Form 10-Q
period 2015-06-30
ConforMIS Inc
filed 2015-08-14
CIK 1305773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37474

ConforMIS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2463152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

28 Crosby Drive Bedford, MA	01730
(Address of principal executive offices)	(Zip Code)

(781) 345-9001

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 11, 2015 there were 40,689,248 shares of Common Stock, $0.00001 par value per share, outstanding.

ConforMIS, Inc.

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$14,496	$37,900
Accounts receivable, net	11,030	9,119
Inventories	9,379	7,691
Prepaid expenses and other current assets	1,403	1,158
Deferred initial public offering costs	4,489	—
Total current assets	40,797	55,868
Property and equipment, net	10,598	8,696
Other Assets
Restricted cash	4,328	4,438
Intangible assets, net	1,119	1,243
Goodwill	753	753
Other long-term assets	283	280
Total assets	$57,878	$71,278

Liabilities and stockholder’s equity
Current liabilities
Accounts payable	$4,520	$3,618
Accrued expenses	9,982	6,942
Deferred revenue	305	—
Current portion of long-term debt	283	272
Total current liabilities	15,090	10,832
Other long-term liabilities	246	271
Deferred revenue	4,778	—
Long-term debt	10,220	10,348
Total liabilities	30,334	21,451
Commitments and contingencies
Stockholders’ equity
Convertible preferred stock, $0.00001 par value:
Authorized: 53,496,241 shares authorized, 51,055,077 and 50,985,652 shares issued and outstanding June 30, 2015 and December 31, 2014, respectively; (aggregate liquidation value of $353,042 and $352,626 at June 30, 2015 and December 31, 2014, respectively)	—	—
Common stock, $0.00001 par value:
Authorized: 80,000,000 shares at June 30, 2015 and December 31, 2014; 4,412,089 and 4,286,164 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	321,071	318,420
Accumulated deficit	(293,245)	(268,096)
Accumulated other comprehensive loss	(282)	(497)
Total stockholders’ equity	27,544	49,827
Total liabilities and stockholders’ equity	$57,878	$71,278

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue
Product	$15,763	$11,173	$30,463	$21,972
Royalty	3,459	—	3,459	—
Total revenue	19,222	11,173	33,922	21,972
Cost of revenue	10,664	7,097	20,052	14,609
Gross profit	8,558	4,076	13,870	7,363

Operating expenses
Sales and marketing	9,758	7,080	19,338	15,458
Research and development	4,317	3,615	8,333	7,193
General and administrative	5,355	3,900	11,134	7,848
Total operating expenses	19,430	14,595	38,805	30,499
Loss from operations	(10,872)	(10,519)	(24,935)	(23,136)

Other income and expenses
Interest income	28	26	68	50
Interest expense	(245)	(38)	(469)	(89)
Other income (expense)	208	—	208	—
Total other expenses	(9)	(12)	(193)	(39)
Loss before income taxes	(10,881)	(10,531)	(25,128)	(23,175)
Income tax provision	11	12	21	20

Net loss	$(10,892)	$(10,543)	$(25,149)	$(23,195)

Net loss per share - basic and diluted	$(2.51)	$(2.49)	$(5.82)	$(5.52)

Weighted average common shares outstanding - basic and diluted	4,341,784	4,238,837	4,319,334	4,199,746

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(10,892)	$(10,543)	$(25,149)	$(23,195)
Other comprehensive income (loss)
Foreign currency translation adjustments	218	(174)	214	(166)
Comprehensive loss	$(10,674)	$(10,717)	$(24,935)	$(23,361)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(25,149)	$(23,195)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	1,199	1,023
Amortization of debt discount	21	16
Stock-based compensation expense	1,846	900
Provision for bad debts on trade receivables	164	(47)
Changes in operating assets and liabilities:
Accounts receivable	(2,075)	(306)
Inventories	(1,688)	342
Prepaid expenses and other assets	(248)	(405)
Deferred initial public offering costs	(4,489)	—
Accounts payable and accrued liabilities	3,942	(1,012)
Deferred royalty revenue	5,084	—
Other long-term liabilities	(25)	(122)
Net cash used in operating activities	(21,418)	(22,806)

Cash flows from investing activities
Acquisition of property and equipment	(2,977)	(641)
Decrease in restricted cash	109	365
Net cash used in investing activities	(2,868)	(276)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	—	1,686
Proceeds from exercise of preferred stock warrant	416	—
Payments on notes payable	(137)	(2,051)
Proceeds from issuance of common stock	389	41
Repurchase of stock options	—	(52)
Net cash (used) provided by financing activities	668	(376)
Foreign exchange effect on cash and cash equivalents	214	(166)
Decrease in cash and cash equivalents	(23,404)	(23,624)
Cash and cash equivalents, beginning of period	37,900	54,221
Cash and cash equivalents, end of period	$14,496	$30,597

Supplemental information:
Cash paid for income taxes	53	98
Cash paid for interest	484	95
Non cash investing and financing activities
Issuances of Series E-1 preferred stock warrants	—	42

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

Note A—Organization and Basis of Presentation

ConforMIS, Inc. and subsidiaries (the Company) is a medical technology company that uses its proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which the Company refers to as customized, to fit each patient’s unique anatomy. The Company’s proprietary iFit® technology platform is potentially applicable to all major joints. The Company offers a broad line of customized knee implants designed to restore the natural shape of a patient’s knee.

The Company was incorporated in Delaware and commenced operations in 2004. The Company introduced its iUni and iDuo in 2007, its iTotal CR in 2011 and its iTotal PS on a limited basis in 2015. The Company has its corporate offices in Bedford, Massachusetts.

Liquidity and operations

Since the Company’s inception in June 2004, it has financed its operations through private placements of preferred stock, bank debt and convertible debt financings, equipment purchase loans, and, beginning in 2007, product revenue. The Company’s product revenue has continued to grow from year-to-year; however, it has not yet attained profitability and continues to incur operating losses. At June 30, 2015, the Company had an accumulated deficit of $293.2 million.

In November 2014, the Company entered into a senior secured $25 million loan and security agreement with Silicon Valley Bank and Oxford Finance, LLC (the “SVB/Oxford Agreement”), consisting of a revolving line of credit, or the Revolving Line, of up to $5 million and commitments for two $10 million term loans. In November 2014, in connection with the Company’s entry into the SVB/Oxford Agreement, the Company drew down the first $10 million term loan (the “SVB/Oxford Term Loan A”). The Company is eligible to draw down a second $10 million term loan on or prior to November 7, 2015 upon meeting certain conditions. As of June 30, 2015, and December 31, 2014, the Company did not have any revolving loans outstanding under the Revolving Line, with $5 million available for borrowing, subject to the Company meeting certain conditions and based on the Company’s borrowing base under the Revolving Line. For further information regarding this facility, see “Note K—Debt and Notes Payable—SVB/Oxford” below. The Company expects to incur substantial expenditures in the foreseeable future in connection with the continued expansion of its business.

The Company’s principal sources of funds are revenue generated from the sale of its products and borrowings under its credit facilities. The Company’s credit facility with SVB/Oxford is its only committed external source of funds.

At June 30, 2015, the Company had cash and cash equivalents and investments of $14.5 million and $4.3 million in restricted cash allocated to lease deposits and funding for its Asia strategy.  At December 31, 2014, the Company had cash and cash equivalents and investments of $37.9 million and $4.4 million in restricted cash allocated to lease deposits and funding for its Asia strategy. See “Note L—Related Party Transactions” for a description of the Asia strategy.

On July 7, 2015, the Company closed its initial public offering (the “IPO”), of its common stock and issued and sold 10,350,000 shares of its common stock, including 1,350,000 shares of common stock issued upon the exercise in full by the underwriters of their over-allotment option, at a public offering price of $15.00 per share, for aggregate offering proceeds of approximately $155 million. The Company received aggregate net proceeds from the offering of approximately $140 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.  The Company’s common stock began trading on the NASDAQ Global Select Market on July 1, 2015.

At June 30, 2015, based on its current operating plan, the Company expects that the net proceeds from its IPO, together with its existing cash and cash equivalents as of June 30, 2015 and anticipated revenue from operations, including from projected sales of its products, will enable it to fund operating expenses and capital expenditure requirements and pay its debt service as it becomes due for at least the next 12 months.

In the event the Company’s existing cash and available financing is not sufficient to fund its operations, the Company may need to engage in equity or debt financings to secure additional funds, including the funds required to pay its existing indebtedness at maturity. The Company may not be able to obtain additional financing on terms favorable to the Company, or at all. In addition, the negative covenants under the SVB/Oxford Agreement, the pledge of the Company’s assets as collateral and the negative pledge with respect to its intellectual property could limit its ability to obtain additional financing.

Basis of presentation and use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates used in these consolidated financial statements include the valuation of accounts receivable, inventory reserves, intangible valuation, equity instruments, impairment assessments, income tax reserves and related allowances, and the lives of property and equipment. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 (File No. 333-204384), as amended, which was declared effective by the Securities and Exchange Commission (“SEC”) on June 30, 2015.

Unaudited Interim Financial Information

The accompanying Interim Financial Statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, and related interim information contained within the notes to the Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustment’s (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2015, results of operations for the three and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014. The results for the six months ended June 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

Note B—Summary of Significant Accounting Policies

Concentrations of credit risk and other risks and uncertainties

Financial instruments that subject the Company to credit risk primarily consisted of cash, cash equivalents and accounts receivable. The Company maintains the majority of its cash with accredited financial institutions.

The Company and its contract manufacturers rely on sole source suppliers for certain components. There can be no assurance that a shortage or stoppage of shipments of the materials or components that the Company purchases will not result in a delay in production or adversely affect the Company’s business. The Company is in the process of validating alternate suppliers relative to certain key components, which are expected to be phased in during the coming periods.

For the three and six months ended June 30, 2015 and 2014, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of the total gross receivable balance at June 30, 2015 or December 31, 2014.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc., ConforMIS Europe GmbH, ConforMIS UK Limited and ConforMIS Hong Kong Limited. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. The Company’s cash equivalents consisted of demand deposits and money market accounts on deposit with certain financial institutions. Demand deposits are carried at cost which approximates their fair value. Money market accounts are carried at fair value based upon level 1 inputs. See “Note C — Fair Value Measurements” below. The associated risk of concentration is mitigated by banking with credit worthy financial institutions.

The Company had $1.8 million as of June 30, 2015 and $1.2 million as of December 31, 2014 held in foreign bank accounts. In addition, the Company has recorded restricted cash of $4.3 million as of June 30, 2015 and $4.4 million as of December 31, 2014. Restricted cash consists of $0.8 million as of June 30, 2015 and December 31, 2014 of security provided for a lease obligation, and $3.5 million as of June 30, 2015 and $3.6 million as of December 31, 2014 of proceeds received in connection with the sale of Series E-1 and E-2 preferred stock that is contractually restricted for use. See “Note L — Related Party Transactions” below.

Fair value of financial instruments

Certain of the Company’s financial instruments, including cash and cash equivalents but excluding money market funds, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s long-term debt approximates its fair value.

Accounts receivable and allowance for doubtful accounts

Accounts receivable consisted of amounts due from medical facilities. In estimating whether accounts receivable can be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, collections experience to date and any specific collection issues that have been identified. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or at the time potential collection risk is identified.

Inventories

Inventories consisted of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or market value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, with market determined based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margins, purchase commitments and other factors in evaluating net realizable value.

Deferred Initial Public Offering Costs

The Company deferred direct incremental costs attributable to the IPO of its common stock. These costs represent legal and other direct costs related to the Company’s efforts to raise capital through a public sale of its common stock. Costs were deferred until the completion of the IPO in July 2015, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. Assets capitalized under capital leases are amortized in accordance with the respective class of assets and the amortization is included with depreciation expense. Maintenance and repair costs are expensed as incurred.

Intangibles and other long-lived assets

Intangible assets consisted of developed technology and other intellectual property rights licensed from ImaTx as part of the spin-out transaction in 2004. Intangible assets are carried at cost less accumulated amortization.

The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets.

Furthermore, periodically the Company assesses whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable.

The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the three and six months ended June 30, 2015 and 2014, no such impairment charges were recognized.

Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of Imaging Therapeutics, Inc. (formerly known as Osteonet.com, renamed ImaTx, Inc.) in 2009. The Company tests goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets may be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. When testing goodwill for impairment, the Company primarily looks to the fair value of the reporting unit, which is typically estimated using a discounted cash flow approach, which requires the use of assumptions and judgments including estimates of future cash flows and the selection of discount rates. The goodwill recognized upon acquiring ImaTx is not deductible for tax purposes. During the three and six months ended June 30, 2015 and 2014, there were no triggering events which would require an interim goodwill impairment assessment.

Revenue recognition

The Company generates revenue from the sale of customized implants and instruments to medical facilities through the use of a combination of direct sales personnel, independent sales representatives and distributors in the United States, Austria, Germany, Ireland, the United Kingdom, Switzerland, Hong Kong and Singapore.

Revenue is recognized when all of the following criteria are met:

•              persuasive evidence of an arrangement exists;

•              the sales price is fixed or determinable;

•              collection of the relevant receivable is probable at the time of sale; and

•              delivery has occurred or services have been rendered.

For a majority of sales to medical facilities, the Company recognizes revenue upon completion of the procedure, which represents satisfaction of the required revenue recognition criteria. For the remaining sales, which are made directly through distributors and generally represent less than 1% of revenue, the Company recognizes revenue at the time of shipment of the product, which represents the point in time when the customer has taken ownership and assumed the risk of loss and the required revenue recognition criteria are satisfied. Such customers are obligated to pay within specified time periods regardless of when or if they ever sell or use the products. Once the revenue recognition criteria have been satisfied the Company does not offer rights of return or price protection and there are no post-delivery obligations.

In April 2015, the Company entered into a fully paid up, worldwide license agreement with Wright Medical Group, Inc., or Wright Group, and its wholly owned subsidiary Wright Medical Technology, Inc., or Wright Technology and collectively with Wright Group, Wright Medical. Under the terms of this license agreement, the Company granted a perpetual, irrevocable, non-exclusive license to Wright Medical to use patient-specific instrument technology covered by the Company’s patents and patent applications with off-the-shelf implants in the foot and ankle. This license does not extend to patient-specific implants. This license agreement provided for a single lump-sum payment by Wright Medical to the Company upon entering into the license agreement, which has been paid. This license agreement will expire upon the expiration of the last to expire of the Company’s patents and patent applications licensed to Wright Medical, which currently is expected to occur in 2031.

         In April 2015, the Company entered into a worldwide license agreement with MicroPort Orthopedics Inc., or MicroPort, a wholly owned subsidiary of MicroPort Scientific Corporation. Under the terms of this license agreement, the Company granted a perpetual, irrevocable, non-exclusive license to MicroPort to use patient-specific instrument technology covered by the Company’s patents and patent applications with off-the-shelf implants in the knee. This license does not extend to patient-specific implants. This license agreement provides for the payment to the Company of a fixed royalty percentage of net sales on patient-specific instruments and associated implant components in the knee, including MicroPort’s Prophecy patient-specific instruments used with its Advance and Evolution implant components. This license agreement also provided for a single lump-sum payment by MicroPort to the Company upon entering into the license agreement, which has been paid. This license agreement will expire upon the expiration of the last to expire of the Company’s patents and patent applications licensed to MicroPort, which currently is expected to occur in 2029.

The Company has accounted for the agreements with Wright Medical and MicroPort under ASC 605-25, Multiple-Element Arrangements and Staff Accounting Bulletin No. 104, Revenue Recognition (ASC 605). In accordance with ASC 605, the Company is required to identify and account for each of the separate units of accounting. The Company identified the relative selling price for each and then allocated the total consideration based on their relative values. In connection with these agreements, in April 2015, the Company recognized in aggregate (i) back-owed royalties of $3.4 million as royalty revenue and (ii) the value attributable to the settlements of $0.2 million as other income.  Additionally, the Company recognized $5.1 million in aggregate as deferred royalty revenue, which will be recognized as royalty revenue ratably through 2031.  See “Note I — Deferred Revenue”.  The on-going royalty from MicroPort is recognized as royalty revenue upon receipt of payment.

Shipping and handling costs

Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense.

Taxes collected from customers and remitted to government authorities

The Company’s policy is to present taxes collected from customers and remitted to government authorities on a net basis and not to include tax amounts in revenue.

Research and development expense

The Company’s research and development costs consisted of engineering, product development, quality assurance, clinical and regulatory expense. These costs are primarily related to employee compensation, including salary, benefits and stock-based compensation. The Company also incurs costs related to consulting fees, materials and supplies, and marketing studies, including data management and associated travel expense. Research and development costs are expensed as incurred.

Advertising expense

Advertising costs are expensed as incurred. Advertising expense was approximately $0.03 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and was $0.2 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s chief operating decision-maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the aggregate Company level. Accordingly, in light of the Company’s current product offerings, management has determined that the primary form of internal reporting is aligned with the offering of the ConforMIS customized joint replacement products and that the Company operates as one segment. See “Note O––Segment and Geographic Data”.

Comprehensive loss

At June 30, 2015 and December 31, 2014, accumulated other comprehensive loss consists of foreign currency translation adjustments.

Foreign currency translation and transactions

The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates at the balance sheet date, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses realized from transactions denominated in foreign currencies, including intercompany balances not considered permanent investments, are included in the consolidated statements of operations.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

The tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from these positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

The Company reviews its tax positions on an annual basis and more frequently as facts surrounding tax positions change. Based on these future events, the Company may recognize uncertain tax positions or reverse current uncertain tax positions, the impact of which would affect the consolidated financial statements.

Medical device excise tax

The Company is subject to the Health Care and Education Reconciliation Act of 2010 (the “Act”), which imposes a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Under the Act, a taxable medical device is any device defined in section 201(h) of the Federal Food, Drug, and Cosmetic Act, intended for humans, which includes an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which meets certain requirements. The Company incurred medical device excise tax expense of $0.2 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. Medical device tax is included in general and administrative expense.

Stock-based compensation

The accounting guidance for stock-based payments requires all stock-based payments to employees and consultants, including grants of stock options, to be recognized in the consolidated statements of operations based on their fair values. The

Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and recognizes the compensation expense of stock-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes option pricing model is affected by the stock price, exercise price, and a number of assumptions, including expected volatility of the stock, expected life of the option, risk-free interest rate and expected dividends on the stock. The Company evaluates the assumptions used to value the awards at each grant date and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

The exercise prices for option grants are set by the Company’s board of directors based upon guidance set forth by the American Institute of Certified Public Accountants, or AICPA, in its Technical Practice Aid, “Valuation of Privately Held Company Equity Securities Issued as Compensation”.

To that end, the board considers a number of factors in determining the option price, including: (1) past sales of the Company’s convertible preferred stock, and the rights, preferences and privileges of the Company stock, (2) obtaining FDA 510(k) clearance, and (3) achievement of budgeted results. See “Note M––Stockholders’ Equity” for a summary of the stock option activity under the Company’s stock-based compensation plan.

Net loss per share

The Company calculates net loss per share in accordance with Accounting Standards Codification 260, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss for the period by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

Diluted EPS is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2015	2014	2015	2014
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(10,892)	$(10,543)	$(25,149)	$(23,195)
Denominator:
Denominator for basic loss per share:
Weighted average shares	4,341,784	4,238,837	4,319,334	4,199,746
Basic loss per share attributable to ConforMIS, Inc. stockholders	$(2.51)	$(2.49)	$(5.82)	$(5.52)
Diluted loss per share attributable to ConforMIS, Inc. stockholders	$(2.51)	$(2.49)	$(5.82)	$(5.52)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2015	2014

Series A Preferred	1,705,138	1,705,138
Series B Preferred	2,234,668	2,234,668
Series C Preferred	2,453,018	2,453,018
Series D Preferred	6,655,764	6,507,152
Series E-1 Preferred	7,316,743	6,038,384
Series E-2 Preferred	5,129,590	5,129,590
Series C Preferred Warrants	76,191	76,191
Series D Preferred Warrants	109,926	125,754
Common stock warrants	83,119	69,636
Stock options	3,593,586	1,302,886
Total	29,357,743	25,642,416

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-03 will have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. This guidance is effective for annual periods and interim reporting periods of public entities beginning after December 15, 2015. The Company does not expect that the adoption of ASU 2015-05 will have a material effect on its consolidated financial statements.

           In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments are effective for annual and interim reporting periods of public entities beginning after December 31, 2015. The Company does not expect that the adoption of ASU 2015-02 will have a material effect on its consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This newly issued accounting standard provides guidance about management’s responsibility to evaluate whether there is a “substantial doubt” about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The defined term “substantial doubt” requires an evaluation of every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued.

The amendments in ASU 2014-15 are effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. Earlier adoption is permitted.  The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In April 2014, FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU amendment changes the requirements for reporting discontinued operations in Subtopic 205-20. The amendment is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company will apply the provisions of this ASU to any future transactions that qualify for reporting discontinued operations.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU’s effective date will be the first quarter of fiscal year 2017 using one of two retrospective application methods. The Company has not determined the potential effects of this ASU on its consolidated financial statements.

Note C—Fair Value Measurements

The Fair Value Measurements topic of the FASB Codification establishes a framework for measuring fair value in accordance with US GAAP, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. This guidance requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

Level 1—	Quoted prices in active markets for identical assets or liabilities.

Level 2—

Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The only assets and liabilities subject to fair value measurement standards at June 30, 2015 and December 31, 2014 are money market funds that are cash equivalents based on Level 1 inputs. The values of these funds were $0.4 million as of June 30, 2015 and $30,000 as of December 31, 2014.

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014

Total receivables	$11,410	$9,281
Allowance for doubtful accounts and returns	(380)	(162)

Accounts receivable, net	$11,030	$9,119

Write-offs related to accounts receivable were $64,000 and $18,000 for the three and six months ended June 30, 2015, respectively, and $0 and $18,000 for the three and six months ended June 30, 2014, respectively.

Note E—Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Raw material	$3,592	$3,311
Work in process	1,773	1,282
Finished goods	4,014	3,098
Total Inventories	$9,379	$7,691

Note F—Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life	June 30,	December 31,
	(Years)	2015	2014
Equipment	5-7	$11,400	$9,598
Funiture and fixtures	5-7	382	362
Computer and software	3	4,547	3,725
Leasehold improvements	2-7	1,372	1,040
Total property and equipment		17,701	14,725
Accumulated depreciation		(7,103)	(6,029)

Property and equipment, net		$10,598	$8,696

Depreciation expense related to property and equipment was $0.6 million and $0.5 million for the three months ended June 30, 2015 and 2014, $1.1 million and $0.9 million for the six months ended June 30, 2015 and 2014.

Note G—Intangible Assets

The components of intangible assets consisted of the following (in thousands):

	Estimated Useful Life	June 30,	December 31,
	(Years)	2015	2014
Developed technology	10	$979	$979
License agreements	10	1,508	1,508
Total intangible assets		2,487	2,487
Accumulated amortization		(1,368)	(1,244)
Intangible assets, net		$1,119	$1,243

The Company recognized amortization expense of $62,000 in the three months ended June 30, 2015 and 2014, and $124,000 in the six months ended June 30, 2015 and 2014. The weighted-average remaining life of total amortizable intangible assets is 4.5 years for the developed technology and license agreement.

The estimated future aggregated amortization expense for intangible assets owned as of June 30, 2015 consisted of the following (in thousands):

Amortization expense
2015 (remainder of year)	$125
2016	249
2017	249
2018	249
2019	247
$1,119

Note H—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014

Accrued employee compensation	$3,460	$2,125
Accrued deferred financing costs	2,513
Deferred rent	214	277
Accrued legal expense	514	265
Accrued consulting expense	95	139
Accrued vendor charges	623	932
Accrued revenue share expense	797	727
Accrued patent settlement and license costs	500	750
Accrued clinical trial expense	313	211
Accrued other	953	1,516
	$9,982	$6,942

Note I — Deferred Revenue

In connection with the license agreements the Company entered into in April 2015 with Wright Medical and MicroPort (see “Note B — Summary of Significant Accounting Policies”), the Company recognized $5.1 million in aggregate as deferred royalty revenue, of which $4.9 million and $0.2 million will be recognized as royalty revenue ratably through 2031 and 2029, respectively.

Note J—Commitments and Contingencies

Operating Leases

The Company maintains its corporate headquarters in a leased building located in Bedford, Massachusetts, and a manufacturing facility located in Burlington, Massachusetts, both of which are accounted for as operating leases. In August 2014, the Company entered into a lease for a manufacturing facility located in Wilmington, Massachusetts, which will also be accounted for as an operating lease. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. The leases contain renewal options, escalating payments and leasehold allowances.

The Company leases the Bedford facility under a long-term, non-cancellable sublease that is scheduled to expire in April 2017. The Company leases the Burlington facility under a long-term, non-cancellable lease that expires in October 2015. In June 2014, the Company entered into a termination agreement to terminate the Burlington facility lease as of July 31, 2015. Accordingly, all monetary obligations pursuant to the original lease are prorated through the termination date and deferred rent and depreciation of leasehold improvements expense was accelerated. In July 2015, the Company and the landlord of the Burlington facility agreed to a hold over for 30 days beyond the lease termination of July 31, 2015 through August 31, 2015. The Wilmington facility is leased under a long-term, non-cancellable lease that commenced in April 2015 and will expire in March 2022. The Company also leases satellite facilities under short-term non-cancellable operating leases.

The future minimum rental payments under the Company’s non-cancellable operating leases as of June 30, 2015 are as follows (in thousands):

Minimum lease
Year	Payments

2015 (remainder of year)	$810
2016	1,641
2017	789
2018	364
2019-2022	1,253
$4,857

Rent expense of $0.5 million and $0.4 million was charged to operations for the three months ended June 30, 2015 and 2014, respectively, and $0.8 million for the six months ended June 30, 2015 and 2014. The Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method. Deferred rent was $0.5 million as of June 30, 2015 and December 31, 2014.  Deferred rent is included in other long-term liabilities.

License and revenue share agreements

Settlement and patent license

In December 2014, the Company entered into a settlement and patent license agreement that grants ConforMIS a fully paid-up license to certain intellectual property and provides for the mutual release and absolute discharge of any and all claims in connection with the licensed patents and with suits filed by and against the parties to the agreement in exchange for $750,000 payable by the Company in two installments, wherein the first installment of $250,000 is payable in January of 2015 and the second installment of $500,000 is payable no later than December 1, 2015. The Company expensed the full amount of the consideration in 2014, included in general and administrative expense. The license continues until the expiration of the last patent.

Revenue share agreements

The Company is party to revenue share agreements with certain past and present members of its scientific advisory board under which these advisors agreed to participate on its scientific advisory board and to assist with the development of the Company’s customized implant products and related intellectual property. These agreements provide that the Company will pay the advisor a specified percentage of the Company’s net revenues, ranging from 0.2% to 1.33%, with respect to the Company’s products on which the advisor made a technical contribution or, in some cases, which the Company covered by a claim of one of its patents on which the advisor is a named inventor. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenues collected by the Company on such product sales. The Company’s payment obligations under these agreements typically expire a fixed number of years after expiration or termination of the agreement, but in some cases expire on a product-by-product basis or expiration of the last to expire of the Company’s patents where the advisor is a named inventor that claims the applicable product.

Philipp Lang, M.D., the Company’s Chief Executive Officer, joined the Company’s scientific advisory board in 2004 prior to becoming an employee. The Company first entered into a revenue share agreement with Dr. Lang in 2008 when he became the Company’s Chief Executive Officer. In 2011, the Company entered into an amended and restated revenue share agreement with Dr. Lang. Under this agreement, the specified percentage of the Company’s net revenues payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of the Company’s current and planned products, including the Company’s iUni, iDuo, iTotal Cr, iTotal PS and iTotal Hip products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The Company’s payment obligations under this agreement expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is named an inventor that claim the applicable product. These payment obligations survive termination of Dr. Lang’s employment with the Company.

The Company incurred aggregate revenue share expense, including all amounts payable under the Company’s scientific advisory board and Chief Executive Officer revenue share agreements of $0.8 million during the three months ended June 30, 2015, representing 5.1% of product revenue, $0.4 million during the three months ended June 30, 2014, representing 3.2% of product revenue, $1.6 million during the six months ended June 30, 2015, representing 5.1% of product revenue, and $0.9 million during the six months ended June 30, 2014, representing 4.2% of product revenue. See “Note L—Related Party Transactions” for further information regarding the Company’s arrangement with its Chief Executive Officer.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to research and development and marketing services.  As of June 30, 2015, obligations under such agreements amounted to $600,000 in the aggregate. The services are expected to be rendered through 2017. As of December 31, 2014, obligations under such agreements amounted to $1.2 million in the aggregate.

Legal proceedings

In the ordinary course of conducting its business, the Company is subject to litigation, claims and administrative proceedings on a variety of matters. An estimate of the possible loss or range of loss as a result of any of these matters cannot be made; however, management does not believe that these matters, individually or in the aggregate, are material to its financial condition, results of operations or cash flows.

Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. In accordance with its bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date and the Company has a director and officer insurance policy that enables it to recover a portion of any amounts paid for future claims.

Note K—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014

Massachusetts Development Finance Agency	$622	$760
Oxford Finance, LLC	6,250	6,250
Silicon Valley Bank	3,750	3,750
	10,622	10,760

Less total discount	(119)	(140)
	10,503	10,620

Less current installments	283	272
Long-term debt, excluding current installments	$10,220	$10,348

The principal payments due under the debt agreements as of June 30, 2015, assuming the $76 million revenue milestone under the SVB/Oxford Agreement is not satisfied consisted of the following (in thousands):

Principal Payment
2015 (remainder of year)	$141
2016	548
2017	3,296
2018	3,347
2019	3,290

Total	$10,622

SVB/Oxford

On November 7, 2014, or the effective date, the Company and ImaTx entered into the SVB/Oxford Agreement consisting of a revolving line of credit of up to $5 million (subject to availability under the borrowing base and satisfaction of other funding conditions) (the “Revolving Line”), and commitments for two $10 million term loans, or the SVB/Oxford Term Loans. At the time the Company entered into the SVB/Oxford Agreement, it borrowed the first $10 million term loan, or the SVB/Oxford Term Loan A, and issued the lenders warrants to purchase 33,481 shares of the Company’s common stock. The Company is eligible to borrow a second term loan in a principal amount of $10 million (the “SVB/Oxford Term Loan B”), on or prior to November 7, 2015, upon meeting certain conditions, including the Company being able to make certain agreed upon representations and warranties to the lenders and a determination by the lenders, in their sole discretion, that there has been no occurrence of any material adverse change, as defined in the SVB/Oxford Agreement, or any material deviation from the annual financial projections provided by the Company and accepted by the lenders. In the event that the Company borrows the additional $10 million term loan, the Company will be obligated to issue warrants to purchase an additional 33,481 shares of its common stock to the lenders under the SVB/Oxford Agreement.

Unless earlier terminated by the Company or accelerated by the lenders, the Revolving Line terminates on November 7, 2019, with all outstanding borrowings and associated interest becoming due and payable upon such termination. The Company’s ability to borrow under the Revolving Line is subject to a borrowing base, calculated as 85% (or such lower percent as Silicon Valley Bank may determine in accordance with the SVB/Oxford Agreement) of eligible accounts receivable. Borrowings under the Revolving Line bear interest at a floating per annum rate equal to the prime rate. Interest on the Revolving Line is payable monthly. In addition to interest, the Company is obligated to pay a $250,000 fee for the Revolving Line, which is payable in annual increments of $50,000 due on the effective date and each anniversary of the effective date. The Company will amortize this fee ratably over the term of the Revolving Line.

Further, the Company is obligated to pay a termination fee of $100,000 if it elects to terminate the Revolving Line prior to the first anniversary of the effective date, or $50,000 if it elects to terminate the Revolving Line between the first and third anniversaries of the effective date, provided that no termination fee will be payable if the Revolving Line is replaced with a new facility or an amended and restated facility from Silicon Valley Bank.

Unless earlier prepaid by the Company or accelerated by the lenders, the SVB/Oxford Term Loans will each mature on November 1, 2019 (the “Term Loan Maturity Date”). The SVB/Oxford Term Loan A bears interest at a fixed rate of 7.25% per annum, which rate was determined as the prime rate on the original date of funding plus 4%. To the extent the Company borrows the SVB/Oxford Term Loan B, such term loan will accrue interest at a fixed per annum rate equal to the prime rate on the date of funding, plus 4%. Interest on each of the SVB/Oxford Term Loans is payable monthly in arrears. If the Company achieves a revenue milestone of $76 million, measured on a trailing 12 month basis for the 12 months ending May 31, 2016, and no event of default has occurred, only interest, and no principal, will be payable for the first 36 months following the effective date. If the Company does not achieve the revenue milestone, only interest, and no principal, will be payable for the first 24 months following the effective date. After the interest only period, the Company is required to make equal monthly payments of principal and interest, in arrears, for the remaining term until maturity. In addition to interest, the Company is obligated to make a final payment fee equal to the original principal amount of the applicable SVB/Oxford Term Loan, multiplied by 7%, on the earliest to occur of the Term Loan Maturity Date, the acceleration of any term loan, or the prepayment of a term loan, which is expensed to interest over the term of the respective term loan using the effective interest method. Further, with respect to any term loan subject to prepayment prior to the Term Loan Maturity Date, whether by mandatory or voluntary prepayment or acceleration, the Company will be required to make a prepayment fee equal to 3% of the principal amount being prepaid, if such prepayment is made on or prior to the first anniversary of the funding date of the applicable term loan, 2% of the principal amount being prepaid, if such prepayment is made after the first anniversary but before the second anniversary of the funding date of the applicable term loan, or 1% of the principal amount being prepaid, if such prepayment is made after the second anniversary of the funding date of the applicable term loan.

The Company’s obligations under the SVB/Oxford Agreement are secured by a security interest over substantially all of the Company’s and ImaTx’s assets, other than intellectual property, with respect to which the Company and ImaTx granted a negative pledge. The SVB/Oxford Agreement contains negative covenants restricting its activities, including limitations on dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and certain other business transactions. There are no financial covenants associated with the SVB/Oxford Agreement. Obligations under the SVB/Oxford Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the business, operations or financial or other condition.

Also, immediately upon the occurrence and during the continuance of an event of default, all obligations outstanding under the agreement shall accrue interest at a fixed rate equal to the per annum rate that is otherwise applicable thereto plus 5%.

As of June 30, 2015 and December 31, 2014, the prime rate was 3.25% and no advances were outstanding from the fully available $5 million Revolving Line. Administrative and legal costs in connection with the SVB/Oxford Agreement were deemed immaterial and expensed as incurred.

In connection with the SVB/Oxford Term Loan A, the Company issued warrants to purchase an aggregate of 33,481 shares of the Company’s common stock at a price of $8.96 per share, which was the fair value of the Company’s common stock. Based on the Company’s assessment of the warrants relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity and the Company recorded $134,000 fair value of the warrants as a discount to the term loan recorded to additional paid-in capital.

The value of the warrants is amortized to interest expense over the life of the SVB/Oxford Term Loan A. The Company used the Black-Scholes option pricing model to calculate the fair value of the warrants based on the following inputs and assumptions:

Risk-free interest rate	1.6%
Expected term (in years)	5
Dividend yield	0%
Expected volatility	50%

$15 million term loan—WTI Term Loan II

In May 2014, the $15 million term loan and security agreement (the “WTI Term Loan II”) entered into with Western Technology Investment in February 2011 was paid-off as scheduled. The 39-month credit facility was secured by certain tangible assets of the Company and included a security interest in the Company’s intellectual property. The borrowings under the WTI Term Loan II, which were drawn in tranches, incurred a fixed interest rate of 12.50% per annum. Following the interest only periods, interest and principal was payable in equal monthly installments. In 2011, the Company drew down two tranches of $5 million each and issued warrants to purchase $1,100,000 and $80,000 of Series D preferred stock. Based on the Company’s assessment of the warrants relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity and the Company recorded $573,000 million and $76,000 fair value of the warrants as a discount to the term loan recorded to additional paid-in capital. The value of the warrants was amortized to interest expense over the life of the term loans, which was fully amortized when the loan was paid in full in 2014.

Additionally, in July 2011, in connection with an amendment of the WTI Term Loan II to extend the termination dates of the second and third tranches, the Company issued a warrant to purchase $159,000 of Series D preferred stock or equivalent preferred stock. Based on the Company’s assessment of the warrants relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity and the Company recorded $79,000 fair value of the warrants as a discount to the term loan to additional paid-in capital. The value of the warrants was amortized to interest expense over the remaining life of the term loan which was fully amortized when the loan was paid-off.

$1.4 million term loan—Massachusetts Development Finance Agency

In June 2011, the Company entered into a $1.4 million term loan facility with Massachusetts Development Finance Agency (“MDFA”) for the purposes of equipment purchases. The MDFA facility, which is subordinated to the SVB/Oxford Term Loans and any advances under the Revolving Line, are secured on a second-lien basis by certain tangible assets of the Company.

At the time the Company entered into the MDFA facility, the Company borrowed the first tranche of $0.6 million, with the remaining funds to be borrowed over the following 18 months. To date, the Company has borrowed a total of $1.4 million of the available commitments under the facility, of which $622,000 in loans were outstanding as of June 30, 2015. Loans under the MDFA facility bear a fixed interest rate of 6.5% per annum. Interest is payable monthly in arrears. Beginning on January 1, 2013, the Company began making payments of principal and interest in 66 equal monthly installments.

In connection with the MDFA facility, the Company issued warrants to MDFA to purchase 16,000 shares of Series D preferred stock. Based on the Company’s assessment of the warrants relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity and the Company recorded fair value of $46,000 as a discount to the term loan and was amortized to interest expense over the 84-month life of the term loan.

Note L—Related Party Transactions

Vertegen

In April 2007, the Company entered into a license agreement with Vertegen, Inc., or Vertegen, which was amended in May 2015 (the “Vertegen Agreement”). Vertegen is an entity that is wholly owned by Dr. Lang, the Company’s Chief Executive Officer. Under the Vertegen Agreement, Vertegen granted the Company an exclusive, worldwide license under specified Vertegen patent rights and related technology to make, use and sell products and services in the fields of diagnosis and treatment of articular disorders and disorders of the human spine. The company may sublicense the rights licensed to it by Vertegen. The Company is required to use commercially reasonable efforts, at its sole expense, to prosecute the patent applications licensed to the Company by Vertegen.

In connection with entering into the license agreement with Vertegen, the Company paid Vertegen an initial license fee of $10,000 and issued Vertegen a warrant to purchase 100,000 shares of its common stock at an exercise price of $1.10 per share, which has expired unexercised. Pursuant to the Vertegen Agreement, the Company is required to pay Vertegen a 6% royalty on net sales of products covered by the patents licensed to us by Vertegen, the subject matter of which is directed primarily to spinal implants, and any proceeds from the Company enforcing the patent rights licensed to the Company by Vertegen. Such 6% royalty rate will be reduced to 3% in the United States during the five-year period following the expiration of the last-to-expire applicable patent in the United States and in the rest of the world during the five-year period following the expiration of the last-to-expire patent anywhere in the world. The Company has not sold any products subject to this agreement and has paid no royalties under this agreement. The Company has paid approximately $140,000 in expenses as of June 30, 2015 in connection with the filing and prosecution of the patent applications licensed to the Company by Vertegen.

The Vertegen Agreement may be terminated by the Company at any time by providing notice to Vertegen. In addition, Vertegen may terminate the Vertegen Agreement in its entirety if the Company is in material breach of the agreement, and the Company fails to cure such breach during a specified period.

Asia strategy

In connection with the issuance and sale of the Company’s Series E-1 and Series E-2 preferred stock, the Company entered into a letter agreement with an investor that provides that $5.0 million of the proceeds received by the Company from the investor for the sale of the Company’s Series E-1 and Series E-2 preferred stock could only be used in connection with the marketing and sale of the Company’s products in Asia and that a committee of the Company’s board of directors should be formed for the purposes of directing and overseeing the investment of such proceeds.  This letter agreement terminated upon the closing of the Company’s IPO. Upon the termination of this letter agreement, the Company was no longer required to invest such proceeds in the manner that had been required by the letter agreement and it is not required to maintain such an Asia strategy committee. While the Company is not obligated to maintain such a committee, the Company’s board of directors has determined to continue to have such a committee for a period of two years from the closing of its IPO.

In July 2013, the Company agreed to exchange 381,875 shares of Series E-1 preferred stock held by the investor for 381,875 shares of the Company’s Series E-2 preferred stock.

Based on the restriction on the use of the proceeds received in connection with the letter agreement, the proceeds were classified as restricted cash. As of June 30, 2015, $3.5 million of the proceeds, and as of December 31, 2014, $3.6 million of the proceeds were included in restricted cash.

Upon the closing of the Company’s IPO in July 2015, pursuant to the conditions of the letter agreement in connection with the Asia strategy, $3.5 million of the proceeds was reclassified from restricted cash to cash and cash equivalents.

Revenue share agreement

As described in Note J, the Company is a party to certain agreements with advisors to participate as a member of the Company’s scientific advisory board. In September 2011, the Company entered into an amended and restated revenue share agreement with Philipp Lang, M.D., the Company’s Chief Executive Officer, which amended and restated a similar agreement entered into in 2008 when Dr. Lang stepped down as chair of the Company’s scientific advisory board and became the Company’s Chief Executive Officer. This agreement provides that the Company will pay Dr. Lang a specified percentage of our net revenues, ranging from 0.875% to 1.33%, with respect to all of our current and planned products, including the Company’s iUni, iDuo, iTotal CR, iTotal PS and iTotal Hip products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenues collected by the Company on such product sales. The Company’s payment obligations expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is a named inventor that claim the applicable product. These payment obligations survive any termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively.

Note M—Stockholders’ Equity

Common stock

The Company’s amended and restated certificate of incorporation in effect during the six months ended June 30, 2015 and 2014, (the “Restated Certificate of Incorporation”) authorized the Company to issue 80,000,000 shares of $0.00001 par value common stock in the six months ended June 30, 2015 and in the year ended December 31, 2014. Common stockholders were entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock was entitled to one vote.

Preferred stock

The Company’s Restated Certificate of Incorporation authorized the Company to issue 53,496,241 shares of $0.00001 par value preferred stock.

In connection with the IPO in July 2015, all outstanding shares of preferred stock converted into an aggregate of 25,527,505 shares of common stock.

At June 30, 2015, convertible preferred stock consisted of the following (in thousands, except share data):

Series	Shares Authorized	Shares Issued and Outstanding	Liquidation Value
Series A convertible preferred	3,410,278	3,410,278	$3,410
Series B convertible preferred	4,469,349	4,469,349	12,023
Series C convertible preferred	5,191,754	4,906,040	17,171
Series D convertible preferred	14,612,360	13,376,712	80,260
Series E-1 convertible preferred	15,149,375	14,633,509	117,068
Series E-2 convertible preferred	10,663,125	10,259,189	123,110
	53,496,241	51,055,077	$353,042

At December 31, 2014, convertible preferred stock consisted of the following (in thousands, except share data):

Series	Shares Authorized	Shares Issued and Outstanding	Liquidation Value
Series A convertible preferred	3,410,278	3,410,278	$3,410
Series B convertible preferred	4,469,349	4,469,349	12,023
Series C convertible preferred	5,191,754	4,906,040	17,171
Series D convertible preferred	14,612,360	13,307,287	79,844
Series E-1 convertible preferred	15,149,375	14,633,509	117,068
Series E-2 convertible preferred	10,663,125	10,259,189	123,110
	53,496,241	50,985,652	$352,626

Significant terms of the Company’s preferred stock were as follows:

Conversion.    At June 30, 2015, each share of preferred stock was convertible into the Company’s common stock at the option of the holder on a two-to-one basis. Additionally, each share of preferred stock was automatically convertible into common stock upon the earlier (1) closing of a firm commitment underwritten public offering from which the aggregate net proceeds equal or exceed $50.0 million and in which the price per share is at least $20.00, or the equivalent price after adjustment for certain events, (2) with respect to the Series A preferred stock, approval of the holders of a majority of the outstanding Series A preferred stock, (3) with respect to the Series B preferred stock, approval of the holders of a majority of the outstanding Series B preferred stock, (4) with respect to the Series C preferred stock, approval of the holders of a majority of the outstanding Series C preferred stock, (5) with respect to the Series D preferred stock, approval of the holders of a majority of the outstanding Series D preferred stock, (6) with respect to the Series E-1 preferred stock, approval of the holders of a majority of the outstanding Series E-1 preferred stock, and (7) with respect to the Series E-2 preferred stock, approval of the holders of a majority of the outstanding Series E-2 preferred stock.

Antidilution Protection.    At June 30, 2015, the rate at which shares of preferred stock were convertible into common stock was subject to adjustment for stock dividends, stock splits, reverse stock splits, and similar events. The rate also was subject to broad-based weighted average antidilution protection, subject to exclusions for: (1) the issuance of common stock as approved by the Board of Directors to directors, officers, employees, consultants, and advisors, (2) the issuance of the Company’s capital stock (or rights therefor) in connection with acquisitions and mergers as approved by the Board of Directors, (3) the issuance of the Company’s capital stock (or rights therefor) as approved by the Board of Directors in connection with equipment leasing, real estate, bank financing, or similar transactions, (4) the issuance of the Company’s capital stock (or rights therefor) as approved by the Board of Directors to vendors, customers or strategic business partners, (5) common stock issued upon conversion of preferred stock, (6) the issuance of securities in an underwritten public offering pursuant to an effective registration statement, (7) the issuance of securities pursuant to outstanding warrants as of July 5, 2013, (8) issuances of securities approved by the holders of a majority of the outstanding Series E-1 preferred stock and outstanding Series E-2 preferred stock, voting together as a single class on an as-converted basis, and either unanimously approved by the Company’s Board of Directors or the holders of outstanding shares of preferred stock, voting together as a single class on an as-converted basis, and (9) Series E-1 preferred stock or Series E-2 preferred stock issued or issuable at a purchase price equal to or greater than $8.00 per share.

Dividends.    At June 30, 2015, the holders of preferred stock were entitled to receive non-cumulative and non-accruing dividends only when and if declared by the Board of Directors out of funds legally available for that purpose in an amount equal to: $0.10 per share of Series A preferred stock; $0.27 per share of Series B preferred stock; $0.35 per share of Series C preferred stock; $0.60 per share of Series D preferred stock; $0.80 per share of Series E-1 preferred stock; and $1.20 per share of Series E-2 preferred stock (in each case, subject to stock splits, subdivisions, combinations, consolidations and the like with respect to such shares). No dividends could be declared on any series of preferred stock unless dividends were declared on all such preferred stock. After payments of dividends to the holders of preferred stock, dividends may have been declared and distributed among all holders of common stock, provided that no dividend was declared or distributed among the holders of common stock at a greater rate than that at which dividends were paid to the holders of preferred stock (based on the number of shares of common stock into which such preferred stock was convertible on the date the dividend is declared).

Voting rights.    At June 30, 2015, the holders of preferred stock were entitled to the number of votes equal to the number of shares of common stock issuable upon conversion of the preferred stock held by such holder, and except as otherwise provided by law or the Restated Certificate of Incorporation, the holders of preferred stock and of common stock voted together on all matters.

Protective provisions.    At June 30, 2015, the votes of the holders of a majority of the outstanding shares of each series of preferred stock, voting as a separate class, were required for the approval of certain events relating to (1) authorization or issuance of additional preferred stock having superior preferences or priorities as to dividends, redemption rights, liquidation preferences, conversion rights or voting rights of the given series of preferred stock, and (2) amendments, restatements, modifications or waivers to the Company’s certificate of incorporation or bylaws in a manner that was materially adverse to the given series of preferred stock.

Additionally, the votes of the holders of a majority of the outstanding shares of preferred stock, voting together as a single class, were required for the approval of certain events relating to the liquidation, dissolution, or winding-up of the Company, certain redemptions or repurchases of the Company’s common stock, and the disposition of the securities of any subsidiary (other than to the Company), any authorization, execution, amendment or termination of any material contract, agreement or other arrangement between the Company and any member of the Company’s board of directors, any executive officer or any holder of 10% of the Company’s outstanding capital stock, any increase in the number of shares of the Company’s capital stock reserved under any equity incentive plan, and any change in the Company’s principal business focus to a field of business other than medical devices.

Redemption.    At June 30, 2015, none of the preferred stock was redeemable.

Liquidation, dissolution, or winding-up.    At June 30, 2015, in the event of any liquidation or winding up of the Company, the holders of Series E-1 preferred stock, Series E-2 preferred stock and Series D preferred stock were entitled to receive, pari passu and in preference to the holders of the Company’s Series C preferred stock, Series B preferred stock, Series A preferred stock and common stock, an amount equal to declared but unpaid dividends on each share of such preferred stock, plus $8.00 per share of Series E-1 preferred stock, $12.00 per share of Series E-2 preferred stock and $6.00 per share of Series D preferred stock. After such payments, the holders of Series C preferred stock were entitled to receive, in preference to the holders of Series B preferred stock, Series A preferred stock and common stock, an amount equal to declared but unpaid dividends on a share of Series C preferred stock plus $3.50 per share.

After such payments, the holders of Series B preferred stock were entitled to receive, in preference to the holders of Series A preferred stock and common stock, an amount equal to declared but unpaid dividends on a share of Series B preferred stock plus $2.69 per share. After such payments, the holders of Series A preferred stock were entitled to receive, in preference to the holders of common stock, an amount equal to declared but unpaid dividends on a share of Series A preferred stock plus $1.00 per share.

After the payments set forth above, proceeds were shared pro rata by the holders of common stock, Series C preferred stock, Series B preferred stock and Series A preferred stock (on an as-converted basis) until such time as the holders of each such series of preferred stock received a total distribution (including the initial preference) of two times their respective original purchase prices. All remaining proceeds thereafter shall be shared pro rata by the holders of common stock. A consolidation or merger of the Company or sale of all or substantially all of its assets or of a majority of its capital stock were deemed to be a liquidation or winding up for purposes of the liquidation preference.

Right of first refusal.    At June 30, 2015, for subsequent issuances of equity securities of the Company (excluding certain specified issuances), the Company granted to certain investors holding at least 300,000 shares of preferred stock (or common stock issued upon conversion of preferred stock) and certain other investors (each a “Major Investor”) the right to purchase up to their pro rata share of the new securities. Also, had any Major Investor chosen not to purchase its full pro rata share, certain other Major Investors had the right to purchase a portion of the remaining shares.

Demand registration rights

Beginning six months after the closing of the Company’s IPO, subject to specified limitations set forth in a registration rights agreement, at any time, the holders of at least 25% of the then outstanding registrable shares may at any time demand in writing that the Company register all or a portion of the registrable shares under the Securities Act on a Form other than Form S-3 for an offering of at least 20% of the then outstanding registrable shares or a lesser percentage of the then outstanding registrable shares provided that it is reasonably anticipated the aggregate offering price would exceed $20 million. The Company is not obligated to file a registration statement pursuant to these rights on more than two occasions.

In addition, after such time as the Company is eligible to use Form S-3, subject to specified limitations set forth in the registration rights agreement, the holders of at least 25% of the then outstanding registrable shares may at any time demand in writing that the Company register all or a portion of the registrable shares under the Securities Act on Form S-3 for an offering of at least 25% of the then outstanding registrable shares having an anticipated aggregate offering price to the public, net of selling expenses, of at least $5 million (a “Resale Registration Statement”). The Company is not obligated to effect a registration pursuant to a Resale Registration Statement on more than one occasion.

Incidental registration rights

If, at any time after the IPO the Company proposes to file a registration statement to register any of its common stock under the Securities Act in connection with a public offering of such common stock, other than pursuant to certain specified registrations, the holders of registrable shares are entitled to notice of registration and, subject to specified exceptions, including market conditions, the Company will be required, upon the holder’s request, to register their then held registrable shares.

Warrants

The Company also issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No new warrants were issued in the six months ended June 30, 2015. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets.

All warrants were exercisable immediately upon issuance. Upon the conversion of the Company’s preferred stock into common stock in connection with the closing of the Company’s IPO, all outstanding warrants to purchase preferred stock instead became warrants to purchase shares of common stock at a ratio of one share of common stock for every two shares of preferred stock.

The fair value of warrants at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended December 31,
2014

Risk-free interest rate	0.91%-1.71%
Expected term (in years)	2.50-5.00
Dividend yield	0.00%
Expected volatility	50.00%-55.00%

Series C preferred stock warrants

The Company has issued warrants to certain investors to purchase up to 594,774 shares of Series C preferred stock at an exercise price range of $0.01 to $3.50 per share of which warrants to purchase 285,714 shares were outstanding as of June 30, 2015 and December 31, 2014. There was no warrant activity during the six months ended June 30, 2015.

Series D preferred stock warrants

The Company has issued warrants to certain investors and consultants to purchase up to 1,672,529 shares of Series D preferred stock at an exercise price of $6.00 per share, of which warrants to purchase 1,099,260 shares of Series D preferred stock were outstanding as June 30, 2015 and 1,246,367 shares of Series D preferred stock were outstanding at December 31, 2014. For information on the effect of the closing of the Company’s IPO on the Series D preferred stock warrants, see “Note Q – Subsequent Events.”

Summary of Series D preferred stock warrant activity is as follows:

		Weighted
		Average	Number of	Weighted
	Number of	Exercise Price	Warrants	Average Price	Fair
	Warrants	Per Share (1)	Exercisable	Per Share	Value
Outstanding December 31, 2014	1,246,367	$6.00	1,246,367	$6.00	$—
Granted	—	—	—	—	—
Exercised	(129,476)	6.00	(129,476)	6.00	—
Cancelled/expired	(17,631)	—	(17,631)	6.00	—

Outstanding June 30, 2015 (unaudited)	1,099,260	$6.00	1,099,260	$6.00	$—

Series E-1 and E-2 preferred stock warrants

The Company has issued warrants to certain equity investors and consultants to purchase up to 515,866 shares of Series E-1 preferred stock at an exercise price of $8.00 per share. As of June 30, 2015 and December 31, 2014, warrants to purchase 515,866 shares of Series E-1 preferred stock were outstanding. The Company has issued warrants to certain investors and consultants to purchase up to 403,936 shares of Series E-2 preferred stock at an exercise price of $8.00 per share. As of June 30, 2015 and December 31, 2014, warrants to purchase 403,936 shares of Series E-2 preferred stock were outstanding. For information on the effect of the closing of the Company’s IPO on the Series E-1 and E-2 preferred stock warrants, see “Note Q – Subsequent Events.” There was no warrant activity during the six months ended June 30, 2015.

Common stock warrants

The Company also issued warrants to certain investors and consultants to purchase 1,138,424 shares of common stock at an exercise price range of $0.02 to $9.00 per share of which warrants to purchase 204,312 shares were outstanding as of June 30, 2015 and December 31, 2014. The was no warrant activity during the six months ended June 30, 2015.

At June 30, 2015 and December 31, 2014, the range of warrant prices per share for shares under warrants and the weighted average contractual life is as follows:

		Weighted		Weighted
		Average		Average	Number of	Weighted
	Number of	Exercise Price		Remaining	Warrants	Average Price
2015	Warrants	Per Share		Contractual Life	Exercisable	Per Share
Series C	285,714	$3.50		2.05	285,714	$3.50
Series D	1,099,260	$6.00	(1)	2.61	1,099,260	$6.00
Series E-1	515,866	$8.00		4.45	515,866	$8.00
Series E-2	403,936	$8.00		5.97	403,936	$8.00
Common Stock	204,312	$8.90		2.77	204,312	$8.90

2014	Number of Warrants	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share
Series C	285,714	$3.50		2.55	285,714	$3.50
Series D	1,246,367	$6.00	(1)	2.84	1,246,367	$6.00
Series E-1	515,866	$8.00		4.95	515,866	$8.00
Series E-2	403,936	$8.00		6.46	403,936	$8.00
Common Stock	204,312	$8.90		3.26	204,312	$8.90

(1)   This weighted average exercise price does not give effect to the exchange of warrants to purchase shares of Series D preferred stock for shares of common stock for no additional consideration in connection with the IPO. See “Note Q—Subsequent Events.”

Stock option plans

In June 2004, the Company authorized the adoption of the 2004 Stock Option and Incentive Plan (the “2004 Plan”). Under the 2004 Plan, options were granted to persons who were, at the time of grant, employees, officers, or directors of, or consultants or advisors to, the Company. The 2004 Plan provided for the granting of non-statutory options, incentive options, stock bonuses, and rights to acquire restricted stock.

The option price at the date of grant was determined by the Board of Directors and, in the case of incentive options, could not be less than the fair market value of the common stock at the date of grant, as determined by the Board of Directors. Options granted under the 2004 Plan generally vest over a period of four years and are set to expire 10 years from the date of grant. In February 2011, the Company terminated the 2004 Plan and all options outstanding under it were transferred to the 2011 Stock Option/Stock Issuance Plan (the “2011 Plan”).

In February 2011, the Company authorized the adoption of the 2011 Plan. The 2011 Plan is divided into two separate equity programs, Option Grant Program and Stock Issuance Program. Per the 2011 Plan, options can be granted to persons who are, at the time, employees, officers, or directors of, or consultants or advisors to, the Company. The 2011 Plan provides for the granting of non-statutory options, incentive options and common stock. The price at the date of grant is determined by the Board of Directors and, in the case of incentive options and common stock, cannot be less than the fair market value of the common stock at the date of grant, as determined by the Board of Directors. Options granted under the 2011 Plan generally vest over a period of four years and expire 10 years from the date of grant.

In June 2015, the Company terminated the 2011 Plan and all options outstanding under it were transferred to the 2015 Stock Incentive Plan (the “2015 Plan”). The Company had reserved 6,630,242 shares of common stock for issuance under the 2011 Plan including shares previously reserved for under the 2004 Plan, of which 259,403 were still available for grant on June 30, 2015 and transferred to the 2015 Plan.

Activity under the 2011 Plan is as follows:

	Number of Options	Price per Share	Weighted Average Exercise Price per Share
Outstanding December 31, 2014	5,355,567	$0.60 - 10.96	$4.87
Granted	366,836	10.96 - 15.26	11.19
Exercised	(111,259)	1.10 - 10.96	3.50
Expired	(25,972)	4.32 - 10.96	5.84
Cancelled/Forfeited	(17,725)	5.26 - 10.96	7.51
Outstanding June 30, 2015 (unaudited)	5,567,447	$0.60 - 15.26	$5.30

Total vested and exercisable	4,170,912

The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of our common stock that will be reserved for issuance under the 2015 Plan is the sum of: (1) 2,000,000; plus (2) the number of shares equal to the sum of the number of shares of our common stock then available for issuance under the 2011 Plan and the number of shares of our common stock subject to outstanding awards under the 2011 Plan or under the 2004 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the least of (a) 3,000,000 shares of our common stock, (b) 3% of the number of shares of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board.  Our employees, officers, directors, consultants and advisors will be eligible to receive awards under the 2015 Plan. Incentive stock options, however, may only be granted to our employees.  At June 30, 2015, the Company had reserved 2,259,403 shares of common stock for issuance under the 2015 Plan, including shares previously reserved for under the 2004 and 2011 Plans.  As of June 30, 2015, 2,244,737 shares of common stock were available for future issuance under the 2015 Plan.

At June 30, 2015, 14,666 shares of restricted stock awards were granted from the 2015 Plan at a price per share of $15.00.  No restricted stock awards under the 2015 Plan were vested as of June 30, 2015.

Stock-based compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using a pricing model is affected by the value of the Company’s common stock as well as assumptions regarding a number of complex and subjective variables. The valuation of the Company’s common stock is performed with the assistance of an independent third-party valuation firm using a methodology that includes various inputs including the Company’s historical and projected financial results, peer company public data and market metrics, such as risk-free interest and discount rates. As the valuation includes unobservable inputs that are primarily based on the Company’s own assumptions, the inputs are considered level 3 inputs within the fair value hierarchy.

The weighted average fair value of options granted was $7.54 per share for the three months ended June 30, 2015, and $4.98 for the six months ended June 30, 2015.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.75%	—	1.37%-1.75%	—
Expected term (in years)	6.02 - 6.25	—	5.47 - 6.45	—
Dividend yield	0.00%	—	0.00%	—
Expected volatility	50.00%	—	50.00%	—

Risk-free interest rate.    The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected term.    The expected term of stock options represents the period the stock options are expected to remain outstanding and is based on the “SEC Shortcut Approach” as defined in “Share-Based Payment”  (SAB 107) ASC 718-10-S99, “Compensation—Stock Compensation—Overall—SEC Materials,” which is the midpoint between the vesting date and the end of the contractual term. With certain stock option grants, the exercise price may exceed the fair value of the common stock. In these instances, the Company adjusts the expected term accordingly.

Dividend yield.    The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Expected volatility.    Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company does not have a history of market prices of its common stock as it is not a public company. Therefore, the Company estimates volatility in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, SAB 107, using historical volatilities of similar public entities.

Forfeitures.    The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Employee stock-based compensation expense recognized was $0.8 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and $1.8 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively.  Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$43	$41	$153	$82
Sales and marketing	180	104	390	217
Research and development	158	158	413	255
General and administrative	376	132	890	346
	$757	$435	$1,846	$900

At June 30, 2015, the Company had $5.2 million of total unrecognized compensation expense that will be recognized over a weighted average period of 2.41 years.

Note N—Income Taxes

The Company is subject to U.S. federal, state, and foreign income taxes.  The Company recorded a provision for income taxes of $11,000 and $12,000 for the three months ended June 30, 2015 and 2014, respectively, and $21,000, and $20,000 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and December 31, 2014, the Company had reserves for uncertain tax positions of $3.1 million and $2.5 million, respectively, of which $3.0 million and $2.4 million were netted against the Company’s net operating losses.

The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months.

The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2015, $4,000 of interest and penalties have been accrued.

The Company continues to maintain a valuation allowance against certain deferred tax assets where it is more likely than not that the deferred tax asset will not be realized because of its extended history of annual losses. Such deferred tax assets principally relate to tax net operating losses and credit carryforwards in certain jurisdictions for which sufficient taxable income for the utilization cannot be projected at this time, which may result in net operating losses or credits or both potentially expiring without being utilized due to shorter carryforward periods. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital,” a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material. Management does not believe it is more likely than not that the Company’s net federal deferred tax assets as of June 30, 2015 will be realized based upon its assessment of all available evidence, both positive and negative.

Note O—Segment and Geographic Data

The Company operates as one reportable segment as described in Note B to the Consolidated Financial Statements. The countries in which the Company has local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), and the rest of the word, which consists of Europe predominately (including Germany, Switzerland and the United Kingdom) and other foreign countries. Sales are attributable to a geographic area based upon the customer’s country of domicile. Net property, plant and equipment are based upon physical location of the assets.

Geographic information consists of the follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product Revenue
United States	$11,871	$8,026	$22,183	$14,978
Rest of World	3,892	3,147	8,280	6,994

	$15,763	$11,173	$30,463	$21,972

	June 30,	December 31,
	2015	2014
Property and equipment, net
United States	$10,461	$8,540
Rest of World	137	156
	$10,598	$8,696

Note P—Recapitalization

On June 16, 2015, the Company effected a reverse stock split of the Company’s common stock at a ratio of one share for every two shares previously held. All common stock share and common stock per share data included in these financial statements reflect the reverse stock split.

Note Q—Subsequent Events

On July 7, 2015, the Company closed its IPO in which it issued and sold 10,350,000 shares of its common stock, including 1,350,000 shares of common stock issued upon the exercise in full by the underwriters of their over-allotment option, at a public offering price of $15.00 per share. The Company received aggregate net proceeds from the offering of approximately $140 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.  The Company’s common stock began trading on the NASDAQ Global Select Market on July 1, 2015.

On July 7, 2015, the Company filed a restated certificate of incorporation in connection with its IPO, pursuant to which the Company is authorized to issue 200,000,000 shares of common stock and 5,000,000 shares of preferred stock.  In addition, each of the following occurred in connection with the closing of the IPO on July 7, 2015:

•                                          the issuance of the 10,350,000 shares of the Company’s common stock;

•                                          the automatic conversion of all outstanding shares of the Company’s preferred stock into 25,527,505 shares of common stock;

•                                          the issuance of 380,902 shares of the Company’s common stock upon the exercise or exchange of warrants to purchase the Company’s capital stock, which consisted of warrants to purchase:

•                  4,166 shares of the Company’s common stock;

•                  252,429 shares of the Company’s Series D preferred stock;

•                  300,059 shares of the Company’s Series E-1 preferred stock; and

•                  200,996 shares of the Company’s Series E-2 preferred stock;

•                                          the right to the issuance of a warrant to purchase 142,857 shares of the Company’s common stock at an exercise price of $7.00 per share in replacement of a warrant to purchase 285,714 shares of the Company’s Series C preferred stock at an exercise price of $3.50 per share;

•                                          the conversion of a warrant to purchase 160,000 shares of the Company’s Series D preferred stock at an exercise price of $6.00 per share into a warrant to purchase 80,000 shares of common stock at an exercise price of $12.00 per share; and

•                                          the expiration of warrants to purchase 483,532 shares of the Company capital stock, which consisted of warrants to purchase:

•                  64,217 shares of the Company’s Series D preferred stock;

•                  215,807 shares of the Company’s Series E-1 preferred stock; and

•                  202,940 shares of the Company’s Series E-2 preferred stock.

In July 2015, upon the closing of the Company’s IPO, pursuant to the conditions of the letter agreement in connection with the Asia strategy, $3.5 million of the proceeds was reclassified from restricted cash to cash and cash equivalents.  See “Note L—Related Party Transactions”.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus, dated June 30, 2015, for our initial public offering and filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on July 1, 2015, which we refer to as the “Prospectus”. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of the Prospectus our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•                  our estimates regarding the potential market opportunity and timing of estimated commercialization for our current and future products, including our iTotal CR, our iTotal PS and, if we receive required marketing clearances or approvals, our iTotal Hip;

•                  our expectations regarding our sales, expenses, gross margins and other results of operations;

•                  our strategies for growth and sources of new sales;

•                  maintaining and expanding our customer base and our relationships with our independent sales representatives and distributors;

•                  our current and future products and plans to promote them;

•                  anticipated trends and challenges in our business and in the markets in which we operate;

•                  the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•                  the future availability of raw materials used to manufacture, and finished components for, our products from third-party suppliers, including single source suppliers;

•                  product liability claims;

•                  our ability to retain and hire necessary employees and to staff our operations appropriately;

•                  our ability to compete in our industry and with innovations by our competitors;

•                  potential reductions in reimbursement levels by third-party payors and cost containment efforts of accountable care organizations;

•                  our ability to protect proprietary technology and other intellectual property and potential claims against us for infringement of the intellectual property rights of third parties;

•                  potential challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•                  the impact of federal legislation to reform the United States healthcare system and the 2.3 percent medical device excise tax;

•                  the anticipated adequacy of our capital resources to meet the needs of our business; and

•                  our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in the “Risk Factors” section of the Prospectus, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q and our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which we refer to as customized, to fit each patient’s unique anatomy. The worldwide market for joint replacement products is approximately $15 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We believe we are the only company offering a broad line of customized knee implants designed to restore the natural shape of a patient’s knee. We have sold a total of more than 30,000 knee implants in the United States and Europe. In recent clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function and greater patient satisfaction compared to traditional, off-the-shelf implants. We recently initiated the limited launch of iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market. We are also in development of the iTotal Hip, our first customized hip replacement implant.

Our iFit technology platform comprises three key elements:

• iFit Design, our proprietary algorithms and computer software that we use to design customized implants and associated single-use patient-specific instrumentation, which we refer to as iJigs, based on computed tomography, or CT scans of the patient and to prepare a surgical plan customized for the patient that we call iView.

• iFit Printing, a three-dimensional, or 3D, printing technology that we use to manufacture iJigs and are in the process of extending to manufacture certain components of our customized knee replacement implants.

• iFit Just-in-Time Delivery, our just-in-time manufacturing and delivery capabilities.

We believe our iFit technology platform enables a scalable business model that greatly lowers our inventory requirements, reduces the amount of working capital required to support our operations and allows us to launch new products and product improvements more rapidly, as compared to manufacturers of traditional, off-the-shelf implants.

All of our knee replacement products have been cleared by the FDA under the premarket notification process of Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and have received certification to CE Mark. We market our products to orthopedic surgeons, hospitals and other medical facilities and patients. We have 89 employees engaged in the sales and marketing of our products in the United States, Germany and the United Kingdom. We use independent sales representatives and distributors to complement our own sales and marketing efforts in these and other markets.

We were incorporated in Delaware and commenced operations in 2004. We introduced our iUni and iDuo partial knee replacement products in 2007, our iTotal CR in 2011 and our iTotal PS on a limited basis in 2015. We expect to initiate the broad commercial launch of our iTotal PS in March 2016.

Components of our results of operations

The following is a description of factors that may influence our results of operations, including significant trends and challenges that we believe are important to an understanding of our business and results of operations.

Revenue

Our revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, the United Kingdom, Austria, Germany, Ireland, Switzerland, Hong Kong and Singapore. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into purchasing contracts. The process of negotiating a purchasing contract can be lengthy and time-consuming, require extensive management time and may not be successful.

Revenue from sales of our products fluctuates principally based on the selling price of the joint replacement product, as the sales price of our products varies among hospitals and other medical facilities. In addition, our revenue may fluctuate based on the product sales mix and mix of sales by geography. Our revenue from international sales can be significantly impacted by fluctuations in foreign currency exchange rates, as our sales are denominated in the local currency in the countries in which we sell our products. We expect our revenue to fluctuate from quarter-to-quarter due to a variety of factors, including seasonality, as we have historically experienced lower sales in the summer months and around year-end, the timing of the introduction of our new products, if any, and the impact of the buying patterns and implant volumes of medical facilities.

In April 2015, we entered into a fully paid up, worldwide license agreement with Wright Medical Group, Inc., or Wright Group, and its wholly owned subsidiary Wright Medical Technology, Inc., or Wright Technology and collectively with Wright Group, Wright Medical. Under the terms of this license agreement, we granted a perpetual, irrevocable, non-exclusive license to Wright Medical to use patient-specific instrument technology covered by our patents and patent applications with off-the-shelf implants in the foot and ankle. This license does not extend to patient-specific implants. This license agreement provided for a single lump-sum payment by Wright Medical to us of mid-single digit millions of dollars upon entering into the license agreement, which has been paid. This license agreement will expire upon the expiration of the last to expire of our patents and patent applications licensed to Wright Medical, which currently is expected to occur in 2031.

In April 2015, we entered into a worldwide license agreement with MicroPort Orthopedics Inc., or MicroPort, a wholly owned subsidiary of MicroPort Scientific Corporation. Under the terms of this license agreement, we granted a perpetual, irrevocable, non-exclusive license to MicroPort to use patient-specific instrument technology covered by our patents and patent applications with off-the-shelf implants in the knee. This license does not extend to patient-specific implants. This license agreement provides for the payment to us of a fixed royalty at a high single to low double digit percentage of net sales on patient-specific instruments and associated implant components in the knee, including MicroPort’s Prophecy patient-specific instruments used with its Advance and Evolution implant components. We cannot be certain as to the timing or amount of payment of any royalties under this license agreement. This license agreement also provided for a single lump-sum payment by MicroPort to us of low-single digit millions of dollars upon entering into the license agreement, which has been paid. This license agreement will expire upon the expiration of the last to expire of our patents and patent applications licensed to MicroPort, which currently is expected to occur in 2029.

We have accounted for the agreements with Wright Medical and MicroPort under ASC 605-25, Multiple-Element Arrangements and Staff Accounting Bulletin No. 104, Revenue Recognition (ASC 605). In accordance with ASC 605, we were required to identify and account for each of the separate units of accounting. We identified the relative selling price for each and then allocated the total consideration based on their relative values. In connection with these agreements, in April 2015, we recognized in aggregate (i) back-owed royalties of $3.4 million as royalty revenue and (ii) the value attributable to the settlements of $0.2 million as other income.  Additionally, we recognized $5.1 million in aggregate as deferred royalty revenue, which will be recognized as royalty revenue ratably through 2031.  See “Note I — Deferred Revenue” to the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  The on-going royalty from MicroPort is recognized as royalty revenue upon receipt of payment.

Cost of revenue

We produce all of our computer aided designs (“CAD”) in-house and use them to direct all of our product manufacturing efforts. We manufacture all of our patient-specific instruments, or iJigs, in our facilities in Burlington and Wilmington, Massachusetts. We also make in our facilities the majority of the tibial components used in our implants. We outsource the production of the remainder of the tibial components and the manufacture of femoral and other implant components to third-party suppliers. Our suppliers make our customized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, manufacturing supplies, inbound freight and manufacturing overhead and depreciation expense.

We calculate gross margin as revenue less cost of revenue divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including primarily volume of units produced, mix of product components manufactured by us versus sourced from third parties, our average selling price, the geographic mix of sales, royalty revenue and product sales mix.

We expect our gross margin from the sale of our products, which excludes royalty revenue, to expand over time to the extent we are successful in reducing our manufacturing costs per unit and increasing our manufacturing efficiency as sales volume increases. We believe that areas of opportunity to expand our gross margins in the future, if and as the volume of our product sales increases, include the following:

• absorbing overhead costs across a larger volume of product sales;

• obtaining more favorable pricing for the materials used in the manufacture of our products;

• increasing the proportion of certain components of our products that we manufacture in-house, which we believe we can manufacture at a lower unit cost than vendors we currently use;

• applying our 3D printing technology to select metal components of our products, which we believe can lower our unit costs compared to our current manufacturing methods;

• developing new versions of our software used in the design of our customized joint replacement implants, which we believe will reduce costs associated with the design process; and

• obtaining more favorable pricing of certain components of our products manufactured for us by third parties.

We also plan to explore other opportunities to reduce our manufacturing costs. However, these and the above opportunities may not be realized. In addition, our gross margin may fluctuate from period to period.

Operating expenses

Our operating expenses consists of sales and marketing, research and development and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consists of salaries, benefits, stock-based compensation and sales commissions.

Sales and marketing.    Sales and marketing expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for personnel employed in sales, marketing, customer service, medical education and training, as well as investments in surgeon training programs, industry events and other promotional activities. In addition, our sales and marketing expense includes sales commissions and bonuses, generally based on a percentage of sales, to our sales managers, direct sales representatives and independent sales representatives. Recruiting, training and retaining productive sales representatives and educating surgeons about the benefits of our products are required to generate and grow revenue. We expect sales and marketing expense to significantly increase as we build up our sales and support personnel and expand our marketing efforts. Our sales and marketing expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our expenses.

Research and development.    Research and development expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for personnel employed in research and development, regulatory and clinical areas. Research and development expense also includes costs associated with product design, product refinement and improvement efforts before and after receipt of regulatory clearance, development prototypes, testing, clinical study programs and regulatory activities, contractors and consultants, and equipment and software to support our development. As our revenue increases, we will also incur additional expenses for revenue share payments to our past and present scientific advisory board members, including our Chief Executive Officer. We expect research and development expense to increase in absolute dollars as we develop new products to expand our product pipeline, add research and development personnel and conduct clinical activities.

General and administrative.    General and administrative expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for our administrative personnel that support our general operations, including executive management, general legal and intellectual property, finance and accounting, information technology and human resources personnel. General and administrative expense also includes outside legal costs associated with intellectual property and general legal matters, financial audit fees, insurance, fees for other consulting services, depreciation expense, freight, medical device tax and facilities expense.

We expect our general and administrative expense will increase in absolute dollars as we increase our headcount and expand our infrastructure to support growth in our business and our operations as a public company, as well as in connection with the completion of the move of our primary manufacturing facility from Burlington to Wilmington by the end of August 2015. We anticipate increased expenses associated with being a public company will include increases in audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs. As our revenue increases we also will incur additional expenses for freight and medical device tax. Our general and administrative expense may fluctuate from period to period due to the timing and extent of the expenses.

Other income (expense), net

Other income (expense), net consists primarily of interest expense and amortization of debt discount associated with our term loans and realized gains (losses) from foreign currency transactions. The effect of exchange rates on our foreign currency-denominated asset and liability balances are recorded in other income (expense) and are recorded as foreign currency translation adjustments in the consolidated statements of comprehensive loss.

Income tax provision

Income tax provision consists primarily of a provision for income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including net operating loss carryforwards and research and development credits and other tax credits.

Consolidated results of operations

Comparison of the three months ended June 30, 2015 and 2014

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and quarter-to-quarter change (in thousands):

	2015		2014		2015 vs 2014
Three months ended June 30,	Amount	As a% of Total Revenue	Amount	As a % of Total Revenue	$ Change	% Change
Revenue
Product revenue	$15,763	82%	$11,173	100%	$4,590	41%
Royalty	3,459	18	—	—	3,459	100
Total revenue	19,222	100	11,173	100	8,049	72
Cost of revenue	10,664	55	7,097	64	3,567	50
Gross profit	8,558	45	4,076	36	4,482	110

Operating expenses:
Sales and marketing	9,758	51	7,080	63	2,678	38
Research and development	4,317	22	3,615	32	702	19
General and administrative	5,355	28	3,900	35	1,455	37
Total operating expenses	19,430	101	14,595	131	4,835	33
Loss from operations	(10,872)	(57)	(10,519)	(94)	(353)	(3)
Total other expenses	(9)	—	(12)	—	3	(25)
Loss before income taxes	(10,881)	(57)	(10,531)	(94)	(350)	(3)
Income tax provision	11	—	12	—	1	(8)
Net loss	$(10,892)	(57)	$(10,543)	(94)	$(349)	(3)

Revenue.    Product revenue was $15.8 million for the three months ended June 30, 2015 compared to $11.2 million for the three months ended June 30, 2014, an increase of $4.6 million or 41%, due principally to increased sales of our first primary total knee product, iTotal CR, as well as the addition on a limited basis of our iTotal PS product line in the United States.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2015		2014		2015 vs 2014
Three months ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$11,871	75%	$8,026	72%	$3,845	48%
Rest of world	3,892	25	3,147	28	745	24
Product revenue	$15,763	100	$11,173	100	$4,590	41

Product revenue in the United States is generated through our direct sales force and independent sales representatives. Product revenue outside the United States is generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 75% for the three months ended June 30, 2015 compared to 72% for the three months ended June 30, 2014. We believe the lower level of rest of world product revenue as a percentage of product revenue in the three months ended June 30, 2015 was due to the decline in foreign currency exchange rates for sales made in Germany and the United Kingdom and the increase in sales in the United States realized from the limited introduction of the iTotal PS in the United States.

In April 2015, we entered into a fully paid up, worldwide license agreement with Wright Medical for a single lump-sum payment by Wright Medical to us upon entering into the agreement.  At this same time we also entered into a worldwide license agreement with MicroPort for a single lump-sum payment by MicroPort to us upon entering into the license agreement.  Royalty revenue related to these agreements was $3.5 million for the three months ended June 30, 2015.  The balance of the payments received was allocated to deferred revenue and will be recognized over the term of the agreements.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $10.7 million for the three months ended June 30, 2015 compared to $7.1 million for the three months ended June 30, 2014, an increase of $3.6 million or 50%. The increase was due primarily to an increase in production and personnel costs associated with the increase in sales volume. Gross profit was $8.6 million for the three months ended June 30, 2015 compared to $4.1 million for the three months ended June 30, 2014, an increase of $4.5 million or 110%. Gross margin increased 900 basis points to 45% for the three months ended June 30, 2015 from 36% for the three months ended June 30, 2014. This increase in gross margin was driven primarily by the royalty revenue and higher sales volume during the three months ended June 30, 2015, which was offset in part by the additional product costs and foreign currency exchange rate changes.

Sales and marketing.    Sales and marketing expense was $9.8 million for the three months ended June 30, 2015 compared to $7.1 million for the three months ended June 30, 2014, an increase of $2.7 million or 38%. The increase was due primarily to a $1.8 million increase in personnel costs as a result of our hiring of additional direct sales representatives and sales support and increases in commissions as a result of the increase in sales volume, and a $0.9 million increase in marketing and other expenses.

Research and development.    Research and development expense was $4.3 million for the three months ended June 30, 2015 compared to $3.6 million for the three months ended June 30, 2014, an increase of $0.7 million or 19%. The increase was due primarily to a $0.2 million increase in personnel costs, a $0.4 million increase in revenue share expenses and a $0.1 million increase in other research expenses.

General and administrative.    General and administrative expense was $5.4 million for the three months ended June 30, 2015 compared to $3.9 million for the three months ended June 30, 2014, an increase of $1.5 million or 37%. The increase was due primarily to a $0.6 million increase in personnel costs, a $0.4 million increase in facilities and office relocation costs, a $0.3 million increase in consulting services, $0.2 million increase in freight expense and a $0.5 million increase in various other expenses, offset in part by a decrease of $0.5 million in general and patent legal fees.

Other expense, net.    Other expense, net was $9,000 for the three months ended June 30, 2015 compared to $12,000 for the three months ended June 30, 2014, a decrease of $3,000, or 25%. The decrease was primarily due to $208,000 in other income related to a gain on the royalty settlement from Wright and MicroPort, which was offset by an increase of $220,000 in interest expense associated with our long-term debt of $10.2 million, $13,000 of realized loss on currency conversion, and $2,000 in interest income.

Income taxes.    Income tax provision was $11,000 for the three months ended June 30, 2015 compared to $12,000 for the three months ended June 30, 2014. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the six months ended June 30, 2015 and 2014

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2015		2014		2015 vs 2014
Six months ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$30,463	90%	$21,972	100%	$8,491	39%
Royalty	3,459	10	—	—	3,459	100
Total revenue	33,922	100	21,972	100	11,950	54
Cost of revenue	20,052	59	14,609	66	5,443	37
Gross profit	13,870	41	7,363	34	6,507	88

Operating expenses:
Sales and marketing	19,338	57	15,458	70	3,880	25
Research and development	8,333	25	7,193	33	1,140	16
General and administrative	11,134	33	7,848	36	3,286	42
Total operating expenses	38,805	114	30,499	139	8,306	27
Loss from operations	(24,935)	(74)	(23,136)	(105)	(1,799)	(8)
Total other expenses	(193)	(1)	(39)	—	(154)	(395)
Loss before income taxes	(25,128)	(75)	(23,175)	(105)	(1,953)	(8)
Income tax provision	21	—	20	—	1	5
Net loss	$(25,149)	(74)	$(23,195)	(106)	$(1,954)	(8)

Revenue.    Product revenue was $30.5 million for the six months ended June 30, 2015 compared to $22.0 million for the six months ended June 30, 2014, an increase of $8.5 million or 39%, due principally to increased sales of our first primary total knee product, iTotal CR, as well as the addition on a limited basis of our iTotal PS product line in the United States.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2015		2014		2015 vs 2014
Six months ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$22,183	73%	$14,978	68%	$7,205	48%
Rest of world	8,280	27	6,994	32	1,286	18
Product revenue	$30,463	100	$21,972	100	$8,491	39

Product revenue in the United States is generated through our direct sales force and independent sales representatives. Product revenue outside the United States is generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 73% for the six months ended June 30, 2015 compared to 68% for the six months ended June 30, 2014. We believe the lower level of rest of world product revenue as a percentage of product revenue in the three months ended June 30, 2015 was due to the decline in foreign currency exchange rates for sales made in Germany and the United Kingdom and the increase in sales in the United States realized from the limited introduction of the iTotal PS in the United States.

In April 2015, we entered into a fully paid up, worldwide license agreement with Wright Medical for a single lump-sum payment by Wright Medical to us upon entering into the agreement.  At this same time we also entered into a worldwide license agreement with MicroPort for a single lump-sum payment by MicroPort to us upon entering into the license agreement.  Royalty revenue related to these agreements was $3.5 million for the six months ended June 30, 2015.  The balance of the payments received was allocated to deferred revenue and will be recognized over the term of the agreements.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $20.1 million for the six months ended June 30, 2015 compared to $14.6 million for the six months ended June 30, 2014, an increase of $5.4 million or 37%. The increase was due primarily to an increase in production and personnel costs associated with the increase in sales volume. Gross profit was $20.0 million for the six months ended June 30, 2015 compared to $14.6 million for the six months ended June 30, 2014, an increase of $5.4 million or 37%. Gross margin increased 700 basis points to 41% for the six months ended June 30, 2015 from 34% for the six months ended June 30, 2014. This increase in gross margin was driven primarily by the royalty revenue and higher sales volume during the six months ended June 30, 2015 which was offset in part by the additional product costs and foreign currency exchange rate changes.

Sales and marketing.    Sales and marketing expense was $19.3 million for the six months ended June 30, 2015 compared to $15.5 million for the six months ended June 30, 2014, an increase of $3.9 million or 25%. The increase was due primarily to a $3.0 million increase in personnel costs as a result of our hiring of additional direct sales representatives and sales support and increases in commissions as a result of the increase in sales volume, and a $0.9 million increase in marketing and other expenses.

Research and development.    Research and development expense was $8.3 million for the six months ended June 30, 2015 compared to $7.2 million for the six months ended June 30, 2014, an increase of $1.1 million or 16%. The increase was due primarily to a $0.6 million increase in personnel costs and a $0.6 million increase in revenue share expenses, offset in part by a $0.1 million decrease in other research expenses.

General and administrative.    General and administrative expense was $11.1 million for the six months ended June 30, 2015 compared to $7.8 million for the six months ended June 30, 2014, an increase of $3.3 million or 42%. The increase was due primarily to a $1.3 million increase in personnel costs, a $0.6 million increase in facilities and office relocation costs, a $0.7 million increase in consulting services, $0.9 million increase in freight expense and a $0.7 million increase in various other expenses, offset in part by a decrease of $0.9 million in general and patent legal fees.

Other expense, net.    Other expense, net was $193,000 for the six months ended June 30, 2015 compared to $39,000 for the six months ended June 30, 2014, an increase of $154,000, or 395%. The increase was primarily due to $348,000 in interest expense associated with our long-term debt of $10.2 million and $14,000 of realized loss on currency conversion, which was offset by $208,000 in other income related to a gain on the royalty settlement from Wright and MicroPort.

Income taxes.    Income tax provision was $21,000 for the six months ended June 30, 2015 compared to $20,000 for the six months ended June 30, 2014. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the six months ended June 30, 2015, we have financed our operations through private placements of preferred stock, bank debt and convertible debt financings, equipment purchase loans and product revenue beginning in 2007. Our product revenue has continued to grow from year-to-year; however, we have not yet attained profitability and continue to incur operating losses. As of June 30, 2015, we had an accumulated deficit of $293.2 million.

From 2004 through the six months ended June 30, 2015, we have raised an aggregate of $330 million from the sale of preferred stock and the exercise of preferred stock warrants and common stock warrants and options.

In June 2011, we entered into a $1.4 million secured term loan facility with the Massachusetts Development Financing Agency, referred to as the MDFA facility, to finance equipment purchases, of which $0.62 million was outstanding as of June 30, 2015 and $0.76 million was outstanding as of December 31, 2014. We are scheduled to make monthly interest and principal payments for the MDFA facility through July 2017. For further information regarding this facility, see “Note K—Debts and Notes Payable—$1.4 million term loan—Massachusetts Development Finance Agency” in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

In May 2014, we made the final payment on a $15 million term loan facility with Western Technology Investment under which we originally borrowed $10 million in 2011.

In November 2014, we entered into a senior secured $25 million loan and security agreement with Silicon Valley Bank and Oxford Finance, LLC, referred to as the SVB/Oxford Agreement, consisting of a revolving line of credit, or the Revolving Line, of up to $5 million and commitments for two $10 million term loans. In November 2014, in connection with our entry into the SVB/Oxford Agreement, we drew down the first $10 million term loan, referred to as the SVB/Oxford Term Loan A. We are eligible to draw down the second $10 million term loan on or prior to November 7, 2015 upon meeting certain conditions. As of June 30, 2015, we did not have any revolving loans outstanding under the Revolving Line, with $5 million available for borrowing, subject to our meeting certain conditions, based on our borrowing base under the Revolving Line. We believe our need for the availability of the second $10 million term loan and loans under the Revolving Line will be reduced significantly due to proceeds from our IPO, which closed on July 7, 2015. For further information regarding this facility, see “Note K—Debts and Notes Payable—SVB/Oxford”  in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

On July 7, 2015, we closed our initial public offering (“IPO”) of our common stock and issued and sold 10,350,000 shares of our common stock, including 1,350,000 shares of common stock issued upon the exercise in full by the underwriters of their over-allotment option, at a public offering price of $15.00 per share, for aggregate offering proceeds of approximately $155 million. We received aggregate net proceeds from the offering of approximately $140 million after deducting underwriting discounts and commissions and offering expenses payable by us.  Our common stock began trading on the NASDAQ Global Select Market on July 1, 2015.

We expect to incur substantial expenditures in the foreseeable future in connection with the following:

• expansion of our sales and marketing efforts;

• expansion of our manufacturing capacity;

• funding research, development and clinical activities related to our existing products and product platform, including iFit design software and product support;

• funding research, development and clinical activities related to new products that we may develop, including other joint replacement products;

• pursuing and maintaining appropriate regulatory clearances and approvals for our existing products and any new products that we may develop;

• servicing our indebtedness under our existing credit facilities; and

• preparing, filing and prosecuting patent applications, and maintaining and enforcing our intellectual property rights and position.

In addition, our general and administrative expense will increase due to the additional operational and reporting costs associated with our expanded operations and being a public company.

We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products and revenues that we may generate in connection with licensing our intellectual property. Our credit facility with SVB/Oxford is our only committed external source of funds. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

We may need to engage in additional equity or debt financings to secure additional funds, including the funds required to pay our existing indebtedness at maturity. We may not be able to obtain additional financing on terms favorable to us, or at all. In addition, the negative covenants, pledge of our assets as collateral and negative pledge with respect to our intellectual property under the SVB/Oxford Agreement could limit our ability to obtain additional debt financing. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders or involve negative covenants that restrict our ability to take specific actions, such as incurring additional debt or making capital expenditures.

At June 30, 2015, we had cash and cash equivalents of $14.5 million and $4.3 million in restricted cash allocated to lease deposits and funding a contractual commitment to expand our business in Asia.  In July 2015, we completed our IPO and received net proceeds of approximately $140 million.  Based on our current operating plan, we expect that the net proceeds from our IPO, together with our existing cash and cash equivalents as of June 30, 2015 and anticipated revenue from operations, including from projected sales of our products, will enable us to fund our operating expenses and capital expenditure requirements and pay our debt service as it becomes due for at least the next 12 months. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products and the gross profit we expect to generate from those revenues, and we could use our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change between periods (in thousands):

	Six Months June 30,
	2015	2014	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(21,418)	$(22,806)	$1,388	6%
Investing activities	(2,868)	(276)	(2,592)	(939)
Financing activities	668	(376)	1,044	278
Effect of exchange rate on cash	214	(166)	380	229
Total	$(23,404)	$(23,624)	$220	1

Cash used in operating activities.    Net cash used in operating activities was $21.4 million for the six months ended June 30, 2015 and $22.8 million for the six months ended June 30, 2014,  a decrease of $1.4 million. These amounts primarily reflect net losses of $25.1 million for the six months ended June 30, 2015 and $23.2 million for the six months ended June 30, 2014. The net cash used in operating activities for the six months ended June 30, 2015 was affected by changes in our operating assets and liabilities, including an increase of $5.0 million in accounts payable and accrued liabilities, an increase in deferred royalty revenue of $5.1 million as well as non-cash stock-based compensation and depreciation totaling $1.1 million, which were offset in part by an increase in our outstanding prepaid and other assets of $4.3 million primarily related to the deferred IPO costs, an increase in our accounts receivable of $1.8 million and an increase in our inventory of $2.0 million.

Net cash used in investing activities.    Net cash used in investing activities was $2.9 million for the six months ended June 30, 2015 and $0.3 million for the six months ended June 30, 2014, an increase of $2.6 million. These amounts primarily reflect more cash used for purchases of property and equipment and a decrease in restricted cash balances. We anticipate that the amount of cash used in investing activities will increase in 2015 as we purchase additional property and equipment to manufacture more components in our own facility.

Net cash provided by (used in) financing activities.    Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2015 and net cash used in financing activities was $0.4 million for the six months ended June 30, 2014, a decrease of $1.0 million. The decrease was due to a $1.9 million decrease in debt payments offset in part by a $0.9 million decrease in proceeds from the issuance of common and preferred stock.

Contractual obligations and commitments

During the six months ended June 30, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

Off-balance sheet arrangements

Through June 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and significant judgments and use of estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The accounting estimates that require our most significant estimates include revenue recognition, accounts receivable valuation, inventory valuations, intangible valuation, equity instruments, impairment assessments, income tax reserves and related allowances, and the lives of property and equipment. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and significant judgments and use of estimates” in the Prospectus and Note B to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-03 will have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. This guidance is effective for annual periods and interim reporting periods of public entities beginning after December 15, 2015. The Company does not expect that the adoption of ASU 2015- 05 will have a material effect on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments are effective for annual and interim reporting periods of public entities beginning after December 31, 2015. The Company does not expect that the adoption of ASU 2015-02 will have a material effect on its consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)— Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This newly issued accounting standard provides guidance about management’s responsibility to evaluate whether there is a “substantial doubt” about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The defined term “substantial doubt” requires an evaluation of every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated  as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial  statements are issued or available to be issued.

The amendments in ASU 2014-15 are effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. Earlier adoption is permitted.  The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In April 2014, FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU amendment changes the requirements for reporting discontinued operations in Subtopic 205-20. The amendment is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company will apply the provisions of this ASU to any future transactions that qualify for reporting discontinued operations.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU’s effective date will be the first quarter of fiscal year 2017 using one of two retrospective application methods. The Company has not determined the potential effects of this ASU on its consolidated financial statements.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

Interest rate risk

We are exposed to interest rate risk in connection with borrowings made under the Revolving Line provided under the SVB/Oxford Agreement, which bears interest at a floating rate based on the prime rate. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign currency exchange risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 25% and 28% of our product revenue for the three months ended June 30, 2015 and 2014, respectively, were denominated in foreign currencies.  Approximately 27% and 32% of our product revenue for the six months ended June 30, 2015 and 2014, respectively, were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs of revenue related to these sales are primarily denominated in U.S. dollars; however, operating costs, including sales and marketing and general and administrative expense, related to these sales are largely denominated in the same currencies as the sales, thereby partially limiting our transaction risk exposure. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction realized gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. A 10% increase or decrease in foreign currency exchange rates would not have had a material impact on our consolidated financial statements for the three months ended June 30, 2015 or for the three months ended June 30, 2014.  A 10% increase or decrease in foreign currency exchange rates would have resulted in additional income or expense of $0.3 million for the six months ended June 30, 2015 and $0.3 million for the six months ended June 30, 2014.

We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

Item 4.                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                   Legal Proceedings.

The manufacture and sale of joint replacement products is subject to routine risk of product liability, patent infringement and other claims in the United States and in other countries where we sell our products. In September 2013, we filed suit in the U.S. District Court, District of Massachusetts against Wright Medical Technology, Inc., or Wright Technology, a wholly owned subsidiary of Wright Medical Group, Inc., or Wright Group. We refer to Wright Technology and Wright Group collectively as Wright Medical. The lawsuit alleged that Wright Technology’s PROPHECY® knee and ankle systems infringe four of our patents. In January 2014, Wright Group transferred its orthopedic reconstruction division to MicroPort Orthopedics, Inc., or MicroPort, a wholly owned subsidiary of MicroPort Scientific Corporation. In February 2014, we filed an amended complaint, naming MicroPort as an additional defendant, and alleging infringement by the defendants of an additional patent. We settled this lawsuit against Wright Medical and MicroPort in April 2015. We currently are not a party to any other material legal proceedings.

Item 1A.          Risk Factors.

There have been no material changes to the risk factors disclosed in our final prospectus dated June 30, 2015 for our initial public offering and filed with the Securities and Exchange Commission on July 1, 2015 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

Use of proceeds from registered securities

On July 7, 2015, we closed our initial public offering, or IPO, of our common stock and issued and sold 10,350,000 shares of our common stock, including 1,350,000 shares of common stock issued upon the exercise in full by the underwriters of their over-allotment option, at a public offering price of $15.00 per share, for aggregate offering proceeds of approximately $155 million.

The offer and sale of all of the shares in the offering was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-204384), which was declared effective by the SEC on June 30, 2015. J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. acted as joint book-running managers of the offering, and Wells Fargo Securities, LLC, Canaccord Genuity Inc. and Oppenheimer & Co. Inc. acted as co-managers of the offering. The offering commenced on June 30, 2015 and did not terminate until the sale of all of the shares offered.

We received aggregate net proceeds from the offering of approximately $140 million after deducting underwriting discounts and commissions and offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid to to any director or officer of ours, to any of their associates, to persons owning 10% or more of our common stock or to any affiliates of ours.

Because the closing of our IPO occurred on July 7, 2015, as of June 30, 2015, we had not yet received the net proceeds from the sale of shares of common stock in our IPO and, therefore, had used none of the proceeds as of June 30, 2015.

We have not used any of the net proceeds from our IPO to make payments, directly or indirectly, to any director or officer of ours, to any of their associates, to persons owning 10% or more of our common stock or to any affiliates of ours. We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 1, 2015.

Stock options and other equity awards

During the six months ended June 30, 2015, we issued to certain employees, directors and consultants options to purchase an aggregate of 366,836 shares of our common stock at a weighted-average exercise price of $11.19 per share. During the six months ended June 30, 2015, options to purchase an aggregate of 111,259 shares of our common stock were exercised. The stock options and shares of our common stock issued upon the exercise of stock options described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Issuance of stock upon the exercise of warrants

During the six months ended June 30, 2015, warrants to purchase an aggregate of 129,476 shares of our Series D Preferred Stock were exercised.  The shares issued pursuant to the warrant exercises were issued to accredited investors in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The recipients of warrants in this issuance represented that they were accredited investors and were acquiring the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

Issuance of restricted stock

On June 30, 2015, we issued 14,666 shares of restricted common stock under our 2015 stock incentive plan to a director in connection with his election to our board of directors. The shares will vest with respect to 100% of the shares on the second anniversary of the grant date, and such vesting will accelerate in full upon a change of control.

We relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance of these shares. The recipient received adequate information about us or had access, through his position as a director, to such information. There was no general solicitation in connection with the offer or sale of these securities. We did not receive any commission or other form of remuneration in connection with the issuance of these shares.

Item 6.                   Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONFORMIS, INC.

Date: August 14, 2015	By:	/s/ Paul Weiner
Paul Weiner Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Lease Agreement, dated as of August 26, 2010, between the registrant and N.W. Middlesex 36 Trust, as amended by Termination Agreement, dated as of May 13, 2014 between the registrant and N.W. Middlesex 36 Trust and as amended by the letter agreement regarding Modifications to Yield Up Requirements, 11 North Avenue, dated as of July 13, 2015, between the registrant and N.W. Middlesex 36 Trust

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*       This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.