Form 10-Q
period 2016-03-31
ConforMIS Inc
filed 2016-05-13
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, there were 41,791,585 shares of Common Stock, $0.00001 par value per share, outstanding.

ConforMIS, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$76,583	$117,185
Investments	26,939	—
Accounts receivable, net	13,535	14,867
Inventories	11,919	11,520
Prepaid expenses and other current assets	1,899	2,451
Total current assets	130,875	146,023
Property and equipment, net	13,592	10,966
Other Assets
Restricted cash	600	600
Intangible assets, net	932	995
Goodwill	753	753
Other long-term assets	29	32
Total assets	$146,781	$159,369

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,728	$4,718
Accrued expenses	7,495	7,811
Deferred revenue	305	305
Current portion of long-term debt	301	295
Total current liabilities	13,829	13,129
Other long-term liabilities	200	220
Deferred revenue	4,549	4,625
Long-term debt	105	183
Total liabilities	18,683	18,157
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at March 31, 2016 and December 31, 2015; 41,753,306 and 41,110,127 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	468,844	467,075
Accumulated deficit	(340,376)	(325,342)
Accumulated other comprehensive loss	(370)	(521)
Total stockholders’ equity	128,098	141,212
Total liabilities and stockholders’ equity	$146,781	$159,369
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenue
Product	$19,982	$14,700
Royalty	268	—
Total revenue	20,250	14,700
Cost of revenue	13,215	9,388
Gross profit	7,035	5,312

Operating expenses
Sales and marketing	11,486	9,579
Research and development	4,398	4,016
General and administrative	6,295	5,780
Total operating expenses	22,179	19,375
Loss from operations	(15,144)	(14,063)

Other income and expenses
Interest income	139	39
Interest expense	(25)	(223)
Total other income/(expenses)	114	(184)
Loss before income taxes	(15,030)	(14,247)
Income tax provision	4	10

Net loss	$(15,034)	$(14,257)

Net loss per share - basic and diluted	$(0.37)	$(3.32)

Weighted average common shares outstanding - basic and diluted	40,993,485	4,296,613

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(15,034)	$(14,257)
Other comprehensive income (loss)
Foreign currency translation adjustments	142	(3)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	9	—
Comprehensive loss	$(14,883)	$(14,260)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(15,034)	$(14,257)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	734	548
Amortization of debt discount	1	9
Stock-based compensation expense	944	1,088
Provision for bad debts on trade receivables	—	42
Changes in operating assets and liabilities:
Accounts receivable	1,332	(714)
Inventories	(399)	(1,348)
Prepaid expenses and other assets	555	(1,557)
Accounts payable and accrued liabilities	694	2,581
Deferred royalty revenue	(76)	—
Other long-term liabilities	(20)	(49)
Net cash used in operating activities	(11,269)	(13,657)

Cash flows from investing activities:
Acquisition of property and equipment	(3,298)	(1,415)
Decrease (increase) in restricted cash	—	56
Purchase of short term investment	(26,939)	—
Net cash used in investing activities	(30,237)	(1,359)

Cash flows from financing activities:
Proceeds from exercise of common stock options	825	126
Payments on long-term debt	(72)	(68)
Net cash provided by financing activities	753	58
Foreign exchange effect on cash and cash equivalents	151	(3)
(Decrease) increase in cash and cash equivalents	(40,602)	(14,961)
Cash and cash equivalents, beginning of period	117,185	37,900
Cash and cash equivalents, end of period	$76,583	$22,939

Supplemental information:
Cash paid for income taxes	$10	$29
Cash paid for interest	8	242

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

The Company was incorporated in Delaware and commenced operations in 2004. The Company introduced its iUni and iDuo in 2007, its iTotal CR in 2011 and its iTotal PS in 2015. The Company has its corporate offices in Bedford, Massachusetts.

Liquidity and operations

Since the Company’s inception in June 2004, it has financed its operations through private placements of preferred stock, its initial public offering in July 2015, bank debt and convertible debt financings, equipment purchase loans, and, beginning in 2007, product revenue. The Company’s product revenue has continued to grow from year-to-year; however, it has not yet attained profitability and continues to incur operating losses. At March 31, 2016, the Company had an accumulated deficit of $340.4 million.

The Company’s principal sources of funds are revenue generated from the sale of its products and the net proceeds from the initial public offering, detailed below.

At March 31, 2016, the Company had cash and cash equivalents and short-term investments of $103.5 million and $0.6 million in restricted cash allocated to lease deposits.  At December 31, 2015, the Company had cash and cash equivalents of $117.2 million and $0.6 million in restricted cash allocated to lease deposits.

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

At March 31, 2016, based on its current operating plan, the Company expects that its existing cash and cash equivalents as of March 31, 2016 and anticipated revenue from operations, including from projected sales of its products, will enable it to fund operating expenses and capital expenditure requirements and pay its debt service as it becomes due for at least the next 12 months.

In the event the Company’s existing cash and available financing is not sufficient to fund its operations, the Company may need to engage in equity or debt financings to secure additional funds. The Company may not be able to obtain additional financing on terms favorable to the Company, or at all.

Basis of presentation and use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates used in these consolidated financial statements include the valuation of accounts receivable, inventory reserves, intangible valuation, equity instruments, impairment assessments, income tax reserves and related allowances, and the lives of property and equipment. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Unaudited Interim Financial Information

The accompanying Interim Consolidated Financial Statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2016, results of operations for the three months ended March 31, 2016 and 2015, and its cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

Note B—Summary of Significant Accounting Policies

Concentrations of credit risk and other risks and uncertainties

Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, short term investments, and accounts receivable. The Company maintains the majority of its cash and investments with accredited financial institutions.

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

For the three months ended March 31, 2016 and 2015, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of total gross receivable balance at March 31, 2016 or December 31, 2015.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc., ConforMIS Europe GmbH, ConforMIS UK Limited and ConforMIS Hong Kong Limited. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. The Company’s cash equivalents consist of demand deposits and money market accounts on deposit with certain financial institutions. Demand deposits are carried at cost which approximates their fair value. Money market accounts are carried at fair value based upon level 1 inputs. See “Note C—Fair Value Measurements” below. The associated risk of concentration is mitigated by banking with credit worthy financial institutions.

The Company had $6.0 million as of March 31, 2016 and $2.1 million as of December 31, 2015 held in foreign bank accounts. In addition, the Company has recorded restricted cash of security provided for a lease obligation of $0.6 million as of March 31, 2016 and December 31, 2015.

Investment Securities

The Company classifies its investment securities as available-for-sale. Those investments with maturities less than 12 months at the date of purchase are considered short-term investments. Those investments with maturities greater than 12 months at the date of purchase are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss).

Fair value of financial instruments

Certain of the Company’s financial instruments, including cash and cash equivalents but excluding money market funds, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s long-term debt approximates its fair value. Financial instruments including money market funds and short-term investments are carried at fair value.

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

The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the three months ended March 31, 2016 and 2015, no such impairment charges were recognized.

Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of Imaging Therapeutics, Inc. (formerly known as Osteonet.com, renamed ImaTx, Inc.) in 2009. The Company tests goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets may be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. When testing goodwill for impairment, the Company primarily looks to the fair value of the reporting unit, which is typically estimated using a discounted cash flow approach, which requires the use of assumptions and judgments including estimates of future cash flows and the selection of discount rates.  During the three months ended March 31, 2016, and 2015, there were no triggering events which would require an interim goodwill impairment assessment.

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

Royalty

The Company has accounted for royalty agreements with Wright Medical Group, Inc. and MicroPort Orthopedics, Inc. under ASC 605-25, Multiple-Element Arrangements and Staff Accounting Bulletin No. 104, Revenue Recognition (ASC 605). In accordance with ASC 605, the Company is required to identify and account for each of the separate units of accounting. The Company identified the relative selling price for each and then allocated the total consideration based on their relative values. In connection with these agreements, in April 2015, the Company recognized in aggregate (i) back-owed royalties of $3.4 million as royalty revenue and (ii) the value attributable to the settlements of $0.2 million as other income.  Additionally, the Company recognized an initial $5.1 million in aggregate as deferred royalty revenue, which is recognized as royalty revenue ratably through 2031.  See “Note I—Deferred Revenue”.  The on-going royalty from MicroPort is recognized as royalty revenue upon receipt of payment.

Shipping and handling costs

Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.6 million and $1 million for three months ended March 31, 2016, and 2015, respectively.

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

Advertising expense

Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $110,000 and $103,000 for the three months ended March 31, 2016, and 2015.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s chief operating decision-maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the aggregate Company level. Accordingly, in light of the Company’s current product offerings, management has determined that the primary form of internal reporting is aligned with the offering of the ConforMIS customized joint replacement products and that the Company operates as one segment. See “Note O—Segment and Geographic Data”.

Comprehensive loss

At March 31, 2016 and 2015, accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized gain and loss of available-for-sale securities, net of tax.

Foreign currency translation and transactions

The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates at the balance sheet date, and income and expense items are translated at average rates of exchange prevailing during the period. Gains and losses realized from transactions denominated in foreign currencies, including intercompany balances not considered permanent investments, are included in the consolidated statements of operations.

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

Medical device excise tax

The Company is subject to the Health Care and Education Reconciliation Act of 2010 (the “Act”), which imposes a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Under the Act, a taxable medical device is any device defined in section 201(h) of the Federal Food, Drug, and Cosmetic Act, intended for humans, which includes an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which meets certain requirements. The Consolidated Appropriations Act of 2016 includes a two-year moratorium on the medical device excise tax, which moratorium suspended taxes on the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. The Company incurred medical device excise tax expense of $0 and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Medical device tax is included in general and administrative expense.

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

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes option pricing model is affected by the stock price, exercise price, and a number of assumptions, including expected volatility of the stock, expected life of the option, risk-free interest rate and expected dividends on the stock. The Company evaluates the assumptions used to value the awards at each grant date and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. The stock price for option grants are set by the Company’s board of directors and, prior to the Company’s IPO in July 2015, were based upon guidance set forth by the American Institute of Certified Public Accountants, or AICPA, in its Technical Practice Aid, “Valuation of Privately Held Company Equity Securities Issued as Compensation”.  To that end, the board considered a number of factors in determining the option price, including: (1) past sales of the Company’s convertible preferred stock, and the rights, preferences and privileges of the Company stock, (2) obtaining FDA 510(k) clearance, and (3) achievement of budgeted results. See “Note M—Stockholders’ Equity” for a summary of the stock option activity under the Company’s stock-based compensation plan.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
(in thousands, except share and per share data)	2016	2015
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(15,034)	$(14,257)
Denominator:
Denominator for basic loss per share:
Weighted average shares	40,993,485	4,296,613
Basic loss per share attributable to ConforMIS, Inc. stockholders	$(0.37)	$(3.32)
Diluted loss per share attributable to ConforMIS, Inc. stockholders	$(0.37)	$(3.32)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2016	2015
Series A Preferred	—	1,705,138
Series B Preferred	—	2,234,668
Series C Preferred	—	2,453,018
Series D Preferred	—	6,653,633
Series E-1 Preferred	—	7,316,744
Series E-2 Preferred	—	5,129,592
Series C Preferred Warrants	—	78,781
Series D Preferred Warrants	—	160,056
Series E-1 Preferred Warrants	—	8,674
Series E-2 Preferred Warrants	—	17,252
Common stock warrants	93,080	85,181
Stock options and restricted stock awards	2,664,852	3,824,135
Total	2,757,932	29,666,872

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers (Topic 606)” ("ASU 2014-9"). ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance was to be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of the guidance contained in ASU 2014-9 by one year. Thus, the guidance is effective for the Company commencing in the first quarter of 2018. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2018.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"). This newly issued accounting standard provides guidance about management’s responsibility to evaluate whether there is a “substantial doubt” about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The defined term “substantial doubt” requires an evaluation of every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. The amendments in ASU 2014-15 are effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. Earlier adoption is permitted.  The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2017.

In November 2015, the FASB issued ASU No. 2015-17, "'Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for public companies financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect that the adoption of ASU 2015-17 will have a material effect on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2017.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2019.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" ("ASU 2016-08") which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. This guidance will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2018.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)" ("ASU 2016-09"). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2017.

Note C—Fair Value Measurements

The Fair Value Measurements topic of the FASB Codification establishes a framework for measuring fair value in accordance with U.S. GAAP, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. This guidance requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

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

The Company's investment policy is consistent with the definition of available-for-sale securities. All short-term investments have been classified within Level 1 or Level 2 of the fair value hierarchy because of the sufficient observable inputs for revaluation. The Company's Level 1 cash equivalents and investments are valued using quoted prices that are readily and regularly available in an active market. The Company’s Level 2 investments are valued using third-party pricing sources based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.

The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$12,567	$—	$—	$12,567	$12,567	$—
Level 1 securities:
Money market funds	62,516	—	—	62,516	62,516	—
U.S. treasury bonds	7,541	5	—	7,546	—	7,546
Level 2 securities:
Corporate bonds	8,914	11	(2)	8,923	—	8,923
Commercial paper	11,970	—	—	11,970	1,500	10,470
Total	$103,508	$16	$(2)	$103,522	$76,583	$26,939

(1) Contractual maturity due within one year.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments
Cash	$10,302	$—	$—	$10,302	$10,302	$—
Level 1 securities:
Money market funds	106,883	—	—	106,883	106,883	—
Total	$117,185	$—	$—	$117,185	$117,185	$—

The Company did not have material unrealized losses at March 31, 2016. There were no material gross realized gains or losses in the three months ended March 31, 2016.

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Total receivables	$14,101	$15,421
Allowance for doubtful accounts and returns	(566)	(554)
Accounts receivable, net	$13,535	$14,867

There were no write-offs related to accounts receivable for the three months ended March 31, 2016 and 2015.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	March 31, 2016	December 31, 2015
Beginning balance	(554)	(162)
Provision for bad debts on trade receivables	—	(359)
Other allowances	(12)	(121)
Accounts receivable write offs	—	88
Ending balance	$(566)	$(554)

Note E—Inventories

Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw Material	$3,810	$4,175
Work in process	2,243	2,683
Finished goods	5,866	4,662
Total Inventories	$11,919	$11,520

At March 31, 2016 and December 31, 2015, inventories included write-downs of $0.3 million and reserves of $50,000 and $37,000, respectively, for estimated surgery cancellations both related to units affected by the voluntary recall of specific serial numbers of patient-specific instrumentation for the Company's iUni, iDuo, iTotal CR, and iTotal PS knee replacement product systems in August 2015 and sterilization capacity limitation.

Note F—Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2016	December 31, 2015
Equipment	5-7	$14,922	$12,185
Furniture and fixtures	5-7	405	391
Computer and software	3	5,491	5,229
Leasehold improvements	2-7	1,080	795
Total property and equipment		21,898	18,600
Accumulated depreciation		(8,306)	(7,634)
Property and equipment, net		$13,592	$10,966

Depreciation expense related to property and equipment was $0.7 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

Note G—Intangible Assets

The components of intangible assets consisted of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2016	December 31, 2015

Developed technology	10	$979	$979
Accumulated amortization		(607)	(582)
Developed technology, net		372	397

License agreements	10	1,508	1,508
Accumulated amortization		(948)	(910)
License technology, net		560	598
Intangible assets, net	10	$932	$995

The Company recognized amortization expense of $0.1 million in the three months ended March 31, 2016, and 2015. The weighted-average remaining life of total amortizable intangible assets is 3.75 years for the developed technology and license agreements.

The estimated future aggregated amortization expense for intangible assets owned as of March 31, 2016 consisted of the following (in thousands):

Amortization expense
2016 (remainder of the year)	$186
2017	249
2018	249
2019	248
$932

Note H—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued employee compensation	$3,542	$3,585
Deferred rent	217	213
Accrued legal expense	919	334
Accrued consulting expense	—	134
Accrued vendor charges	781	692
Accrued revenue share expense	859	932
Accrued patent settlement and license costs	—	500
Accrued clinical trial expense	267	302
Accrued other	910	1,119
	$7,495	$7,811

Note I — Deferred Revenue

In connection with the license agreements the Company entered into in April 2015 with Wright Medical and MicroPort (see “Note B—Summary of Significant Accounting Policies”), the Company recognized an initial $5.1 million in aggregate as deferred royalty revenue, of which $4.9 million and $0.2 million is recognized as royalty revenue ratably through 2031 and 2029, respectively.

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

The future minimum rental payments under the Company’s non-cancellable operating leases for real estate as of March 31, 2016 were as follows (in thousands):

Year	Minimum lease Payments
2016 remainder of year	$1,239
2017	789
2018	364
2019-2022	1,253
$3,645

Rent expense of $0.4 million for the three months ended March 31, 2016 and 2015, was charged to operations. The Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method. Deferred rent was approximately $0.4 million as of March 31, 2016 and December 31, 2015.  Deferred rent is included in accrued expenses and other long-term liabilities.

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

Philipp Lang, M.D., the Company’s Chief Executive Officer, joined the Company’s scientific advisory board in 2004 prior to becoming an employee. The Company first entered into a revenue share agreement with Dr. Lang in 2008 when he became the Company’s Chief Executive Officer. In 2011, the Company entered into an amended and restated revenue share agreement with Dr. Lang. Under this agreement, the specified percentage of the Company’s net revenues payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of the Company’s current and planned products, including the Company’s iUni, iDuo, iTotal Cr, iTotal PS and iTotal Hip products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The Company’s payment obligations under this agreement expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is named an inventor that claim the applicable product. These payment obligations survive termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $249,000 and $181,000 for the three months ended March 31, 2016, and 2015, respectively.

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board and Chief Executive Officer revenue share agreements of $847,000 during the three ended March 31, 2016, representing 4.2% of product revenue, and $753,000 during the three months ended March 31, 2015, representing 5.1% of product revenue. Revenue share expense is included in research and development. See “Note L—Related Party Transactions” for further information regarding the Company’s arrangement with its Chief Executive Officer.

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

On September 3, 2015, a purported securities class action lawsuit was filed against the Company, its chief executive officer, and its chief financial officer in the United States District Court for the District of Massachusetts. The complaint is brought on behalf of an alleged class of those who purchased the Company's common stock in connection with the Company's initial public offering or on the open market between July 1, 2015 and August 28, 2015, which is referred to as the class period. On November 2, 2015, two motions were filed on behalf of persons seeking to be named as lead plaintiff in the litigation. On November 10, 2015, the Court granted one petition, denied the other, and set a deadline for lead plaintiff to file a consolidated amended complaint, which the lead plaintiff filed on January 11, 2016. The consolidated amended complaint purports to allege claims arising under Sections 11 and 15 of the Securities Act of 1933, as amended, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, including allegations that the Company's stock was artificially inflated during the class period because the defendants allegedly made misrepresentations or did not make proper disclosures regarding the Company's manufacturing process prior to the Company's voluntary recall of specific serial numbers of patient-specific instrumentation for certain of the Company's knee replacement product systems. Specifically, the complaint alleges that statements made during the class period were false and misleading because the Company's manufacturing processes purportedly were flawed and, as a result of such flaws, a number of the Company's knee replacement product systems were defective. The complaint seeks, among other relief, certification of the class, unspecified compensatory damages, interest, attorneys’ fees, expert fees and other costs. The Company believes it has valid defenses to the claims in the lawsuit, and intends to defend itself vigorously. There can be no assurance, however, that the Company will be successful. An adverse outcome of the lawsuit could have a material adverse effect on the Company's business, financial condition or results of operations of the Company. The Company is presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit. Additional complaints also may be filed against the Company and the Company's directors and officers related to the Company's voluntary recall of specific serial numbers of patient-specific instrumentation for the Company's iUni, iDuo, iTotal CR and iTotal PS knee replacement product systems.
On October 21, 2015, a complaint for patent infringement was filed against the Company in the United States District Court for the District of Delaware by Orthopedic Innovations, Inc., which the complaint states is a subsidiary of Wi-LAN Technologies Inc. The complaint alleges that the Company's iUni G2 and iDuo G2 partial knee replacement surgical techniques infringe one or more claims of United States Patent No. 6,575,980. The plaintiff sought damages, including for willful infringement, attorney’s fees, costs and a permanent injunction. On March 28, 2016, the plaintiff voluntarily dismissed its complaint without prejudice.
On February 29, 2016, the Company filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew”) in the United States District Court for the District of Massachusetts Eastern Division. The lawsuit alleges that Smith & Nephew’s Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe eight of the Company's patents, and it requests monetary damages for willful infringement and a permanent injunction.
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

Note K—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Massachusetts Development Finance Agency	$408	$481
Less total discount	(2)	(3)
	406	478

Less current installments	301	295

Long-term debt, excluding current installments	$105	$183

The principal payments due as of March 31, 2016 consisted of the following (in thousands):

Principal Payment
2016 (remainder of the year)	$226
2017	182
Total	$408

$1.4 million term loan—Massachusetts Development Finance Agency

In June 2011, the Company entered into a $1.4 million term loan facility with Massachusetts Development Finance Agency (“MDFA”) for the purposes of equipment purchases. The MDFA facility is secured by certain tangible assets of the Company.

At the time the Company entered into the MDFA facility, the Company borrowed the first tranche of $0.6 million, with the remaining funds to be borrowed over the following 18 months. To date, the Company has borrowed a total of $1.4 million of the available commitments under the facility, of which $0.4 million in loans were outstanding as of March 31, 2016 and $0.5 million were outstanding as of December 31, 2015. Loans under the MDFA facility bear a fixed interest rate of 6.5% per annum. Interest is payable monthly in arrears. Beginning on January 1, 2013, the Company began making payments of principal and interest in 66 equal monthly installments.

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

Note L—Related Party Transactions

Vertegen

In April 2007, the Company entered into a license agreement with Vertegen, Inc., or Vertegen, which was amended in May 2015 (the “Vertegen Agreement”). Vertegen is an entity that is wholly owned by Dr. Lang, the Company’s Chief Executive Officer. Under the Vertegen Agreement, Vertegen granted the Company an exclusive, worldwide license under specified Vertegen patent rights and related technology to make, use and sell products and services in the fields of diagnosis and treatment of articular disorders and disorders of the human spine. The company may sublicense the rights licensed to it by Vertegen. The Company is required to use commercially reasonable efforts, at its sole expense, to prosecute the patent applications licensed to the Company by Vertegen. Pursuant to the Vertegen Agreement, the Company is required to pay Vertegen a 6% royalty on net sales of products covered by the patents licensed to the Company by Vertegen, the subject matter of which is directed primarily to spinal implants, and any proceeds from the Company enforcing the patent rights licensed to the Company by Vertegen. Such 6% royalty rate will be reduced to 3% in the United States during the five-year period following the expiration of the last-to-expire applicable patent in the United States and in the rest of the world during the five-year period following the expiration of the last-to-expire patent anywhere in the world. The Company has not sold any products subject to this agreement and has paid no royalties under this agreement. The Company has paid approximately $140,000 in expenses as of March 31, 2016 in connection with the filing and prosecution of the patent applications licensed to the Company by Vertegen. The Vertegen Agreement may be terminated by the Company at any time by providing notice to Vertegen. In addition, Vertegen may terminate the Vertegen Agreement in its entirety if the Company is in material breach of the agreement, and the Company fails to cure such breach during a specified period.

Asia strategy

In connection with the issuance and sale of the Company’s Series E-1 and Series E-2 preferred stock, the Company entered into a letter agreement with an investor that provides that $5.0 million of the proceeds received by the Company from the investor for the sale of the Company’s Series E-1 and Series E-2 preferred stock could only be used in connection with the marketing and sale of the Company’s products in Asia and that a committee of the Company’s board of directors should be formed for the purposes of directing and overseeing the investment of such proceeds.  This letter agreement terminated upon the closing of the Company’s IPO. Upon the termination of this letter agreement, the Company was no longer required to invest such proceeds in the manner that had been required by the letter agreement and it is not required to maintain such an Asia strategy committee. While the Company is not obligated to maintain such a committee, the Company’s board of directors has determined to continue to have such a committee for a period of two years from the closing of its IPO. Based on the restriction on the use of the proceeds received in connection with the letter agreement, the proceeds were classified as restricted cash and an investment activity. Upon the closing of the Company’s IPO in July 2015, pursuant to the conditions of the letter agreement in connection with the Asia strategy, $3.5 million of the proceeds received in connection with the letter agreement were reclassified from restricted cash to cash and cash equivalents.  As of March 31, 2016 and December 31, 2015, none of the proceeds were included in restricted cash.

Revenue share agreement

As described in Note J, the Company is a party to certain agreements with advisors to participate as a member of the Company’s scientific advisory board. In September 2011, the Company entered into an amended and restated revenue share agreement with Philipp Lang, M.D., the Company’s Chief Executive Officer, which amended and restated a similar agreement entered into in 2008 when Dr. Lang stepped down as chair of the Company’s scientific advisory board and became the Company’s Chief Executive Officer. This agreement provides that the Company will pay Dr. Lang a specified percentage of its net revenues, ranging from 0.875% to 1.33%, with respect to all of its current and planned products, including the Company’s iUni, iDuo, iTotal CR, iTotal PS and iTotal Hip products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenues collected by the Company on such product sales. The Company’s payment obligations expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is a named inventor that claim the applicable product. These payment obligations survive any termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $249,000 and $181,000 and for the three months ended March 31, 2016 and 2015, respectively.

Note M—Stockholders’ Equity

Common stock

Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock was entitled to one vote.

Summary of common stock activity was as follows:

Shares

Outstanding December 31, 2015	41,110,127
Issuance of common stock - option exercises	237,202
Issuance of restricted common stock	405,977
Outstanding March 31, 2016	41,753,306

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

Warrants

The Company issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. All warrants were exercisable immediately upon issuance. Upon the conversion of the Company’s preferred stock into common stock in connection with the closing of the Company’s IPO, all outstanding warrants to purchase preferred stock instead became warrants to purchase shares of common stock at a ratio of one share of common stock for every two shares of preferred stock. For further information regarding the conversion of the Company's preferred stock, see “Note A—Organization and Basis of Presentation” above.

Based on the Company’s assessment of the warrants granted relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No warrants were issued in the three months ended March 31, 2016 and March 31, 2015. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets.

Common stock warrants

The Company issued warrants to certain investors and consultants to purchase 1,138,424 shares of common stock at an exercise price range of $0.02 to $9.00 per share.  Additionally, certain warrants to purchase shares of preferred stock were converted upon the closing of the Company's IPO to 564,188 warrants to purchase 564,188 shares of common stock.  Warrants to purchase 751,779 shares of common stock were outstanding as of March 31, 2016 and December 31, 2015.

At March 31, 2016 and December 31, 2015, the range of warrant prices per share for common stock underlying warrants and the weighted average contractual life was as follows:

March 31, 2016	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share
Common Stock	751,779	$10.30	1.08	751,779	$10.30

December 31, 2015	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share
Common Stock	751,779	$10.30	1.33	751,779	$10.30

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

The option price at the date of grant was determined by the Board of Directors and, in the case of incentive options, could not be less than the fair market value of the common stock at the date of grant, as determined by the Board of Directors. Options granted under the 2004 Plan generally vest over a period of four years and are set to expire ten years from the date of grant. In February 2011, the Company terminated the 2004 Plan and all available but unissued shares under it were transferred to the 2011 Stock Option/Stock Issuance Plan (the “2011 Plan”).

In February 2011, the Company authorized the adoption of the 2011 Plan. The 2011 Plan is divided into two separate equity programs, the Option Grant Program and the Stock Issuance Program. Per the 2011 Plan, options can be granted to persons who are, at the time, employees, officers, or directors of, or consultants or advisors to, the Company. The 2011 Plan provides for the granting of non-statutory options, incentive options and common stock. The price at the date of grant is determined by the Board of Directors and, in the case of incentive options and common stock, cannot be less than the fair market value of the common stock at the date of grant, as determined by the Board of Directors. Options granted under the 2011 Plan generally vest over a period of four years and expire ten years from the date of grant.

In June 2015, the Company terminated the 2011 Plan and all available but unissued shares under it were transferred to the 2015 Stock Incentive Plan (the “2015 Plan”).

The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of the Company's common stock that were reserved for issuance under the 2015 Plan was the sum of: (1) 2,000,000; plus (2) the number of shares equal to the sum of the number of shares of the Company's common stock then available for issuance under the 2011 Plan and the number of shares of the Company's common stock subject to outstanding awards under the 2011 Plan or under the 2004 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, referred to as the Evergreen Provision, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the least of (a) 3,000,000 shares of the Company's common stock, (b) 3% of the number of shares of the Company's common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board.  The Board determined not to increase the size of the 2015 Plan pursuant to the Evergreen Provision in 2016. The Company's employees, officers, directors, consultants and advisors are eligible to receive awards under the 2015 Plan. Incentive stock options, however, may only be granted to the Company's employees.  As of March 31, 2016, 1,775,880 shares of common stock were available for future issuance under the 2015 Plan.

Stock option activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share
Outstanding December 31, 2015	5,248,329	$5.56
Granted	—	—
Exercised	(237,202)	3.48
Expired	(20,652)	10.41
Cancelled/Forfeited	(29,413)	9.23
Outstanding March 31, 2016	4,961,062	$5.62
Total vested and exercisable	4,298,947	$4.84

The total intrinsic value of awards exercised during the three months ended March 31, 2016 was $1.4 million. The total fair value of awards that vested during the three months ended March 31, 2016 was $0.5 million. The weighted average remaining contractual term for the total stock options outstanding was 4.77 years at March 31, 2016. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.68 years at March 31, 2016.

Additionally, in 2016, 411,631 shares of restricted common stock awards were granted from the 2015 Plan at a weighted average grant date fair value price per share of $7.90.  During the three months ended March 31, 2016, there were 5,654 unvested shares forfeited at a weighted average grant date fair value price per share of $22.98. As of March 31, 2016, 575,507 shares were unvested at a weighted average grant date fair value price per share of $12.12. As of March 31, 2016, 5,000 restricted stock awards under the 2015 Plan were vested at a weighted average grant date fair value price per share of $7.90.

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

There were no options granted for the three months ended March 31, 2016.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	N/A	1.37% - 1.67%
Expected term (in years)	N/A	5.47 - 6.45
Dividend yield	N/A	—%
Expected volatility	N/A	50.00%

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

Employee stock-based compensation expense recognized $0.9 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.  Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$61	$110
Sales and marketing	251	210
Research and development	301	254
General and administrative	331	514
	$944	$1,088

At March 31, 2016, the Company had $3.1 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 2.04 years. At March 31, 2016, the Company had $6.5 million of total unrecognized compensation expense for restricted awards recognized over a weighted average period of 3.62 years.

Note N—Income Taxes

The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $4,300 and $9,800 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, the Company had reserves for uncertain tax positions of $4.0 million and $3.7 million, respectively, of which $3.9 million and $3.6 million were netted against the Company’s net operating losses.

The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months.

The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2016 and December 31, 2015, $7,600 and $5,900 of interest and penalties have been accrued, respectively.

The Company continues to maintain a valuation allowance against certain deferred tax assets where it is more likely than not that the deferred tax asset will not be realized because of its extended history of annual losses. Such deferred tax assets principally relate to tax net operating losses and credit carryforwards in certain jurisdictions for which sufficient taxable income for the utilization cannot be projected at this time, which may result in net operating losses or credits or both potentially expiring without being utilized due to shorter carryforward periods. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the Consolidated Statements of Operations and may include a portion to be accounted for through “Additional paid-in capital,” a component of Stockholders’ Equity. The amount of the tax benefit to be recorded in a particular quarter could be material. Management does not believe it is more likely than not that the Company’s net federal deferred tax assets as of March 31, 2016 will be realized based upon its assessment of all available evidence, both positive and negative.

Note O—Segment and Geographic Data

The Company operates as one reportable segment as described in Note B to the Consolidated Financial Statements. The countries in which the Company has local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), Germany and the rest of the world, which consists of Europe predominately (including the United Kingdom) and other foreign countries. In general, sales are attributable to a geographic area based upon the customer’s country of domicile. Certain customers in Europe that are located outside of Germany are serviced by the Company's German subsidiary and revenues from those customers are attributable to Germany. Net property, plant and equipment are based upon physical location of the assets.

Geographic information consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Product Revenue
United States	14,708	10,288
Germany	4,722	4,021
Rest of World	552	391
	19,982	14,700

	March 31, 2016	December 31, 2015
Property and equipment, net
United States	$13,465	$10,836
Germany	127	130
Rest of World	—	—
	$13,592	$10,966

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

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
These forward-looking statements include, among other things, statements about:

•
our estimates regarding the potential market opportunity and timing of estimated commercialization for our current and future products, including our iTotal CR, our iTotal PS and, if we submit a new application for 510(k)clearance and receive required marketing clearances or approvals, our iTotal Hip;

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.
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

We were incorporated in Delaware and commenced operations in 2004. We introduced our iUni and iDuo partial knee replacement products in 2007, our iTotal CR in 2011 and our iTotal PS in 2015. We initiated the broad commercial launch of our iTotal PS in March 2016.

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

On August 31, 2015, we announced a voluntary recall of specific serial numbers of patient-specific instrumentation for our iUni, iDuo, iTotal CR and iTotal PS knee replacement product systems. The recalled products were manufactured and distributed from our Wilmington manufacturing facility between July 18, 2015 and August 28, 2015. We isolated the root cause to a step in our ethylene oxide sterilization process conducted by a vendor. We have since completed final testing and implemented corrective actions, and we resumed normal production in October 2015. Our voluntary recall announced on August 31, 2015 has adversely affected our business and may continue to adversely affect our business in a number of ways, including through the financial impact from lost sales of the recalled products, reduction of our production capacity over the period of our investigation and resolution of the root cause of the recall, commercial disruption, slower than expected ramp in new orders and damage to our reputation with orthopedic surgeons, consumers, healthcare providers, distributors and other business partners.

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

Consolidated results of operations

Comparison of the three months ended March 31, 2016 and 2015

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2016		2015		2016 vs 2015
Three Months Ended March 31,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$19,982	99%	$14,700	100%	$5,282	36%
Royalty	268	1	—	—	268	100
Total revenue	20,250	100	14,700	100	5,550	38
Cost of revenue	13,215	65	9,388	64	3,827	41
Gross profit	7,035	35	5,312	36	1,723	32

Operating expenses:
Sales and marketing	11,486	57	9,579	65	1,907	20
Research and development	4,398	22	4,016	27	382	10
General and administrative	6,295	31	5,780	39	515	9
Total operating expenses	22,179	110	19,375	132	2,804	14
Loss from operations	(15,144)	(75)	(14,063)	(96)	(1,081)	(8)
Total other income/(expenses)	114	1	(184)	(1)	298	162
Loss before income taxes	(15,030)	(74)	(14,247)	(97)	(783)	(5)
Income tax provision	4	—	10	—	(6)	(60)
Net loss	$(15,034)	(74)%	$(14,257)	(97)%	$(777)	(5)%

Product revenue.    Product revenue was $20 million for the three months ended March 31, 2016 compared to $14.7 million for the three months ended March 31, 2015, an increase of $5.3 million or 36%, due principally to increased sales of our first primary total knee product, iTotal CR, as well as the addition of our iTotal PS product line. This increase was positively impacted by the post-recall order lead time reduction from 8 weeks back to our standard 6 weeks and cases rescheduled for the first quarter following the voluntary recall, parttially offset by a slower than expected ramp in new orders.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2016		2015		2016 vs 2015
Three Months Ended March 31,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$14,708,000	74%	$10,288,000	70%	$4,420,000	43%
Germany	4,722,000	24	4,021,000	27	$701,000	17
Rest of world	552,000	2	391,000	3	161,000	41
Product revenue	$19,982,000	100%	$14,700,000	100%	$5,282,000	36%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 74% for the three months ended March 31, 2016 compared to 70% for the three months ended March 31, 2015.

Royalty revenue.    In April 2015, we entered into a fully paid up, worldwide license agreement with Wright Medical for a single lump-sum payment by Wright Medical to us upon entering into the agreement.  At this same time we also entered into a worldwide license agreement with MicroPort for a single lump-sum payment by MicroPort to us upon entering into the license agreement.  Royalty revenue related to these agreements was $0.3 million for the three months ended March 31, 2016. There was no royalty revenue related to these agreements for the three months ended March 31, 2015.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $13.2 million for the three months ended March 31, 2016 compared to $9.4 million for the three months ended March 31, 2015, an increase of $3.8 million or 41%. The increase was due primarily to an increase in production and personnel costs associated with the increase in sales volume. Gross profit was $7.0 million for the three months ended March 31, 2016 compared to $5.3 million for the three months ended March 31, 2015, an increase of $1.7 million or 32%. Gross margin decreased 100 basis points to 35% for the three months ended March 31, 2016 from 36% for the three months ended March 31, 2015. This decrease in gross margin was driven primarily by the impact of foreign currency exchange rate changes on revenue.

Sales and marketing.    Sales and marketing expense was $11.5 million for the three months ended March 31, 2016 compared to $9.6 million for the three months ended March 31, 2015, an increase of $1.9 million or 20%. The increase was due primarily to a $1.7 million increase in personnel costs as a result of our hiring of additional direct sales representatives and sales support and increases in commissions as a result of the increase in sales volume, and a $0.2 million increase in marketing and other expenses.

Research and development.    Research and development expense was $4.4 million for the three months ended March 31, 2016 compared to $4.0 million for the three months ended March 31, 2015, an increase of $0.4 million or 10%. The increase was due primarily to a $0.3 million increase in prototype parts costs and $0.1 million increase in personnel costs.

General and administrative.    General and administrative expense was $6.3 million for the three months ended March 31, 2016 compared to $5.8 million for the three months ended March 31, 2015, an increase of $0.5 million or 9%. The increase was due primarily to a $0.8 million increase various legal expenses, including litigation costs, a $0.2 million increase in director and officers insurance following our initial public offering, and a $0.1 million increase in software expense offset by a $0.4 million decrease in freight costs, and a $0.2 million decrease in medical device tax.

     Other income/(expense), net.    Other income/(expense), net was $0.1 million for the three months ended March 31, 2016 compared to $(0.2) million for the three months ended March 31, 2015, a decrease of $0.3 million, or 162%. The decrease was primarily due to a decrease of $0.2 million in interest expense associated with the termination of our long-term debt and an increase of $0.1 million in interest income.

Income taxes.    Income tax provision was $4,000 and $10,000 for the three months ended March 31, 2016 and 2015, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the three months ended March 31, 2016, we have financed our operations through private placements of preferred stock, our initial public offering, or IPO, bank debt and convertible debt financings, equipment purchase loans and product revenue beginning in 2007. Our product revenue has continued to grow from year-to-year; however, we have not yet attained profitability and continue to incur operating losses. As of March 31, 2016, we had an accumulated deficit of $340 million.

On July 7, 2015, we closed our IPO of our common stock and issued and sold 10,350,000 shares of our common stock, including 1,350,000 shares of common stock issued upon the exercise in full by the underwriters of their over-allotment option, at a public offering price of $15.00 per share, for aggregate offering proceeds of approximately $155 million. We received aggregate net proceeds from the offering of approximately $140 million after deducting underwriting discounts and commissions and offering expenses payable by us.  Our common stock began trading on the NASDAQ Global Select Market on July 1, 2015.

In June 2011, we entered into a $1.4 million secured term loan facility with the Massachusetts Development Financing Agency, referred to as the MDFA facility, to finance equipment purchases, of which $0.4 million was outstanding as of March 31, 2016 and $0.5 million was outstanding as of December 31, 2015. We are scheduled to make monthly interest and principal payments for the MDFA facility through July 2017. For further information regarding this facility, see “Note K—Debts and Notes Payable—$1.4 million term loan—Massachusetts Development Finance Agency” in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

At March 31, 2016, we had cash and cash equivalents and short-term investments of $103.5 million and $0.6 million in restricted cash allocated to lease deposits.  Based on our current operating plan, we expect that our existing cash and cash equivalents and short-term investments as of March 31, 2016 and anticipated revenue from operations, including from projected sales of our products, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products and the gross profit we expect to generate from those revenues, and we could use our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change between periods (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(11,269)	$(13,657)	$2,388	17%
Investing activities	(30,237)	(1,359)	(28,878)	(2,125)
Financing activities	753	58	695	1,198
Effect of exchange rate on cash	151	(3)	154	5,133
Total	$(40,602)	$(14,961)	$(25,641)	(171)%

Net cash used in operating activities.    Net cash used in operating activities was $11.3 million for the three months ended March 31, 2016 and $13.7 million for the three months ended March 31, 2015, a decrease of $2.4 million. The decrease in cash used in operating activities primarily reflects the changes in our operating assets and liabilities for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, including $2.0 million related to accounts and other receivable, $2.1 million related to prepaid expenses and other assets and $0.9 million related to inventory, offset in part by an increase in cash used of $1.9 million related to accounts payable and the increase in net loss of $0.8 million.

Net cash used in investing activities.    Net cash used in investing activities was $30.2 million for the three months ended March 31, 2016 and $1.4 million for the three months ended March 31, 2015, an increase of $28.9 million. These amounts primarily reflect an increase in short-term investments of $26.9 million as well as an increase in costs related to the acquisition of property, plant, and equipment of $1.9 million and a decrease in restricted cash of $0.1 million.

Net cash provided by financing activities.    Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2016 and $0.1 million for the three months ended March 31, 2015, an increase of $0.7 million. The increase was due to an increase in net proceeds from the exercise of common stock options of $0.7 million.

Contractual obligations and commitments

During the three months ended March 31, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2015.

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

Philipp Lang, M.D., our Chief Executive Officer, joined our scientific advisory board in 2004 prior to becoming an employee. We first entered into a revenue share agreement with Dr. Lang in 2008 when he became our Chief Executive Officer. In 2011, we entered into an amended and restated revenue share agreement with Dr. Lang. Under this agreement, the specified percentage of our net revenues payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of our current and planned products, including our iUni, iDuo, iTotal Cr, iTotal PS and iTotal Hip products, as well as certain other knee, hip and shoulder replacement products and related instrumentation we may develop in the future. Our payment obligations under this agreement expire on a product-by-product basis on the last to expire of our patents on which Dr. Lang is named as an inventor that claim the applicable product. These payment obligations survive termination of Dr. Lang’s employment with us. We incurred revenue share expense paid to Dr. Lang of $249,000 and $181,000 for the three months ended March 31, 2016 and 2015, respectively.

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under all of our scientific advisory board and Chief Executive Officer revenue share agreements, ranges, depending on the particular product, from 3.4% to 5.8%. We incurred aggregate revenue share expense, included in research and development, including all amounts payable under our scientific advisory board and Chief Executive Officer revenue share agreements of $847,000 and $753,000 during the three months ended March 31, 2016 and 2015, respectively, representing 4.2% and 5.1% of product revenue, respectively. For further information, see “Note J—Commitments and Contingencies —Revenue Share Agreements” or “Note L—Related Party Transactions —Revenue Share Agreement” in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Segment information

We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through March 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

 Critical accounting policies and significant judgments and use of estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The accounting estimates that require our most significant estimates include revenue recognition, accounts receivable valuation, inventory valuations, intangible valuation, equity instruments, impairment assessments, income tax reserves and related allowances, and the lives of property and equipment. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and significant judgments and use of estimates” in the our Annual Report on Form 10-K for the year ended

December 31, 2015 and Note B to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers (Topic 606)” ("ASU 2014-9"). ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance was to be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of the guidance contained in ASU 2014-9 by one year. Thus, the guidance is effective for us commencing in the first quarter of 2018. We are currently evaluating the impact of this pronouncement on our consolidated financial statements and expect to adopt this pronouncement commencing in the first quarter of 2018.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"). This newly issued accounting standard provides guidance about management’s responsibility to evaluate whether there is a “substantial doubt” about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The defined term “substantial doubt” requires an evaluation of every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. The amendments in ASU 2014-15 are effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. Earlier adoption is permitted.  We are currently evaluating the impact of this pronouncement on our consolidated financial statements and expect to adopt this pronouncement commencing in the first quarter of 2017.

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

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" ("ASU 2016-08") which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. This guidance will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are currently evaluating the impact of this pronouncement on our consolidated financial statements and expect to adopt this pronouncement commencing in the first quarter of 2018.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)" ("ASU 2016-09"). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently evaluating the impact of this pronouncement on our consolidated financial statements and expect to adopt this pronouncement commencing in the first quarter of 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash and cash equivalents and investments.

Interest rate risk

We are exposed to limited market risk related to fluctuation in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2016, we had cash and cash equivalents of $77 million consisting of demand deposits and money market accounts on deposit with certain financial institutions and $27 million in investments consisting of a variety of securities of high credit quality including U.S. treasury bonds, corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital to fund our operations. Our investments may be subject to interest rate risk and could fall in value. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. Additionally, we had $6.0 million as of March 31, 2016 and $2.1 million as of December 31, 2015 held in foreign bank accounts that were not federally insured. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign currency exchange risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results.  Approximately 26% of our product revenue for the three months ended March 31, 2016 and 30% of our product revenue for the three months ended March 31, 2015 were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs of revenue related to these sales are primarily denominated in U.S. dollars; however, operating costs, including sales and marketing and general and administrative expense, related to these sales are largely denominated in the same currencies as the sales, thereby partially limiting our transaction risk exposure. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction realized gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.  A 10% increase or decrease in foreign currency exchange rates would have resulted in additional income or expense of $0.1 million for the three months ended March 31, 2016 and 2015.

We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the course of our manufacture and sale of joint replacement products, we are subject to routine risk of product liability, patent infringement and other claims in the United States and in other countries where we sell our products.
On September 3, 2015, a purported securities class action lawsuit was filed against us, our chief executive officer, and chief financial officer in the United States District Court for the District of Massachusetts. The complaint is brought on behalf of an alleged class of those who purchased our common stock in connection with our initial public offering or on the open market between July 1, 2015 and August 28, 2015, which we refer to as the class period. On November 2, 2015, two motions were filed on behalf of persons seeking to be named as lead plaintiff in the litigation. On November 10, 2015, the Court granted one petition, denied the other, and set a deadline for lead plaintiff to file a consolidated amended complaint, which the lead plaintiff filed on January 11, 2016. The consolidated amended complaint purports to allege claims arising under Sections 11 and 15 of the Securities Act of 1933, as amended, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, including allegations that our stock was artificially inflated during the class period because the defendants allegedly made misrepresentations or did not make proper disclosures regarding our manufacturing process prior to our voluntary recall of specific serial numbers of patient-specific instrumentation for certain of our knee replacement product systems. Specifically, the complaint alleges that statements made during the class period were false and misleading because our manufacturing processes purportedly were flawed and, as a result of such flaws, a number of our knee replacement product systems were defective. The complaint seeks, among other relief, certification of the class, unspecified compensatory damages, interest, attorneys’ fees, expert fees and other costs. We believe we have valid defenses to the claims in the lawsuit, and intend to defend ourselves vigorously. There can be no assurance, however, that we will be successful. An adverse outcome of the lawsuit could have a material adverse effect on our business, financial condition or results of operations of the Company. We are presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit. Additional complaints also may be filed against us and our directors and officers related to our voluntary recall of specific serial numbers of patient-specific instrumentation for the Company's iUni, iDuo, iTotal CR and iTotal PS knee replacement product systems.
On October 21, 2015, a complaint for patent infringement was filed against us in the United States District Court for the District of Delaware by Orthopedic Innovations, Inc., which the complaint states is a subsidiary of Wi-LAN Technologies Inc. The complaint alleges that our iUni G2 and iDuo G2 partial knee replacement surgical techniques infringe one or more claims of United States Patent No. 6,575,980. The plaintiff sought damages, including for willful infringement, attorney’s fees, costs and a permanent injunction. On March 28, 2016, the plaintiff voluntarily dismissed its complaint without prejudice.
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

ITEM 1A. RISK FACTORS
        The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
Risks related to our financial position
We have incurred losses in the past, expect to incur losses for at least the next several years and may never achieve profitability.
We have incurred significant net operating losses in every year since our inception and expect to incur net operating losses for the next several years. Our net loss was $15 million for the three months ended March 31, 2016 and $14 million for the three months ended March 31, 2015. As of March 31, 2016, we had an accumulated deficit of $340 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing, manufacturing and other expenses as our business continues to grow and we expand our product offerings. Additionally, our general and administrative expense will continue to increase due to the additional operational and reporting costs associated with our expanded operations and being a public company. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. In addition, our growth may slow, for reasons described in these risk factors. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue our operations.
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

•	implement and successfully execute our business and marketing strategy;

•	respond effectively to competitive pressures, responses and developments;

•	continue to develop and enhance our products and products in development;

•	obtain regulatory clearance or approval to commercialize new products and enhance our existing products;

•	expand our presence in international markets;

•	perform clinical and economic research and studies on our existing products and current and future product candidates; and

•	attract, retain and motivate qualified personnel.
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
We have derived nearly all of our revenues from sales of a limited portfolio of knee replacement products and may not be able to maintain or increase revenues from these products. A substantial portion of our revenues are derived from a small number of customers.
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
In addition, as part of our commercial strategy we work to significantly increases our sales in targeted markets by focusing on high-volume, influential surgeons who use our products. As a result, orders from a relatively small number of surgeons provide a significant portion of our total revenue. The loss of, or significant curtailment of orders by, one or more of our high-volume doctors, including curtailments due to reduced reimbursement rates, adoption of our competitors’ products or the timing of orders by these doctors, may adversely affect our results of operations and financial condition.
We may not be successful in the development of, obtaining regulatory clearance for or commercialization of additional products.
We are expanding our offerings to include an additional joint replacement product for the knee, the iTotal PS, which we launched commercially, and are developing our first hip replacement product, the iTotal Hip. We initially filed for marketing clearance of the iTotal Hip in 2015 with the FDA; however, after consultation with the FDA, we elected to withdraw the application and intend to submit a new application for 510(k) clearance of iTotal Hip in the second half of 2016. However, we may not be able to successfully commercialize the iTotal PS and we may not be able to develop or obtain regulatory approval or clearance of or successfully commercialize the iTotal Hip. Any factors that delay the commercial launch of, including the process for obtaining regulatory clearance for, our additional products, or result in sales of our additional products increasing at a lower rate than expected, could adversely affect our business, financial condition and operation results. In addition, even if we do launch these products, there can be no assurance that these products will be accepted in the market or commercially successful or profitable.
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

If surgeons, hospitals and other medical facilities are unable to obtain favorable reimbursement rates from third-party payors for procedures involving use of our products, if third-party payors adopt policies that preclude payment for the use of our products, or if reimbursement from third-party payors for such procedures significantly declines, surgeons, hospitals and other medical facilities may be reluctant to use our products and our sales may decline.
In the United States, surgeons and hospitals and other medical facilities who purchase medical devices such as our products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the costs and fees associated with the joint replacement surgery and the products utilized in the procedure, including the cost of our products. Our customers' access to adequate coverage and reimbursement for the procedures performed using our products by government and third-party payors is central to the acceptance of our current and future products. Payors may view new products or products that have only recently been launched or with limited clinical data available, including the iTotal CR, iTotal PS and iTotal Hip, as investigational, unproven or experimental, and on that basis may deny coverage of procedures involving use of our products. For example, we are aware of certain private insurers that at this time consider the use of custom implants or patient-specific instrumentation for knee replacement surgery as investigational, unproven or experimental. In addition, the American Academy of Orthopedic Surgeons currently does not recommend using patient-specific instrumentation. We may be unable to sell our products on a profitable basis if government and third-party payors deny coverage for such procedures or set reimbursement rates at unfavorable levels for procedures involving use of our products. Further, if hospitals participating in the new Medicare CJR program do not use our products in the volumes we anticipate, it may have an adverse impact on our sales going forward.
To contain costs of new technologies, governmental healthcare programs and third-party payors are increasingly scrutinizing new and even existing treatments by requiring extensive evidence of favorable clinical outcomes and cost effectiveness. Surgeons, hospitals and other medical facilities may not purchase our products if they do not receive satisfactory reimbursement from these third-party payors for the cost of the procedures using our products. Payors continue to review their coverage policies carefully, and to implement new policies, for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. If third-party payors refuse coverage for these procedures or if we are not able to be reimbursed at cost-effective levels, this could have a material adverse effect on our business and operations.
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
We depend on relationships with independent sales representatives and distributors of orthopedic implants and instrumentation for the marketing and sales of our products in geographic regions that are not targeted by our direct sales force, including parts of the United States, Switzerland, Hong Kong and Singapore. Revenues generated from the sales of our products by independent sales representatives represented approximately 61% of our total revenue from sales of our products in the United States for the three months ended March 31, 2016, approximately 60% of our total revenue from sales of our products in the United States for the three months ended March 31, 2015. We did not generate any revenue from sales of our products by independent sales representatives outside the United States in the three months ended March 31, 2016 or 2015. Revenues generated from the sales of our products to distributors represented approximately 4% of our total revenue from sales of our products outside the United States for the three months ended March 31, 2016 and approximately 3% for the three months ended March 31, 2015. We did not generate any revenue from sales of our products to distributors in the United States in the three months ended March 31, 2016 or 2015. We have entered into agreements with these independent sales representatives and distributors; we have a limited ability, however, to influence the efforts of these independent sales representatives and distributors. Relying on independent sales representatives and distributors for our sales and marketing could harm our business for various reasons, including:

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
As of March 31, 2016, we had $408,000 of outstanding term loans under our credit facility with the Massachusetts Development Finance Agency, referred to as the MDFA facility.
Our obligations under the MDFA facility will require us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes.
The MDFA facility is secured by a lien over certain of our equipment. The security interests granted over our assets could limit our ability to obtain additional debt financing. In addition, the documentation governing the MDFA facility contain negative covenants restricting certain of our activities, including limitations on dispositions of the secured assets, mergers or acquisitions, incurring indebtedness or liens, paying dividends and certain other business transactions. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants. See "Note K—Debt and Notes Payable—$1.4 million term loan—Massachusetts Development Finance Agency" to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on this facility.
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
We sell our products internationally in Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore and Hong Kong. We expect that our international activities will increase over the foreseeable future as we continue to pursue opportunities in international markets. During each of the three months ended March 31, 2016 and 2015 approximately 26% and 30% of our revenue was attributable to our international customers, respectively, and as of March 31, 2016, approximately 5% of our employees were located outside the United States. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S., Canadian, EU and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Therefore, we are subject to risks associated with having international operations. These international operations will require significant management attention and financial resources.
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
If we lose one or more of our executive officers, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous medical device companies for similar personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize product candidates will be limited. Our Board of Directors is currently conducting a search for a new Chief Executive Officer. Our continued success will depend on our ability to successfully transition from Dr. Lang to a new Chief Executive Officer. The transition from Dr. Lang to a new Chief Executive Officer may cause disruption in our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. The search for a permanent Chief Executive Officer may take many months or more, further exacerbating these factors. During the Chief Executive Officer transition period, there may be uncertainty among investors, employees, creditors and others concerning our future direction and performance. Any disruption or uncertainty could have a material adverse effect on our results of operations and financial condition and the market price of our common stock.

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

In particular, on February 29, 2016, we filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew”) in the United States District Court for the District of Massachusetts Eastern Division. The lawsuit alleges that Smith & Nephew’s Visionaire® patient-specific instrumentation, as well as the implants systems used in conjunction with the Visionaire instrumentation, infringe eight of our patents, and requests monetary damages for willful infringement and a permanent injunction. This lawsuit is described in more detail in Part II, Item 3, Legal Proceedings of this Quarterly Report on Form 10-Q. While we believe we have a meritorious case, we cannot predict the outcome of this lawsuit.
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
We have received in the past, and may receive in the future, particularly as a public company, communications from various industry participants and patent holders alleging our infringement of their patents, trade secrets or other intellectual property rights or offering licenses to such intellectual property. We are aware of non-practicing entities that are seeking to exploit patents in the orthopedic area. In particular, in October 2015 we were sued for patent infringement by one such non-practicing entity, Orthopedic Innovations, Inc., alleging that our iUni G2 and iDuo G2 partial knee replacement surgical techniques infringe an existing patent. Among other relief, the plaintiff sought damages for willful infringement, attorney’s fees, costs and a permanent injunction. On March 28, 2016, the plaintiff voluntarily dismissed the action. Because the action was dismissed without prejudice, the plaintiff could sue us again on the same patent. This lawsuit is described in more detail in Part II, "Item 3—Business—Legal Proceedings," of this Quarterly Report on Form 10-Q.
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

In 2015 we submitted an application for 510(k) clearance of iTotal Hip with the FDA. In the course of its review of that application, the FDA raised a number of questions, and we were not able to address all of those questions within the allowed review timeline. Therefore, after consultation with the FDA, we elected to withdraw the application. We plan to address the questions raised by the FDA, including conducting any associated testing, and submit a new application for 510(k) clearance of iTotal Hip in the second half of 2016 However, if we are not able to address the questions raised by the FDA in our revised application for 510(k) clearance, or if the FDA raises additional questions, we may be further delayed in receiving clearance or the iTotal Hip or may ultimately be unable to receive clearance, which would have an adverse effect on our ability to expand our business.
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
On September 3, 2015, a purported securities class action lawsuit was filed against us, our chief executive officer and chief financial officer in the United States District Court for the District of Massachusetts, alleging, among other things, that the defendants violated federal securities laws by allegedly making misrepresentations or failing to make proper disclosures regarding our manufacturing process prior to our voluntary recall of specific serial numbers of patient-specific instrumentation for our iUni, iDuo, iTotal CR and iTotal PS knee replacement product systems. Among other relief, the plaintiff seeks certification of the class, unspecified compensatory damages, interest, attorneys’ fees, expert fees and other costs. The class action lawsuit is described in more detail in Item 3, Legal Proceedings, of this Quarterly Report on Form 10-Q.
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
The PPACA imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States as of 2013, although this tax has been suspended for 2016 and 2017. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $20 billion over the next decade. The Internal Revenue Service issued final regulations implementing the tax in December of 2012 that require, among other things, bi-monthly payments if the tax liability exceeds $2,500 for the quarter and quarterly reporting. The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, includes a two year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191. Thus, the medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. It is unclear at this time if the moratorium will be extended, and we are currently subject to the tax after December 31, 2017. Additionally, Congress could terminate the moratorium or further change the law related to the medical device tax, in a manner that could adversely affect us. During the three months ended March 31, 2016 and March 31, 2015, we incurred $0 and $0.2 million, respectively, in tax expense associated with the medical device tax in the United States, which is included in general and administrative expense.
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
Our stock price is likely to be volatile. The stock market in general and the market for medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your original purchase price. The market price for our common stock may be influenced by many factors, including:

•	a slowdown in the medical device industry or the general economy;

•	actual or anticipated quarterly or annual variations in our results of operations or those of our competitors;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	fluctuations in the values of companies perceived by investors to be comparable to us;

•	announcements by us or our competitors of new products or services, significant contracts, commercial relationships, capital commitments or acquisitions;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	the entry into or modification or termination of agreements with our distributors;

•	developments with respect to intellectual property rights;

•	sales, or the anticipation of sales, of our common stock by us, our insiders or our other stockholders, including upon the expiration of contractual lock-up agreements;

•	our ability to develop, obtain regulatory approval for and market new and enhanced products on a timely basis;

•	changes in coverage and reimbursement policies by insurance companies and other third-party payors;

•	our commencement of, or involvement in, litigation;

•	additions or departures of key management or technical personnel; and

•	changes in laws or governmental regulations applicable to us.
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
Our executive officers, directors and principal stockholders and their affiliates beneficially own in the aggregate, a substantial portion of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.
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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
Use of proceeds from registered securities

On July 7, 2015, we closed our initial public offering, or IPO, of our common stock and issued and sold 10,350,000 shares of our common stock, including 1,350,000 shares of common stock issued upon the exercise in full by the underwriters of their overallotment option, at a public offering price of $15.00 per share, for aggregate offering proceeds of approximately $155 million.

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

As of March 31, 2016, we have used approximately $68.9 million of the net proceeds from the offering as follows: $5.0 million to purchase and install capital equipment to expand our manufacturing capacity, approximately $32.4 million to expand and support our sales and marketing efforts, and approximately $13.0 million to fund research, development and clinical activities and approximately $18.5 million for other general corporate purposes. We have not used any of the net proceeds from our IPO to make payments, directly or indirectly, to any director or officer of ours, to any of their associates, to persons owning 10% or more of our common stock or to any affiliates of ours. We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 1, 2015.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: May 13, 2016

CONFORMIS, INC.
By:	/s/ Paul Weiner
Paul Weiner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1†
Summary of Compensatory Arrangements of Certain Officers (set forth in Item 5.02 of the registrant's Current Report on Form 8-K (File No. 001-37474) filed on February 9, 2016 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Indicates management contract or plan.
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