Form 10-Q
period 2016-06-30
ConforMIS Inc
filed 2016-08-11
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, there were 42,127,152 shares of Common Stock, $0.00001 par value per share, outstanding.

ConforMIS, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$37,813	$117,185
Investments	44,749	—
Accounts receivable, net	13,078	14,867
Inventories	11,977	11,520
Prepaid expenses and other current assets	1,825	2,451
Total current assets	109,442	146,023
Property and equipment, net	13,736	10,966
Other Assets
Restricted cash	300	600
Investments	5,003	—
Intangible assets, net	870	995
Goodwill	753	753
Other long-term assets	29	32
Total assets	$130,133	$159,369

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,222	$4,718
Accrued expenses	6,838	7,811
Deferred revenue	305	305
Current portion of long-term debt	307	295
Total current liabilities	9,672	13,129
Other long-term liabilities	167	220
Deferred revenue	4,472	4,625
Long-term debt	27	183
Total liabilities	14,338	18,157
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized as of June 30, 2016 and December 31, 2015; no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 42,122,052 and 41,110,127 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	470,867	467,075
Accumulated deficit	(354,428)	(325,342)
Accumulated other comprehensive loss	(644)	(521)
Total stockholders’ equity	115,795	141,212
Total liabilities and stockholders’ equity	$130,133	$159,369
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Product	$19,104	$15,763	$39,086	$30,463
Royalty	229	3,459	497	3,459
Total revenue	19,333	19,222	39,583	33,922
Cost of revenue	13,332	11,395	26,919	21,239
Gross profit	6,001	7,827	12,664	12,683

Operating expenses
Sales and marketing	10,648	9,027	21,762	18,151
Research and development	3,977	4,317	8,375	8,333
General and administrative	5,487	5,355	11,782	11,134
Total operating expenses	20,112	18,699	41,919	37,618
Loss from operations	(14,111)	(10,872)	(29,255)	(24,935)

Other income and expenses
Interest income	143	28	282	68
Interest expense	(75)	(245)	(100)	(469)
Other income (expense)	—	208	—	208
Total other income/(expenses), net	68	(9)	182	(193)
Loss before income taxes	(14,043)	(10,881)	(29,073)	(25,128)
Income tax provision	9	11	13	21

Net loss	$(14,052)	$(10,892)	$(29,086)	$(25,149)

Net loss per share - basic and diluted	$(0.34)	$(2.51)	$(0.71)	$(5.82)

Weighted average common shares outstanding - basic and diluted	41,314,942	4,341,784	41,155,421	4,319,334

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(14,052)	$(10,892)	$(29,086)	$(25,149)
Other comprehensive income (loss)
Foreign currency translation adjustments	(276)	218	(134)	214
Change in unrealized gain (loss) on available-for-sale securities, net of tax	2	—	11	—
Comprehensive loss	$(14,326)	$(10,674)	$(29,209)	$(24,935)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(29,086)	$(25,149)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	1,543	1,199
Amortization of debt discount	3	21
Stock-based compensation expense	2,131	1,846
Provision for bad debts on trade receivables	190	164
Amortization/accretion on investments	128	—
Tax effect, unrealized gain/loss on investments	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	1,599	(2,075)
Inventories	(457)	(1,688)
Prepaid expenses and other assets	629	(248)
Deferred initial public offering costs	—	(4,489)
Accounts payable and accrued liabilities	(3,469)	3,942
Deferred royalty revenue	(153)	5,084
Other long-term liabilities	(53)	(25)
Net cash used in operating activities	(27,001)	(21,418)

Cash flows from investing activities:
Acquisition of property and equipment	(4,188)	(2,977)
Decrease (increase) in restricted cash	300	109
Purchase of investments	(55,363)	—
Maturity of investments	5,500	—
Net cash used in investing activities	(53,751)	(2,868)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,661	389
Proceeds from exercise of preferred stock warrant	—	416
Payments on long-term debt	(147)	(137)
Net cash provided by financing activities	1,514	668
Foreign exchange effect on cash and cash equivalents	(134)	214
(Decrease) increase in cash and cash equivalents	(79,372)	(23,404)
Cash and cash equivalents, beginning of period	117,185	37,900
Cash and cash equivalents, end of period	$37,813	$14,496

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

Liquidity and operations

Since the Company’s inception in June 2004, it has financed its operations through private placements of preferred stock, its initial public offering (the "IPO") in July 2015, bank debt and convertible debt financings, equipment purchase loans, and, beginning in 2007, product revenue. The Company’s product revenue has continued to grow from year-to-year; however, it has not yet attained profitability and continues to incur operating losses. At June 30, 2016, the Company had an accumulated deficit of $354.4 million.

The Company’s principal sources of funds are revenue generated from the sale of its products and the net proceeds from the IPO.

As of June 30, 2016, the Company had cash and cash equivalents, and short-term and long-term investments of $87.6 million and $0.3 million in restricted cash allocated to lease deposits.  As of December 31, 2015, the Company had cash and cash equivalents of $117.2 million and $0.6 million in restricted cash allocated to lease deposits.

As of June 30, 2016, based on its current operating plan, the Company expects that its existing cash and cash equivalents as of June 30, 2016 and anticipated revenue from operations, including from projected sales of its products, will enable it to fund operating expenses and capital expenditure requirements and pay its debt service as it becomes due for at least the next 12 months.

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

Unaudited Interim Financial Information

The accompanying Interim Consolidated Financial Statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2016, results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

Concentrations of credit risk and other risks and uncertainties

Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, investments, and accounts receivable. The Company maintains the majority of its cash and investments with accredited financial institutions.

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

For the three and six months ended June 30, 2016 and 2015, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of total gross receivable balance as of June 30, 2016 or December 31, 2015.

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

The Company had $9.1 million as of June 30, 2016 and $2.1 million as of December 31, 2015 held in foreign bank accounts. In addition, the Company has recorded restricted cash of $0.3 million as of June 30, 2016 and $0.6 million as of December 31, 2015. Restricted cash consisted of security provided for lease obligations.

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

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums (discounts) are amortized (accreted) over the life of the related security the constant yield method. Dividend and interest income are recognized when earned and reported in other income. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Fair value of financial instruments

Certain of the Company’s financial instruments, including cash and cash equivalents but excluding money market funds, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s long-term debt approximates its fair value. Financial instruments including money market funds and investments are carried at fair value.

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

The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the six months ended June 30, 2016 and 2015, no such impairment charges were recognized.

Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of Imaging Therapeutics, Inc. (formerly known as Osteonet.com, renamed ImaTx, Inc.) in 2009. The Company tests goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets may be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. When testing goodwill for impairment, the Company primarily looks to the fair value of the reporting unit, which is typically estimated using a discounted cash flow approach, which requires the use of assumptions and judgments including estimates of future cash flows and the selection of discount rates.  During the six months ended June 30, 2016, and 2015, there were no triggering events which would require an interim goodwill impairment assessment.

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

Advertising expense

Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $73,000 and $35,000 for the three months ended June 30, 2016 and 2015, respectively, and was $183,000 and $151,000 for the six months ended June 30, 2016 and 2015, respectively.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s chief operating decision-maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the aggregate Company level. Accordingly, in light of the Company’s current product offerings, management has determined that the primary form of internal reporting is aligned with the offering of the ConforMIS customized joint replacement products and that the Company operates as one segment. See “Note J—Segment and Geographic Data”.

Comprehensive loss

As of June 30, 2016 and 2015, accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized gain and loss of available-for-sale securities, net of tax.

Foreign currency translation and transactions

The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates as of the balance sheet date, and income and expense items are translated at average rates of exchange prevailing during the period. Gains and losses realized from transactions denominated in foreign currencies, including intercompany balances not considered permanent investments, are included in the consolidated statements of operations.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowance is maintained to reduce deferred tax assets to the amount expected to be realized.

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

The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of approximately $9,000 and $11,000 for the three months ended June 30, 2016 and 2015, respectively, and $13,000 and $21,000 for the six months ended June 30, 2016 and 2015, respectively.

The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2016 and December 31, 2015, $9,000 and $6,000 of interest and penalties have been accrued, respectively.

Medical device excise tax

The Company is subject to the Health Care and Education Reconciliation Act of 2010 (the “Act”), which imposes a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Under the Act, a taxable medical device is any device defined in section 201(h) of the Federal Food, Drug, and Cosmetic Act, intended for humans, which includes an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which meets certain requirements. The Consolidated Appropriations Act of 2016 includes a two-year moratorium on the medical device excise tax, which moratorium suspended taxes on the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. The Company incurred medical device excise tax expense of $0 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. Medical device tax is included in general and administrative expense.

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

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes option pricing model is affected by the stock price, exercise price, and a number of assumptions, including expected volatility of the stock, expected life of the option, risk-free interest rate and expected dividends on the stock. The Company evaluates the assumptions used to value the awards at each grant date and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. The stock price for option grants are set by the Company’s board of directors and, prior to the Company’s IPO in July 2015, were based upon guidance set forth by the American Institute of Certified Public Accountants, or AICPA, in its Technical Practice Aid, “Valuation of Privately Held Company Equity Securities Issued as Compensation”.  To that end, the board considered a number of factors in determining the option price, including: (1) past sales of the Company’s convertible preferred stock, and the rights, preferences and privileges of the Company stock, (2) obtaining FDA 510(k) clearance, and (3) achievement of budgeted results. See “Note I—Stockholders’ Equity” for a summary of the stock option activity under the Company’s stock-based compensation plan.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(14,052)	$(10,892)	$(29,086)	$(25,149)
Denominator:
Denominator for basic loss per share:
Weighted average shares	41,314,942	4,341,784	41,155,421	4,319,334
Basic loss per share attributable to ConforMIS, Inc. stockholders	$(0.34)	$(2.51)	$(0.71)	$(5.82)
Diluted loss per share attributable to ConforMIS, Inc. stockholders	$(0.34)	$(2.51)	$(0.71)	$(5.82)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Series A Preferred	—	1,705,138	—	1,705,138
Series B Preferred	—	2,234,668	—	2,234,668
Series C Preferred	—	2,453,018	—	2,453,018
Series D Preferred	—	6,657,880	—	6,655,764
Series E-1 Preferred	—	7,316,743	—	7,316,743
Series E-2 Preferred	—	5,129,590	—	5,129,590
Series C Preferred Warrants	—	76,191	—	76,191
Series D Preferred Warrants	—	109,926	—	109,926
Common stock warrants	44,659	83,119	61,169	83,119
Stock options and restricted stock awards	2,120,712	3,600,092	2,286,613	3,593,586
Total	2,165,371	29,366,365	2,347,782	29,357,743

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12") which provides guidance for accounting of credit losses affecting the impairment model for most financial assets and certain other instruments. Entities will be required to use a new forward-looking current expected credit loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments, which will generally lead to an earlier recognition of loss allowances. Entities will recognize losses on available-for-sale debt securities as allowances rather than a reduction in amortized cost of the security while the measurement process of this loss does not change. Disclosure requirements are expanded regarding an entity’s assumptions, models and methods of estimations of the allowance. The guidance will be effective in the first quarter of 2020, with the option for early adoption. The

Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2020.

In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing" ("ASU 2016-10"). This ASU clarifies two aspects of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606): identifying performance obligations and the licensing implementation guidance". ASU 2016-10 will become effective for the first quarter of 2018. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2018.

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

Reclassification

During the quarter ended June 30, 2016, the Company identified that certain costs of revenue had been improperly classified as sales and marketing expense in the Consolidated Statements of Operations. The Company has concluded that the prior classification was an error and that it is immaterial to all annual and quarterly periods previously presented. However, to facilitate period-over-period comparisons, the Company has revised its prior period financial statements to reflect the corrections in the period in which the expenses were incurred. As a result, the Company reclassified $0.7 million and $1.2 million from sales and marketing to cost of revenue for the three and six months ended June 30, 2015, respectively. In addition, the Company reclassified $0.4 million for the three months ended March 31, 2016 from sales and marketing to cost of revenue. These reclassifications did not have any impact on loss from operations, net loss per share - basic and diluted or accumulated deficit. For year-over-year comparison, the Company incurred related expense, included in cost of revenue, of $1.2 million and $1.6 million for the three and six months ended June 30, 2016, respectively.

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

The Company's investment policy is consistent with the definition of available-for-sale securities. All investments have been classified within Level 1 or Level 2 of the fair value hierarchy because of the sufficient observable inputs for revaluation. The Company's Level 1 cash equivalents and investments are valued using quoted prices that are readily and regularly available in an active market. The Company’s Level 2 investments are valued using third-party pricing sources based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.

The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments	Long-term (2) investments
Cash	$16,378	$—	$—	$16,378	$16,378	$—	$—
Level 1 securities:
Money market funds	21,435	—	—	21,435	21,435	—	—
U.S. treasury bonds	5,010	2	—	5,012	—	5,012	—
Level 2 securities:
Corporate bonds	14,085	6	(3)	14,088	—	14,088	—
Commercial paper	7,488	—	—	7,488	—	7,488	—
Agency bond	23,151	13	—	23,164	—	18,161	5,003
Total	$87,547	$21	$(3)	$87,565	$37,813	$44,749	$5,003

(1) Contractual maturity due within one year.
(2) Contractual maturity greater than one year.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Cash	$10,302	$—	$—	$10,302	$10,302	$—	$—
Level 1 securities:
Money market funds	106,883	—	—	106,883	106,883	—	—
Total	$117,185	$—	$—	$117,185	$117,185	$—	$—

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The Company did not have material unrealized losses at June 30, 2016. There were no material gross realized gains or losses in the three and six months ended June 30, 2016.

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Total receivables	$13,839	$15,421
Allowance for doubtful accounts and returns	(761)	(554)
Accounts receivable, net	$13,078	$14,867

There were $0 and $64,000 write-offs related to accounts receivable for the three months ended June 30, 2016 and 2015, respectively, and $0 and $64,000 for the six months ended June 30, 2016 and 2015, respectively.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	June 30, 2016	December 31, 2015
Beginning balance	(554)	(162)
Provision for bad debts on trade receivables	(190)	(359)
Other allowances	(17)	(121)
Accounts receivable write offs	—	88
Ending balance	$(761)	$(554)

Note E—Inventories

Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw Material	$4,135	$4,175
Work in process	2,010	2,683
Finished goods	5,832	4,662
Total Inventories	$11,977	$11,520

As of June 30, 2016 and December 31, 2015, inventories included write-downs of $0.3 million and $0.3 million and reserves of $0 and $37,000, respectively, for estimated surgery cancellations related to units affected by the voluntary recall of specific serial numbers of patient-specific instrumentation for the Company's iUni, iDuo, iTotal CR, and iTotal PS knee replacement product systems in August 2015 and sterilization capacity limitation.

Note F—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued employee compensation	$3,072	$3,585
Deferred rent	199	213
Accrued legal expense	1,040	334
Accrued consulting expense	18	134
Accrued vendor charges	365	692
Accrued revenue share expense	868	932
Accrued patent settlement and license costs	—	500
Accrued clinical trial expense	146	302
Accrued other	1,130	1,119
	$6,838	$7,811

Note G—Commitments and Contingencies

Operating Leases - Real Estate

The Company maintains its corporate headquarters in a leased building located in Bedford, Massachusetts, and its manufacturing facility located in Wilmington, Massachusetts, all of which are accounted for as operating leases.

The Company leases the Bedford facility under a long-term, non-cancellable sublease that is scheduled to expire in April 2017. The Company leases the Wilmington facility under a long-term, non-cancellable lease that commenced in April 2015 and will expire in July 2022.

Rent expense of $0.4 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively, was charged to operations. The Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method.

Revenue Share Agreements

The Company is party to revenue share agreements with certain past and present members of its scientific advisory board under which these advisors agreed to participate on its scientific advisory board and to assist with the development of the Company’s customized implant products and related intellectual property. These agreements provide that the Company will pay the advisor a specified percentage of the Company’s net revenues, ranging from 0.1% to 1.33%, with respect to the Company’s products on which the advisor made a technical contribution or, in some cases, which the Company covered by a claim of one of its patents on which the advisor is a named inventor. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenues collected by the Company on such product sales. The Company’s payment obligations under these agreements typically expire a fixed number of years after expiration or termination of the agreement, but in some cases expire on a product-by-product basis or expiration of the last to expire of the Company’s patents where the advisor is a named inventor that claims the applicable product.

Philipp Lang, M.D., the Company’s Chief Executive Officer, joined the Company’s scientific advisory board in 2004 prior to becoming an employee. The Company first entered into a revenue share agreement with Dr. Lang in 2008 when he became the Company’s Chief Executive Officer. In 2011, the Company entered into an amended and restated revenue share agreement with Dr. Lang. Under this agreement, the specified percentage of the Company’s net revenues payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of the Company’s current and planned products, including the Company’s iUni, iDuo, iTotal Cr, iTotal PS and iTotal Hip products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The Company’s payment obligations under this agreement expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is named an inventor that claim the applicable product. These payment obligations survive termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $238,000 and $195,000 for the three months ended June 30, 2016, and 2015, respectively, and $487,000 and $376,000 for the six months ended June 30, 2016, and 2015, respectively.

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board and Chief Executive Officer revenue share agreements of $0.9 million during the three months ended June 30, 2016, representing 4.7% of product revenue, $1.7 million during the six months ended June 30, 2016, representing 4.3% of product revenue, $0.8 million during the three months ended June 30, 2015, representing 5.1% of product revenue, and $1.6 million during the six months ended June 30, 2015, representing 5.2% of product revenue. Revenue share expense is included in research and development. See “Note H—Related Party Transactions” for further information regarding the Company’s arrangement with its Chief Executive Officer.

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

Note H—Related Party Transactions

Vertegen

In April 2007, the Company entered into a license agreement with Vertegen, Inc., or Vertegen, which was amended in May 2015 (the “Vertegen Agreement”). Vertegen is an entity that is wholly owned by Dr. Lang, the Company’s Chief Executive Officer. Under the Vertegen Agreement, Vertegen granted the Company an exclusive, worldwide license under specified Vertegen patent rights and related technology to make, use and sell products and services in the fields of diagnosis and treatment of articular disorders and disorders of the human spine. The company may sublicense the rights licensed to it by Vertegen. The Company is required to use commercially reasonable efforts, at its sole expense, to prosecute the patent applications licensed to the Company by Vertegen. Pursuant to the Vertegen Agreement, the Company is required to pay Vertegen a 6% royalty on net sales of products covered by the patents licensed to the Company by Vertegen, the subject matter of which is directed primarily to spinal implants, and any proceeds from the Company enforcing the patent rights licensed to the Company by Vertegen. Such 6% royalty rate will be reduced to 3% in the United States during the five-year period following the expiration of the last-to-expire applicable patent in the United States and in the rest of the world during the five-year period following the expiration of the last-to-expire patent anywhere in the world. The Company has not sold any products subject to this agreement and has paid no royalties under this agreement. The Company has paid approximately $140,000 in expenses as of June 30, 2016 in connection with the filing and prosecution of the patent applications licensed to the Company by Vertegen. The Vertegen Agreement may be terminated by the Company at any time by providing notice to Vertegen. In addition, Vertegen may terminate the Vertegen Agreement in its entirety if the Company is in material breach of the agreement, and the Company fails to cure such breach during a specified period.

Revenue share agreement

As described in "Note G—Commitments and Contingencies", the Company is a party to certain agreements with advisors to participate as a member of the Company’s scientific advisory board. In September 2011, the Company entered into an amended and restated revenue share agreement with Philipp Lang, M.D., the Company’s Chief Executive Officer, which amended and restated a similar agreement entered into in 2008 when Dr. Lang stepped down as chair of the Company’s scientific advisory board and became the Company’s Chief Executive Officer. This agreement provides that the Company will pay Dr. Lang a specified percentage of its net revenues, ranging from 0.875% to 1.33%, with respect to all of its current and planned products, including the Company’s iUni, iDuo, iTotal CR, iTotal PS and iTotal Hip products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenues collected by the Company on such product sales. The Company’s payment obligations expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is a named inventor that claim the applicable product. These payment obligations survive any termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $238,000 and $195,000 and for the three months ended June 30, 2016 and 2015, respectively, and $487,000 and $376,000 for the six months ended June 30, 2016 and 2015, respectively.

Note I—Stockholders’ Equity

Common stock

Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Summary of common stock activity was as follows:

Shares

Outstanding December 31, 2015	41,110,127
Issuance of common stock - option exercises	539,012
Issuance of restricted common stock	472,913
Outstanding June 30, 2016	42,122,052

 Common stock warrants

The Company issued warrants to certain investors and consultants to purchase 1,138,424 shares of common stock at an exercise price range of $0.02 to $9.00 per share.  Additionally, certain warrants to purchase shares of preferred stock were converted upon the closing of the Company's IPO to warrants to purchase 564,188 shares of common stock.  Warrants to purchase 751,779 shares of common stock were outstanding as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, the weighted average warrant exercise prices per share for common stock underlying warrants and the weighted average contractual life was as follows:

June 30, 2016	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share
Common Stock	751,779	$10.30	0.83	751,779	$10.30

December 31, 2015	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share
Common Stock	751,779	$10.30	1.33	751,779	$10.30

Stock option plans

As of June 30, 2016, 1,738,878 shares of common stock were available for future issuance under the 2015 Stock Incentive Plan ("2015 Plan").

Stock option activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share
Outstanding December 31, 2015	5,248,329	$5.56
Granted	—	—
Exercised	(539,012)	3.08
Expired	(39,164)	10.09
Cancelled/Forfeited	(40,835)	10.17
Outstanding June 30, 2016	4,629,318	$5.77
Total vested and exercisable	4,013,969	$5.10

The total intrinsic value of awards exercised during the three and six months ended June 30, 2016 was $1.4 million and $2.8 million, respectively. The total fair value of awards that vested during the three and six months ended June 30, 2016 was $0.5 million and $1.1 million, respectively. The weighted average remaining contractual term for the total stock options outstanding was 5.28 years as of June 30, 2016. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.84 years as of June 30, 2016.

Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2015	174,530	$22.31
Granted	486,297	8.23
Vested	(30,750)	12.86
Forfeited	(13,384)	16.72
Unvested June 30, 2016	616,693	$11.80

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

There were no options granted for the six months ended June 30, 2016.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	N/A	1.75%	N/A	1.37% - 1.75%
Expected term (in years)	N/A	6.02 - 6.25	N/A	5.47 - 6.45
Dividend yield	N/A	—%	N/A	—%
Expected volatility	N/A	50.00%	N/A	50.00%

Employee stock-based compensation expense recognized was $1.2 million and $0.8 million for the three months ended June 30, 2016 and 2015, and $2.1 million and $1.8 million for the six months ended June 30, 2016 and 2015.  Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

As of June 30, 2016, the Company had $2.6 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 1.84 years. As of June 30, 2016, the Company had $6.4 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 3.28 years.

Note J—Segment and Geographic Data

The Company operates as one reportable segment as described in Note B to the Consolidated Financial Statements. The countries in which the Company has local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), Germany and the Rest of World, which consists predominately of Europe (including the United Kingdom). In general, sales are attributable to a geographic area based upon the customer’s country of domicile. Certain customers in Europe that are located outside of Germany are serviced by the Company's German subsidiary and revenues from those customers are attributable to Germany. Net property, plant and equipment are based upon physical location of the assets.

Geographic information consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product Revenue
United States	$15,002	$11,833	29,709	22,130
Germany	3,650	3,492	8,372	7,513
Rest of World	452	438	1,005	820
	$19,104	$15,763	39,086	30,463

	June 30, 2016	December 31, 2015
Property and equipment, net
United States	$13,613	$10,836
Germany	123	130
Rest of World	—	—
	$13,736	$10,966

Note K—Subsequent Events

On July 25, 2016, the Company entered into an amendment to the lease for its manufacturing facility located in Wilmington, Massachusetts.  Pursuant to the amendment, the Company exercised an option in its current lease to rent an additional 18,223 square feet of space adjacent to the Company’s existing premises.  The Company is scheduled to take possession of the additional space in March 2017.  The initial term of the lease for the existing premises and the additional space expires on July 31, 2022, and the Company has a right to extend the term for one additional five-year term.  The initial base rental rate for the additional space is $191,342 annually, subject to 2% annual increases until the expiration of the initial term.

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

•
iFit Printing, a three-dimensional, or 3D, printing technology that we use to manufacture iJigs and that we may extend to the manufacture of certain components of our customized knee replacement implants.

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

Cost of revenue

We produce all of our computer aided designs, or CAD, in-house and use them to direct all of our product manufacturing efforts. Until July 2015, we manufactured all of our patient-specific instruments, or iJigs, in our facilities in Burlington and Wilmington, Massachusetts. Since August 2015, we have manufactured all of our iJigs in our Wilmington facility.  We also make in our facilities the majority of the tibial components used in our implants. We outsource the production of the remainder of the tibial components and the manufacture of femoral and other implant components to third-party suppliers. Our suppliers make the remainder of our customized implant components using the CAD designs we supply. Cost of revenue consists primarily of cost of raw materials, manufacturing personnel, manufacturing supplies, inbound freight and manufacturing overhead and depreciation expense.

We calculate gross margin as revenue less cost of revenue divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including primarily volume of units produced, mix of product components manufactured by us versus sourced from third parties, our average selling price, the geographic mix of sales, product sales mix, the number of cancelled sales orders and royalty revenue.

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

We continue to explore the application of our 3D printing technology to select metal components of our products, which we believe may be a future opportunity for reducing our manufacturing costs. We also plan to explore other opportunities to reduce our manufacturing costs. However, these and the above opportunities may not be realized. In addition, our gross margin may fluctuate from period to period.

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

Consolidated results of operations

Comparison of the three months ended June 30, 2016 and 2015

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2016		2015		2016 vs 2015
Three Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$19,104	99%	$15,763	82%	$3,341	21%
Royalty	229	1	3,459	18	(3,230)	(93)
Total revenue	19,333	100	19,222	100	111	1
Cost of revenue	13,332	69	11,395	59	1,937	17
Gross profit	6,001	31	7,827	41	(1,826)	(23)

Operating expenses:
Sales and marketing	10,648	55	9,027	47	1,621	18
Research and development	3,977	21	4,317	22	(340)	(8)
General and administrative	5,487	28	5,355	28	132	2
Total operating expenses	20,112	104	18,699	97	1,413	8
Loss from operations	(14,111)	(73)	(10,872)	(57)	(3,239)	(30)
Total other income/(expenses), net	68	—	(9)	—	77	856
Loss before income taxes	(14,043)	(73)	(10,881)	(57)	(3,162)	(29)
Income tax provision	9	—	11	—	(2)	(18)
Net loss	$(14,052)	(73)%	$(10,892)	(57)%	$(3,160)	(29)%

Product revenue.    Product revenue was $19.1 million for the three months ended June 30, 2016 compared to $15.8 million for the three months ended June 30, 2015, an increase of $3.3 million or 21%, due principally to increased sales of our primary total knee products, iTotal CR and iTotal PS.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2016		2015		2016 vs 2015
Three Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$15,002	79%	$11,833	75%	$3,169	27%
Germany	3,650	19	3,492	22	$158	5
Rest of world	452	2	438	3	14	3
Product revenue	$19,104	100%	$15,763	100%	$3,341	21%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 79% for the three months ended June 30, 2016 compared to 75% for the three months ended June 30, 2015.

Royalty revenue.    In April 2015, we entered into a fully paid up, worldwide license agreement with Wright Medical for a single lump-sum payment by Wright Medical to us upon entering into the agreement.  At the same time we also entered into a worldwide license agreement with MicroPort for a lump-sum payment by MicroPort to us upon entering into the license agreement.  Royalty revenue related to these agreements was $0.2 million for the three months ended June 30, 2016 compared to $3.5 million for the three months ended June 30, 2015. The decrease in royalty revenue was due to the $3.5 million of back-owed royalties recognized in the three months ended June 30, 2015.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $13.3 million for the three months ended June 30, 2016 compared to $11.4 million for the three months ended June 30, 2015, an increase of $1.9 million or 17%. The increase was due primarily to an increase in production and personnel costs associated with the increase in product revenue, partially offset by vertical integration and other cost saving initiatives. Gross profit was $6.0 million for the three months ended June 30, 2016 compared to $7.8 million for the three months ended June 30, 2015, a decrease of $1.8 million or 23%. Gross margin decreased 1000 basis points to 31% for the three months ended June 30, 2016 from 41% for the three months ended June 30, 2015. This decrease in gross margin was driven primarily by a decrease in royalty revenue and an increase in the cost of unused product as a result of cancelled sales orders, which was partially offset by higher product revenue, vertical integration and other cost saving initiatives.

Sales and marketing.    Sales and marketing expense was $10.6 million for the three months ended June 30, 2016 compared to $9.0 million for the three months ended June 30, 2015, an increase of $1.6 million or 18%. The increase was due primarily to a $1.3 million increase in sales commissions as a result of the increase in product revenue, and a $0.3 million increase in other sales and marketing related expenses. Sales and marketing expense increased as a percentage of total revenue to 55% for the three months ended June 30, 2016 from 47% for the three months ended June 30, 2015.

Beginning with the second quarter of 2016, the cost of unused product as a result of cancelled sales orders is included in cost of revenue. The cost of such unused product was previously included in sales and marketing expense. The unused product as a result of cancelled soles orders was $1.2 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively.

Research and development.    Research and development expense was $4.0 million for the three months ended June 30, 2016 compared to $4.3 million for the three months ended June 30, 2015, a decrease of $0.3 million or 8%. The decrease was due primarily to a $0.3 million decrease in personnel costs compared to the previous three months ended June 30, 2015. Research and development expense decreased as a percentage of total revenue to 21% for the three months ended June 30, 2016 from 22% for the three months ended June 30, 2015.

General and administrative.    General and administrative expense was $5.5 million for the three months ended June 30, 2016 compared to $5.4 million for the three months ended June 30, 2015, an increase of $0.1 million or 2%. The increase was due primarily to a $0.9 million increase in legal expenses related to litigation and other legal expenses and an increase of $0.2 million in director and officers insurance, offset by a $0.6 million decrease in personnel costs, a $0.3 million decrease in facility costs and a $0.1 million decrease in consulting fees. General and administrative expense remained the same as a percentage of total revenue at 28% for the three months ended June 30, 2016 and 2015.

     Other income/(expense), net.    Other income/(expense), net was $68,000 for the three months ended June 30, 2016 compared to $(9,000) for the three months ended June 30, 2015, an increase of $77,000, or 856%. The change was primarily due to a decrease in interest expense as a result of paying off long-term debt and an increase in interest income as a result of an increase in investments.

Income taxes.    Income tax provision was $9,000 and $11,000 for the three months ended June 30, 2016 and 2015, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the six months ended June 30, 2016 and 2015

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2016		2015		2016 vs 2015
Six Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$39,086	99%	$30,463	90%	$8,623	28%
Royalty	497	1	3,459	10	(2,962)	(86)
Total revenue	39,583	100	33,922	100	5,661	17
Cost of revenue	26,919	68	21,239	63	5,680	27
Gross profit	12,664	32	12,683	37	(19)	—

Operating expenses:
Sales and marketing	21,762	55	18,151	54	3,611	20
Research and development	8,375	21	8,333	25	42	1
General and administrative	11,782	30	11,134	33	648	6
Total operating expenses	41,919	106	37,618	111	4,301	11
Loss from operations	(29,255)	(74)	(24,935)	(74)	(4,320)	(17)
Total other income/(expenses), net	182	—	(193)	(1)	375	194
Loss before income taxes	(29,073)	(73)	(25,128)	(74)	(3,945)	(16)
Income tax provision	13	—	21	—	(8)	(38)
Net loss	$(29,086)	(73)%	$(25,149)	(74)%	$(3,937)	(16)%

Product revenue.    Product revenue was $39.1 million for the six months ended June 30, 2016 compared to $30.5 million for the six months ended June 30, 2015, an increase of $8.6 million or 28%, due principally to increased sales of our primary total knee products, iTotal CR and iTotal PS.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2016		2015		2016 vs 2015
Six Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$29,709	76%	$22,130	73%	$7,579	34%
Germany	8,372	21	7,513	25	$859	11
Rest of world	1,005	3	820	2	185	23
Product revenue	$39,086	100%	$30,463	100%	$8,623	28%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 76% for the six months ended June 30, 2016 compared to 73% for the six months ended June 30, 2015. We believe the lower level of revenue as a percentage of product revenue outside the United States in the six months ended June 30, 2016 was due to the introduction of the iTotal PS in the United States, and partly due to the decline in exchange rates for Germany and the United Kingdom.

Royalty revenue.    In April 2015, we entered into a fully paid up, worldwide license agreement with Wright Medical for a single lump-sum payment by Wright Medical to us upon entering into the agreement.  At the same time we also entered into a worldwide license agreement with MicroPort for a lump-sum payment by MicroPort to us upon entering into the agreement.  Royalty revenue related to these agreements was $0.5 million for the six months ended June 30, 2016 compared to $3.5 million for the six months ended June 30, 2015. The decrease in royalty revenue was due to the $3.5 million of back-owed royalties recognized in the three months ended June 30, 2015.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $26.9 million for the six months ended June 30, 2016 compared to $21.2 million for the six months ended June 30, 2015, an increase of $5.7 million or 27%. The increase was due primarily to an increase in production and personnel costs associated with the increase in product revenue. Gross profit increased by $0.0 million or 0%, to $12.7 million for the six months ended June 30, 2016 compared to $12.7 million for the six months ended June 30, 2015, due to higher product revenue offset by the decrease in royalty revenue. Gross margin decreased -500 basis points to 32% for the six months ended June 30, 2016 from 37% for the six months ended June 30, 2015. This decrease in gross margin was driven primarily by lower royalty revenue during the year and higher cost of unused product as a result of cancelled sales orders, which was partially offset by the increase in product revenue, vertical integration and other cost saving initiatives.

Sales and marketing.    Sales and marketing expense was $21.8 million for the six months ended June 30, 2016 compared to $18.2 million for the six months ended June 30, 2015, an increase of $3.6 million or 20%. The increase was due primarily to a $3.1 million increase in sales commissions as a result of the increase in product revenue, and a $0.5 million increase in other sales and marketing related expenses. Sales and marketing expense increased as a percentage of total revenue to 55% for the six months ended June 30, 2016 from 54% for the six months ended June 30, 2015.

Beginning with the second quarter of 2016, the cost of unused product as a result of cancelled sales orders is included in cost of revenue. The cost of such unused product was previously included in sales and marketing expense. The unused product as a result of cancelled sales orders was$1.6 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively.

Research and development.    Research and development expense was $8.4 million for the six months ended June 30, 2016 compared to $8.3 million for the six months ended June 30, 2015, an increase of $42,000 or 1%. Research and development expense decreased as a percentage of total revenue to 21% for the six months ended June 30, 2016 from 25% for the six months ended June 30, 2015.

General and administrative.    General and administrative expense was $11.8 million for the six months ended June 30, 2016 compared to $11.1 million for the six months ended June 30, 2015, an increase of $0.6 million or 6%. The increase was due primarily to a $1.8 million increase in legal costs related to litigation and other legal expenses, and an increase of $0.5 million in director and officers insurance, offset by a $0.5 million decrease in personnel costs, a $0.5 million decrease in freight costs, a $0.4 million decrease in facility costs, and a $0.3 million decrease in medical device tax. General and administrative expense decreased as a percentage of total revenue to 30% for the six months ended June 30, 2016 from 33% for the six months ended June 30, 2015.

     Other income/(expense), net.    Other income/(expense), net was $0.2 million for the six months ended June 30, 2016 compared to $(0.2) million for the six months ended June 30, 2015, an increase of $0.4 million, or 194%. The increase was primarily due to a decrease in interest expense as a result of paying off long-term debt and an increase in interest income as a result of an increase in investments.

Income taxes.    Income tax provision was approximately $13,000 and $21,000 for the six months ended June 30, 2016 and 2015, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the six months ended June 30, 2016, we have financed our operations through private placements of preferred stock, our initial public offering, or IPO, bank debt and convertible debt financings, equipment purchase loans and product revenue beginning in 2007. Our product revenue has continued to grow from year-to-year; however, we have not yet attained profitability and continue to incur operating losses. As of June 30, 2016, we had an accumulated deficit of $354 million.

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

In June 2011, we entered into a $1.4 million secured term loan facility with the Massachusetts Development Financing Agency, referred to as the MDFA facility, to finance equipment purchases, of which $0.3 million was outstanding as of June 30, 2016 and $0.5 million was outstanding as of December 31, 2015. We are scheduled to make monthly interest and principal payments for the MDFA facility through July 2017.

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

As of June 30, 2016, we had cash and cash equivalents and and short-term and long-term investments of $87.6 million and $0.3 million in restricted cash allocated to lease deposits.  Based on our current operating plan, we expect that our existing cash and cash equivalents and investments as of June 30, 2016 and anticipated revenue from operations, including from projected sales of our products, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products and the gross profit we expect to generate from those revenues, and we could use our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change between periods (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(27,001)	$(21,418)	$(5,583)	(26)%
Investing activities	(53,751)	(2,868)	(50,883)	(1,774)
Financing activities	1,514	668	846	127
Effect of exchange rate on cash	(134)	214	(348)	(163)
Total	$(79,372)	$(23,404)	$(55,968)	(239)%

Net cash used in operating activities.    Net cash used in operating activities was $27.0 million for the six months ended June 30, 2016 and $21.4 million for the six months ended June 30, 2015, an increase of $5.6 million. These amounts primarily reflect net loss of $29.1 million for the six months ended June 30, 2016 and $25.1 million for the six months ended June 30, 2015. The net cash used in operating activities for the six months ended June 30, 2016 was affected by changes in our operating assets and liabilities, including $7.4 million related to accounts payable and accrued liabilities, $5.2 million related to deferred royalty revenue, a decrease of $4.5 million related to deferred initial public offering costs, an increase of $0.9 million in prepaid expenses, $3.7 million related to accounts receivable, $1.2 million related to inventory, as well as an increase of $0.3 million in stock compensation expense, and an increase of $0.3 million in depreciation expense.

Net cash used in investing activities.    Net cash used in investing activities was $53.8 million for the six months ended June 30, 2016 and $2.9 million for the six months ended June 30, 2015, an increase of $50.9 million. These amounts primarily reflect an increase in investments of $55.4 million as well as an increase in costs related to the acquisition of property, plant, and equipment of $1.2 million, offset by an increase from the release of restricted cash of $0.2 million.

Net cash provided by financing activities.    Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2016 and $0.7 million for the six months ended June 30, 2015, an increase of $0.8 million. The increase was due to an increase in net proceeds from the exercise of common stock options of $0.9 million offset by a decrease in proceeds from the exercise of preferred stock warrants of $0.4 million.

Contractual obligations and commitments

During the six months ended June 30, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2015.

Off-balance sheet arrangements

Through June 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and significant judgments and use of estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The accounting estimates that require our most significant estimates include revenue recognition, accounts receivable valuation, inventory valuations, intangible valuation, equity instruments, impairment assessments, income tax reserves and related allowances, and the lives of property and equipment. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and significant judgments and use of estimates” in the our Annual Report on Form 10-K for the year ended December 31, 2015 and Note B to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Recent accounting pronouncements
Information with respect to recent accounting developments is provided in Note B to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

Interest rate risk

We are exposed to limited market risk related to fluctuation in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2016, we had cash and cash equivalents of $37.8 million consisting of demand deposits and money market accounts on deposit with certain financial institutions and $49.8 million in investments consisting of a variety of securities of high credit quality including U.S. treasury bonds, corporate bonds, commercial paper and agency bonds. The primary objective of our investment activities is to preserve our capital to fund our operations. Our investments may be subject to interest rate risk and could fall in value. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. Additionally, we had $9.1 million as of June 30, 2016 and $2.1 million as of December 31, 2015 held in foreign bank accounts that were not federally insured. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign currency exchange risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results.  Approximately 24% of our product revenue for the six months ended June 30, 2016 and 27% of our product revenue for the six months ended June 30, 2015 were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs of revenue related to these sales are primarily denominated in U.S. dollars; however, operating costs, including sales and marketing and general and administrative expense, related to these sales are largely denominated in the same currencies as the sales, thereby partially limiting our transaction risk exposure. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction realized gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.  A 10% increase or decrease in foreign currency exchange rates would have resulted in additional income or expense of $0.2 million for the six months ended June 30, 2016 and 2015.

We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the course of our manufacture and sale of joint replacement products, we are subject to routine risk of product liability, patent infringement and other claims in the United States and in other countries where we sell our products.
On September 3, 2015, a purported securities class action lawsuit was filed against us, our chief executive officer, and chief financial officer in the United States District Court for the District of Massachusetts.  The complaint was brought on behalf of an alleged class of those who purchased our common stock in connection with our initial public offering or on the open market between July 1, 2015 and August 28, 2015, which we refer to as the class period. On January 11, 2016, a consolidated amended complaint was filed purporting to allege claims arising under Sections 11 and 15 of the Securities Act of 1933, as amended, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, including allegations that our stock was artificially inflated during the class period because the defendants allegedly made misrepresentations or did not make proper disclosures regarding our manufacturing process prior to our voluntary recall of specific serial numbers of patient-specific instrumentation for certain of our knee replacement product systems. The complaint sought, among other relief, certification of the class, unspecified compensatory damages, interest, attorneys’ fees, expert fees and other costs. On March 18 2016, we filed a motion to dismiss all of the claims of the consolidated amended complaint.  On August 3, 2016, the court granted our motion to dismiss in its entirety, denied the plaintiffs’ request to replead their allegations, and dismissed the lawsuit.  We do not know at this time whether the plaintiffs will appeal the court’s decision, and there can be no assurance that we would be successful either in an appeal proceeding, or, if such a proceeding ends adversely to us, in any subsequent court proceeding.  An adverse outcome of the lawsuit could have a material adverse effect on our business, financial condition or results of operations. We are presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.  Additional complaints also may be filed against us and our directors and officers related to our voluntary recall of specific serial numbers of patient-specific instrumentation for our iUni, iDuo, iTotal CR and iTotal PS knee replacement product systems.
On February 29, 2016, we filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew”) in the United States District Court for the District of Massachusetts Eastern Division, which we amended on June 13, 2016. The lawsuit alleges that Smith & Nephew’s Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe nine of our patents, and it requests, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction.
On May 27, 2016, Smith & Nephew filed an Answer and Counterclaims in response to our lawsuit, which it subsequently amended on July 22, 2016. Smith & Nephew denied that its Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe the patents asserted by us in the lawsuit. It also alleged two affirmative defenses: that our asserted patents are invalid and that we are barred from relief under the doctrine of laches. In addition, Smith & Nephew asserted a series of counterclaims, including counterclaims seeking declaratory judgments that Smith & Nephew’s accused products do not infringe our patents and that our patents are invalid. Smith & Nephew also alleged that ConforMIS infringes ten patents owned or exclusively licensed by Smith & Nephew: two patents that Smith & Nephew alleges are infringed by our iUni and iDuo products; three patents that Smith & Nephew alleges are infringed by our iTotal products; and five patents that Smith & Nephew licenses from Kinamed, Inc. of Camarillo, California and that it alleges are infringed by our iUni, iDuo and iTotal products. Due to Smith & Nephew’s licensing arrangement with Kinamed, Kinamed has been named as a party to the lawsuit. Smith & Nephew and Kinamed have requested, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction. An adverse outcome of this lawsuit could have a material adverse effect on our business, financial condition or results of operations. We are presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

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
We have incurred significant net operating losses in every year since our inception and expect to incur net operating losses for the next several years. Our net loss was $29 million for the six months ended June 30, 2016 and $25 million for the six months ended June 30, 2015. As of June 30, 2016, we had an accumulated deficit of $354 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing, manufacturing and other expenses as our business continues to grow and we expand our product offerings. Additionally, our general and administrative expense will continue to increase due to the additional operational and reporting costs associated with our expanded operations and being a public company. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. In addition, our growth may slow, for reasons described in these risk factors. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue our operations.
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
We may not be successful in the development of, obtaining regulatory clearance for, or commercialization of, additional products.
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
If clinical, functional or economic data does not demonstrate the benefits of using our products, surgeons may not use our products. In such circumstances, we may not achieve expected sales and may be unable to achieve profitability. To understand the clinical, functional and economic benefits of using our products, surgeons may refer to published studies sponsored by us, conducted by orthopedic surgeons who are paid consultants to us or conducted independently by orthopedic surgeons comparing our customized products to off-the-shelf products. To the extent such studies do not report favorably on our products, surgeons may be less likely to use our products. We are aware of one such clinical study conducted by a single surgeon and involving only 21 iTotal CR patients, in which our iTotal CR product performed less well than off-the-shelf knee replacement products. This study compared our iTotal CR product to posterior-stabilized and non-cemented rotating platform implants, which we believe makes the comparison of questionable value. The measures on which our iTotal CR product performed less well than the off-the-shelf products were range of motion at six weeks (although our iTotal CR product performed equally well at minimum one year follow-up) and manipulation under anesthesia, or MUA, a procedure used post-operatively to adjust a knee replacement implant to improve its function. In a subsequent multi-center study of our iTotal CR product involving 357 patients for which we provided financial support, the 3.1% rate of MUA for our iTotal CR product was substantially lower than the 28.6% rate of MUA shown in this earlier and much smaller single-surgeon study. By comparison, the rate of MUA reported in a separate study of off-the-shelf implants was 4.6%.
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
We depend on relationships with independent sales representatives and distributors of orthopedic implants and instrumentation for the marketing and sales of our products in geographic regions that are not targeted by our direct sales force, including parts of the United States, Switzerland, Hong Kong and Singapore. Revenues generated from the sales of our products by independent sales representatives represented approximately 66% of our total revenue from sales of our products in the United States for the six months ended June 30, 2016, and approximately 61% of our total revenue from sales of our products in the United States for the six months ended June 30, 2015. We did not generate any revenue from sales of our products by independent sales representatives outside the United States in the six months ended June 30, 2016 or 2015. Revenues generated from the sales of our products to distributors represented approximately 4% of our total revenue from sales of our products outside the United States for the six months ended June 30, 2016 and approximately 4% for the six months ended June 30, 2015. We did not generate any revenue from sales of our products to distributors in the United States in the six months ended June 30, 2016 or 2015. We have entered into agreements with these independent sales representatives and distributors; we have a limited ability, however, to influence the efforts of these independent sales representatives and distributors. Relying on independent sales representatives and distributors for our sales and marketing could harm our business for various reasons, including:

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
As of June 30, 2016, we had $334,000 of outstanding term loans under our credit facility with the Massachusetts Development Finance Agency, referred to as the MDFA facility. We anticipate paying off the remaining interest and principal under the MDFA facility by July 2017.
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
Our current and planned future products are complex and require the integration of a number of separate components and processes. To become profitable, we must manufacture our products in increased quantities in compliance with regulatory requirements and at an acceptable cost. Increasing our capacity to manufacture our products on this scale will require us to improve internal efficiencies and to introduce new manufacturing processes, including vertical integration of the manufacturing process by performing more manufacturing in-house. To date, we have not used 3D printing technology to manufacture commercially the metal implants that are used in our joint replacement systems. In addition, we have limited commercial manufacturing experience with respect to our iTotal PS knee and no commercial manufacturing experience yet with respect to our iTotal Hip replacement products.
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
We purchase some raw materials for our manufacturing processes from single suppliers, including polymer powders that currently are used in our 3D printing processes. Because we rely on these few suppliers and generally maintain a forward inventory of these materials sufficient only for approximately six months of supply, there are a number of risks in our business, including:

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
We sell our products internationally in Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore and Hong Kong. We expect that our international activities will increase over the foreseeable future as we continue to pursue opportunities in international markets. During each of the six months ended June 30, 2016 and 2015, approximately 24% and 27% of our revenue was attributable to our international customers, respectively, and as of June 30, 2016, approximately 5% of our employees were located outside the United States. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S., EU and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Therefore, we are subject to risks associated with having international operations. These international operations will require significant management attention and financial resources.
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
In particular, on February 29, 2016, we filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew”) in the United States District Court for the District of Massachusetts Eastern Division. The lawsuit alleges that Smith & Nephew’s Visionaire® patient-specific instrumentation, as well as the implants systems used in conjunction with the Visionaire instrumentation, infringe eight of our patents, and requests monetary damages for willful infringement and a permanent injunction. This lawsuit is described in more detail in Part II, Item 1, Legal Proceedings of this Quarterly Report on Form 10-Q. While we believe we have a meritorious case, we cannot predict the outcome of this lawsuit.
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
In the United States, all of our FDA-cleared products have been cleared without the use of a PMA under the 510(k) clearance process. Additionally, we have in the past, and may in the future, determine that certain changes or modifications to our products or other cleared devices may not significantly affect the safety or effectiveness of the device, and, therefore, may not require a 510(k) submission. In such situations, the changes are assessed using the FDA guidance for determining when to submit a 510(k) for a change to an existing device. However, the FDA may not agree with our determination and may, instead, require that we seek 510(k) clearance of such products or other cleared devices or, potentially, require us to submit a PMA.
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
As part of the conformity assessment process, depending on the type of device, an entity authorized to conduct the conformity assessment, which is referred to as a Notified Body, will review the manufacturer's clinical evaluation process, assess the clinical evaluation data of a representative sample of the device's subcategory or generic group, or assess all the clinical evaluation data, verify the manufacturer's assessment of that data and assess the validity of the clinical evaluation report and the conclusions drawn by the manufacturer. We conduct clinical studies to obtain clinical data as part of the clinical evaluation process. The conduct of clinical studies to obtain clinical data as part of the described clinical evaluation process can be expensive and time-consuming.
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
Even after we receive a CE Design Examination Certificate ("CE Certificate") enabling us to affix the CE Mark to a product and to sell our product in the EEA and Switzerland, a Notified Body or a competent authority may require post-marketing studies of our product. Failure to comply with such requirements in a timely manner could result in the withdrawal of our CE Certificate and the recall or withdrawal of our product from the market in the European Union, which would prevent us from generating revenue from sales of that product in the EEA and Switzerland. Moreover, each CE Certificate is valid for a maximum of five years. Our CE Certificates are valid through May 8, 2021 for our iTotal CR product, December 2, 2017 for our iUni product, June 11, 2019 for our iDuo product and March 5, 2020 for our iTotal PS product. At the end of each period of validity we are required to apply to the Notified Body for a renewal of the CE Certificate. There may be delays in the renewal of the CE Certificate or the Notified Body may require modifications to our products or to the related technical files before it agrees to issue the new CE Certificate.
Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.
The FDA or the EU may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or may impact our ability to modify our currently approved or cleared products on a timely basis. For example, as part of the Food and Drug Administration Safety and Innovation Act of 2012, or the FDASIA, the U.S. Congress enacted several reforms entitled the Medical Device Regulatory Improvements and additional miscellaneous provisions which will further affect medical device regulation both pre- and post-approval. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Similarly, the EU may reclassify any of our Class IIa products as Class IIb or Class III in the EU. In either such event, the process for attaining regulatory approval of our products would be more difficult and costly and would take additional time compared to the regulatory clearance processes that have been applicable to our products to date.
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
Furthermore, potential changes to the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, by either imposing more strict requirements on when a new 510(k) clearance for a modification to a previously cleared product must be submitted or applying more burdensome review criteria to such submissions. In July and December 2011, the FDA issued draft guidance documents addressing when to submit a new 510(k) clearance due to modifications to 510(k)-cleared products and the criteria for evaluating substantial equivalence. The July 2011 draft guidance document was ultimately withdrawn as the result of the passage of the FDASIA. As a result, the FDA's original guidance document regarding 510(k) modifications, which dates back to 1997, remains in place. It is uncertain when the FDA will seek to issue new guidance on product modifications. Any efforts to do so could result in a more rigorous review process and make it more difficult to obtain clearance for device modifications.
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
Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Compliance with harmonized standards in the EU is also subject to regular review through the conduct of inspection by Notified Bodies or other regulatory bodies. In September 2013, the European Commission issued a new recommendation on audits and assessments performed by Notified Bodies in the field of medical devices. According to this recommendation, Notified Bodies have to perform unannounced audits to verify continuous compliance with applicable legal obligations under Directive 93/42/EEC. We must permit and allow unimpeded access for Notified Body staff to conduct unannounced audits in order to maintain our CE Certificate. If we, or our manufacturers, fail to adhere to QSR requirements in the United States or regulatory requirements in the EU, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances or CE Certificate, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
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
The British Standards Institute, or BSI, an independent global notified body, conducts annual assessments of our quality management system in order to confirm that our quality management system complies with the requirements of ISO13485 in all material respects and periodic full recertification audits of our quality management system in order to confirm that we comply with the requirements of the Medical Devices Directive 93/42/EEC. Our last full recertification audit was completed in December 2015. The BSI completed an unannounced inspection in May 2016 of all applicable EU requirements. We expect that BSI will continue to conduct annual audits, or unannounced audits, to assess our compliance with the applicable EU requirements.
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
Additionally, all manufacturers placing medical devices in the market in the EU are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the competent authority in whose jurisdiction the incident occurred. In the EU, we must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant National Competent Authorities of the EU countries.
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
A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. We are also required to follow detailed recordkeeping requirements for all company-initiated medical device corrections and removals and to report such corrective and removal actions to the FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDR regulations. We may initiate a market withdrawal or a stock recovery involving our products in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.
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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to the U.S. Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per year through 2024, unless additional congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.
Risks related to other legal and compliance matters
We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.
On September 3, 2015, a purported securities class action lawsuit was filed against us, our chief executive officer and chief financial officer in the United States District Court for the District of Massachusetts, alleging, among other things, that the defendants violated federal securities laws by allegedly making misrepresentations or failing to make proper disclosures regarding our manufacturing process prior to our voluntary recall of specific serial numbers of patient-specific instrumentation for our iUni, iDuo, iTotal CR and iTotal PS knee replacement product systems. Among other relief, the plaintiff seeks certification of the class, unspecified compensatory damages, interest, attorneys’ fees, expert fees and other costs. On August 3, 2016, the court granted our motion to dismiss in it its entirety, denied the plaintiffs’ request to replead their allegations and dismissed the lawsuit.  The plaintiffs may appeal the court’s decision, and there can be no assurance that we would be successful either in an appeal proceeding, or, if such a proceeding ends adversely to us, in any subsequent court proceeding. The class action lawsuit is described in more detail in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q.
There may be additional suits or proceedings brought in the future related to our voluntary recall of specific serial numbers of patient-specific instrumentation for our iUni, iDuo, iTotal CR and iTotal PS knee replacement product systems. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities, and we cannot predict how long it may take to resolve such matters. In addition, we may incur substantial legal fees and costs in connection with litigation. Although we have insurance, coverage could be denied or prove to be insufficient. The substantial costs and diversion of management's attention in any such litigation could harm our business and a decision adverse to our interests in any such lawsuit could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition.
Our financial performance may be adversely affected by medical device tax provisions in the healthcare reform laws.
The PPACA imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States as of 2013, although this tax has been suspended for 2016 and 2017. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $20 billion over the next decade. The Internal Revenue Service issued final regulations implementing the tax in December of 2012 that require, among other things, bi-monthly payments if the tax liability exceeds $2,500 for the quarter and quarterly reporting. The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, includes a two year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191. Thus, the medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. It is unclear at this time if the moratorium will be extended, and we are currently subject to the tax after December 31, 2017. Additionally, Congress could terminate the moratorium or further change the law related to the medical device tax, in a manner that could adversely affect us. During the six months ended June 30, 2016 and June 30, 2015, we incurred $0 and $0.4 million, respectively, in tax expense associated with the medical device tax in the United States, which is included in general and administrative expense.
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
Certain of our employees, executive officers and directors have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer or director. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers and directors also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
We are an "emerging growth company," or EGC, as defined in the JOBS Act, and may remain an EGC until the earlier of: (1) the last day of the year in which we have total annual gross revenues of $1 billion or more; (2) December 31, 2020; (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the first day of the year following the first year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30. For so long as we remain an EGC, we have and plan to continue to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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

As of June 30, 2016, we have used approximately $91.1 million of the net proceeds from the offering as follows: $5.9 million to purchase and install capital equipment to expand our manufacturing capacity, approximately $44.6 million to expand and support our sales and marketing efforts, and approximately $17.0 million to fund research, development and clinical activities and approximately $23.9 million for other general corporate purposes. We have not used any of the net proceeds from our IPO to make payments, directly or indirectly, to any director or officer of ours, to any of their associates, to persons owning 10% or more of our common stock or to any affiliates of ours. We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 1, 2015.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: August 11, 2016

CONFORMIS, INC.
By:	/s/ Paul Weiner
Paul Weiner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1†	Form of Retention Agreements of Certain Officers
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates management contract or other compensatory plan, contract or arrangement.
*	Furnished herewith.