Form 10-Q
period 2016-09-30
ConforMIS Inc
filed 2016-11-10
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 42,883,156 shares of Common Stock, $0.00001 par value per share, outstanding.

ConforMIS, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$34,986	$117,185
Investments	38,337	—
Accounts receivable, net	13,839	14,867
Inventories	11,755	11,520
Prepaid expenses and other current assets	2,242	2,451
Total current assets	101,159	146,023
Property and equipment, net	14,985	10,966
Other Assets
Restricted cash	300	600
Investments	2,497	—
Intangible assets, net	808	995
Goodwill	753	753
Other long-term assets	29	32
Total assets	$120,531	$159,369

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,392	$4,718
Accrued expenses	6,246	7,811
Deferred revenue	305	305
Current portion of long-term debt	257	295
Total current liabilities	11,200	13,129
Other long-term liabilities	166	220
Deferred revenue	4,396	4,625
Long-term debt	—	183
Total liabilities	15,762	18,157
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized as of September 30, 2016 and December 31, 2015; no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 42,758,693 and 41,110,127 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	472,778	467,075
Accumulated deficit	(367,190)	(325,342)
Accumulated other comprehensive loss	(819)	(521)
Total stockholders’ equity	104,769	141,212
Total liabilities and stockholders’ equity	$120,531	$159,369
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Product	$18,400	$13,490	$57,486	$43,953
Royalty	243	404	740	3,863
Total revenue	18,643	13,894	58,226	47,816
Cost of revenue	12,645	11,132	39,564	32,371
Gross profit	5,998	2,762	18,662	15,445

Operating expenses
Sales and marketing	9,301	9,433	31,063	27,584
Research and development	4,099	3,885	12,474	12,218
General and administrative	5,503	5,656	17,285	16,790
Total operating expenses	18,903	18,974	60,822	56,592
Loss from operations	(12,905)	(16,212)	(42,160)	(41,147)

Other income and expenses
Interest income	127	24	409	92
Interest expense	(4)	(911)	(104)	(1,380)
Other income (expense)	34	—	34	208
Total other income/(expenses), net	157	(887)	339	(1,080)
Loss before income taxes	(12,748)	(17,099)	(41,821)	(42,227)
Income tax provision	14	8	27	29

Net loss	$(12,762)	$(17,107)	$(41,848)	$(42,256)

Net loss per share - basic and diluted	$(0.31)	$(0.45)	$(1.01)	$(2.69)

Weighted average common shares outstanding - basic and diluted	41,682,244	37,933,069	41,332,958	15,688,686

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(12,762)	$(17,107)	$(41,848)	$(42,256)
Other comprehensive income (loss)
Foreign currency translation adjustments	(167)	(60)	(300)	154
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(8)	—	2	—
Comprehensive loss	$(12,937)	$(17,167)	$(42,146)	$(42,102)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(41,848)	$(42,256)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	2,334	1,891
Amortization of debt discount	3	135
Stock-based compensation expense	3,490	2,594
Provision for bad debts on trade receivables	243	171
Impairment of long-term assets	123	—
Disposal of long term-assets	—	2
Amortization/accretion on investments	229	—
Tax effect, unrealized gain/loss on investments	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	785	687
Inventories	(235)	(2,974)
Prepaid expenses and other assets	212	(969)
Accounts payable and accrued liabilities	(1,892)	2,242
Deferred royalty revenue	(229)	5,009
Other long-term liabilities	(54)	(31)
Net cash used in operating activities	(36,840)	(33,499)

Cash flows from investing activities:
Acquisition of property and equipment	(6,289)	(3,666)
Decrease (increase) in restricted cash	300	3,717
Purchase of investments	(57,559)	—
Maturity of investments	16,500	—
Net cash used in investing activities	(47,048)	51

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,213	561
Proceeds from exercise of common stock warrant	—	18
Proceeds from exercise of preferred stock warrant	—	4,458
Payments on long-term debt	(224)	(10,207)
Net proceeds from issuance of common stock	—	139,766
Net cash provided by financing activities	1,989	134,596
Foreign exchange effect on cash and cash equivalents	(300)	154
(Decrease) increase in cash and cash equivalents	(82,199)	101,302
Cash and cash equivalents, beginning of period	117,185	37,900
Cash and cash equivalents, end of period	$34,986	$139,202

Non cash investing and financing activities
Accrued financing costs	—	407

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(unaudited)

Note A—Organization and Basis of Presentation

ConforMIS, Inc. and its subsidiaries (the “Company”) is a medical technology company that uses its proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which the Company refers to as customized, to fit each patient’s unique anatomy. The Company’s proprietary iFit® technology platform is potentially applicable to all major joints. The Company offers a broad line of customized knee implants designed to restore the natural shape of a patient’s knee.

The Company was incorporated in Delaware and commenced operations in 2004. The Company introduced its iUni and iDuo in 2007, its iTotal CR in 2011 and its iTotal PS in 2015. The Company has its corporate offices in Bedford, Massachusetts.

Liquidity and operations

Since the Company’s inception in June 2004, it has financed its operations through private placements of preferred stock, its initial public offering (the "IPO") in July 2015, bank debt and convertible debt financings, equipment purchase loans, and, beginning in 2007, product revenue. To date, the Company’s product revenue has continued to grow from year-to-year; however, it has not yet attained profitability and continues to incur operating losses. At September 30, 2016, the Company had an accumulated deficit of $367.2 million

The Company’s principal sources of funds are revenue generated from the sale of its products and the net proceeds from the IPO.

As of September 30, 2016, the Company had cash and cash equivalents, and short-term and long-term investments of $75.8 million and $0.3 million in restricted cash allocated to lease deposits.  As of December 31, 2015, the Company had cash and cash equivalents of $117.2 million and $0.6 million in restricted cash allocated to lease deposits.

As of September 30, 2016, based on its current operating plan, the Company expects that its existing cash and cash equivalents as of September 30, 2016 and anticipated revenue from operations, including from projected sales of its products, will enable it to fund operating expenses and capital expenditure requirements and pay its debt service as it becomes due for at least the next 12 months.

In the event the Company’s existing cash and available financing are not sufficient to fund its operations, the Company may need to engage in equity or debt financings to secure additional funds. The Company may not be able to obtain additional financing on terms favorable to the Company, or at all.

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

Unaudited Interim Financial Information

The accompanying Interim Consolidated Financial Statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2016, results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year or any interim period.

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

For the three and nine months ended September 30, 2016 and 2015, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of total gross receivable balance as of September 30, 2016 or December 31, 2015.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc. ("ImaTx"), ConforMIS Europe GmbH, ConforMIS UK Limited and ConforMIS Hong Kong Limited. All material intercompany balances and transactions have been eliminated in consolidation.

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

The Company had $2.5 million as of September 30, 2016 and $2.1 million as of December 31, 2015 held in foreign bank accounts. In addition, the Company has recorded restricted cash of $0.3 million as of September 30, 2016 and $0.6 million as of December 31, 2015. Restricted cash consisted of security provided for lease obligations.

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

Intangibles and other long-lived assets

Intangible assets consist of developed technology and other intellectual property rights licensed from ImaTx. Intangible assets are carried at cost less accumulated amortization.

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

The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the nine months ended September 30, 2016, the Company recognized an impairment of long-term assets of $0.1 million in connection with certain manufacturing equipment previously purchased that will be returned to the seller in exchange for credit toward a future purchase, which value is less than the book value of the equipment. During the nine months ended September 30, 2015, no such impairment charges were recognized.

Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of Imaging Therapeutics, Inc. (formerly known as Osteonet.com, renamed ImaTx, Inc.) in 2009. The Company tests goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets may be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. When testing goodwill for impairment, the Company primarily looks to the fair value of the reporting unit, which is typically estimated using a discounted cash flow approach, which requires the use of assumptions and judgments including estimates of future cash flows and the selection of discount rates.  During the nine months ended September 30, 2016, and 2015, there were no triggering events which would require an interim goodwill impairment assessment.

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

Royalty

The Company has accounted for royalty agreements with Wright Medical Group, Inc. and MicroPort Orthopedics, Inc. under Accounting Standards Codification ("ASC") 605-25, Multiple-Element Arrangements and Staff Accounting Bulletin No. 104, Revenue Recognition (ASC 605). In accordance with ASC 605, the Company is required to identify and account for each of the separate units of accounting. The Company identified the relative selling price for each and then allocated the total consideration based on their relative values. In connection with these agreements, in April 2015, the Company recognized in aggregate (i) back-owed royalties of $3.4 million as royalty revenue and (ii) the value attributable to the settlements of $0.2 million as other income.  Additionally, the Company recognized an initial $5.1 million in aggregate as deferred royalty revenue, which is recognized as royalty revenue ratably through 2031.  The on-going royalty from MicroPort is recognized as royalty revenue upon receipt of payment.

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

Advertising expense

Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $19,000 and $41,000 for the three months ended September 30, 2016 and 2015, respectively, and was $202,000 and $192,000 for the nine months ended September 30, 2016 and 2015, respectively.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s chief operating decision-maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business segment and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the aggregate Company level. Accordingly, in light of the Company’s current product offerings, management has determined that the primary form of internal reporting is aligned with the offering of the ConforMIS customized joint replacement products and that the Company operates as one segment. See “Note J—Segment and Geographic Data”.

Comprehensive loss

As of September 30, 2016 and 2015, accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized gain and loss of available-for-sale securities, net of tax.

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

The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of approximately $14,000 and $8,000 for the three months ended September 30, 2016 and 2015, respectively, and $27,000 and $29,000 for the nine months ended September 30, 2016 and 2015, respectively.

The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2016 and December 31, 2015, $11,000 and $6,000 of interest and penalties have been accrued, respectively.

Medical device excise tax

The Company is subject to the Health Care and Education Reconciliation Act of 2010 (the “Act”), which imposes a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Under the Act, a taxable medical device is any device defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act ("FDA"), intended for humans, which includes an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which meets certain requirements. The Consolidated Appropriations Act of 2016 includes a two-year moratorium on the medical device excise tax, which moratorium suspended taxes on the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. The Company incurred medical device excise tax expense of $0 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively. Medical device tax is included in general and administrative expense.

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

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes option pricing model is affected by the stock price, exercise price, and a number of assumptions, including expected volatility of the stock, expected life of the option, risk-free interest rate and expected dividends on the stock. The Company evaluates the assumptions used to value the awards at each grant date and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. The exercise prices for option grants are set by the Company’s board of directors and, prior to the Company’s IPO in July 2015, were based upon guidance set forth by the American Institute of Certified Public Accountants, or AICPA, in its Technical Practice Aid, “Valuation of Privately Held Company Equity Securities Issued as Compensation”.  To that end, the board considered a number of factors in determining the option price, including: (1) past sales of the Company’s convertible preferred stock, and the rights, preferences and privileges of the Company stock, (2) obtaining FDA 510(k) clearance, and (3) achievement of budgeted results. See “Note I—Stockholders’ Equity” for a summary of the stock option activity under the Company’s stock-based compensation plan.

Net loss per share

The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss for the period by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(12,762)	$(17,107)	$(41,848)	$(42,256)
Denominator:
Denominator for basic loss per share:
Weighted average shares	41,682,244	37,933,069	41,332,958	15,688,686
Basic loss per share attributable to ConforMIS, Inc. stockholders	$(0.31)	$(0.45)	$(1.01)	$(2.69)
Diluted loss per share attributable to ConforMIS, Inc. stockholders	$(0.31)	$(0.45)	$(1.01)	$(2.69)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Series A Preferred	—	129,739	—	1,172,282
Series B Preferred	—	170,029	—	1,536,334
Series C Preferred	—	186,643	—	1,686,450
Series D Preferred	—	508,895	—	4,576,684
Series E-1 Preferred	—	556,709	—	5,030,261
Series E-2 Preferred	—	390,295	—	3,526,593
Series C Preferred Warrants	—	—	—	—
Series D Preferred Warrants	—	—	—	—
Common stock warrants	18,443	—	42,169	329,348
Stock options and restricted stock awards	1,583,269	3,887,561	2,068,315	3,880,463
Total	1,601,712	5,829,871	2,110,484	21,738,415

Recent accounting pronouncements

     In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12") which provides guidance for accounting of credit losses affecting the impairment model for most financial assets and certain other instruments. Entities will be required to use a new forward-looking current expected credit loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments, which will generally lead to an earlier recognition of loss allowances. Entities will recognize losses on available-for-sale debt securities as allowances rather than a reduction in amortized cost of the security while the measurement process of this loss does not change. Disclosure requirements are expanded regarding an entity’s assumptions, models and methods of estimations of the allowance. The guidance will be effective in the first quarter of 2020, with the option for early adoption. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2020.

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

Reclassification

During the quarter ended June 30, 2016, the Company identified that certain costs of revenue had been improperly classified as sales and marketing expense in the Consolidated Statements of Operations. The Company has concluded that the prior classification was an error and that it is immaterial to all annual and quarterly periods previously presented. However, to facilitate period-over-period comparisons, the Company has revised its prior period financial statements to reflect the corrections in the period in which the expenses were incurred. As a result, the Company reclassified $0.8 million and $2.0 million from sales and marketing to cost of revenue for the three and nine months ended September 30, 2015, respectively. In addition, the Company reclassified $0.4 million for the three months ended March 31, 2016 from sales and marketing to cost of revenue. These reclassifications did not have any impact on loss from operations, net loss per share - basic and diluted or accumulated deficit. For year-over-year comparison, the Company incurred related expense, included in cost of revenue, of $1.3 million and $2.8 million for the three and nine months ended September 30, 2016, respectively.

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

The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments	Long-term (2) investments
Cash	$14,205	$—	$—	$14,205	$14,205	$—	$—
Level 1 securities:
Money market funds	18,682	—	—	18,682	18,682	—	—
Level 2 securities:
Corporate bonds	12,531	1	(7)	12,525	—	12,525	—
Commercial paper	7,297	—	—	7,297	2,099	5,198	—
Agency bond	23,101	10	—	23,111	—	20,614	2,497
Total	$75,816	$11	$(7)	$75,820	$34,986	$38,337	$2,497

(1) Contractual maturity due within one year.
(2) Contractual maturity greater than one year.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Long-term investments
Cash	$10,302	$—	$—	$10,302	$10,302	$—	$—
Level 1 securities:
Money market funds	106,883	—	—	106,883	106,883	—	—
Total	$117,185	$—	$—	$117,185	$117,185	$—	$—

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The Company did not have material unrealized losses at September 30, 2016. There were no material gross realized gains or losses in the three and nine months ended September 30, 2016.

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Total receivables	$14,591	$15,421
Allowance for doubtful accounts and returns	(752)	(554)
Accounts receivable, net	$13,839	$14,867

There were $34,000 and $88,000 write-offs related to accounts receivable for the three months ended September 30, 2016 and 2015, respectively, and $34,000 and $88,000 for the nine months ended September 30, 2016 and 2015, respectively.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	September 30, 2016	December 31, 2015
Beginning balance	(554)	(162)
Provision for bad debts on trade receivables	(243)	(359)
Other allowances	11	(121)
Accounts receivable write offs	34	88
Ending balance	$(752)	$(554)

Note E—Inventories

Inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw Material	$3,353	$4,175
Work in process	2,232	2,683
Finished goods	6,170	4,662
Total Inventories	$11,755	$11,520

Note F—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued employee compensation	$2,587	$3,585
Deferred rent	149	213
Accrued legal expense	1,149	334
Accrued consulting expense	49	134
Accrued vendor charges	274	692
Accrued revenue share expense	863	932
Accrued patent settlement and license costs	—	500
Accrued clinical trial expense	123	302
Accrued other	1,052	1,119
	$6,246	$7,811

Note G—Commitments and Contingencies

Operating Leases - Real Estate

The Company maintains its corporate headquarters in a leased building located in Bedford, Massachusetts, and its manufacturing facility located in Wilmington, Massachusetts, all of which are accounted for as operating leases.

The Company leases the Bedford facility under a non-cancellable sublease that is scheduled to expire in April 2017. On September 19, 2016, the Company entered into a Lease (the “Billerica Lease”) with Technology Park X Limited Partnership, a Massachusetts limited partnership (the “Landlord”), for 45,043 square feet of office space in Billerica, Massachusetts. The term of the Billerica Lease commences on April 1, 2017 and expires on October 1, 2025, subject to extension or earlier termination as provided in the Billerica Lease. The Company expects the Billerica property will serve as the Company’s corporate headquarters beginning in April 2017.

Under the Billerica Lease, the Company will pay no monthly rent for the first six months and approximately $0.1 million per month for the following six months. After April 1, 2018, the Company’s monthly rent payments will increase annually by $0.50 per square foot. The Company also will be obligated to pay its pro rata share of certain operating costs, including real estate taxes, under the Billerica Lease. In addition, the Company will post a customary letter of credit in the amount of approximately $0.5 million as a security deposit pursuant to the Billerica Lease, subject to three bi-annual reductions of $0.1 million each beginning on the first day of the 37th month after the Billerica Lease commences. Upon an event of default (as defined in the Billerica Lease), the Landlord may terminate the Billerica Lease and require the Company to pay the present value of the remaining rent that would have been payable during the remainder of the term of the Billerica Lease. The Billerica Lease also contains other customary default provisions, representations, warranties, and covenants.

The Company leases the Wilmington facility under a long-term, non-cancellable lease that commenced in April 2015 and will expire in July 2022 (the "Wilmington Lease"). On July 25, 2016, the Company entered into an amendment to the Wilmington Lease.  Pursuant to the amendment, the Company exercised an option in its current lease to rent an additional 18,223 square feet of space adjacent to the Company’s existing premises.  The Company is scheduled to take possession of the additional space in March 2017.  The initial term of the Wilmington Lease for the existing premises and the additional space expires on July 31, 2022, and the Company has a right to extend the term for one additional five-year period.  The initial base rental rate for the additional space is $0.2 million annually, subject to 2% annual increases until the expiration of the initial term.

Rent expense of $0.4 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $1.1 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively, was charged to operations. The Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method.

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

Pursuant to the terms of an amended and restated revenue share agreement with Dr. Philipp Lang, the Company’s outgoing Chief Executive Officer and member of the Board of Directors, the specified percentage of the Company’s net revenues payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of the Company’s current and planned products, including the Company’s iUni, iDuo, iTotal Cr, iTotal PS and iTotal Hip products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The Company’s payment obligations under this agreement expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is named an inventor that claim the applicable product. These payment obligations survive termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $230,000 and $168,000 for the three months ended September 30, 2016, and 2015, respectively, and $718,000 and $544,000 for the nine months ended September 30, 2016, and 2015, respectively.

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board and Chief Executive Officer revenue share agreements of $0.8 million during the three months ended September 30, 2016, representing 4.4% of product revenue, $2.6 million during the nine months ended September 30, 2016, representing 4.5% of product revenue, $0.7 million during the three months ended September 30, 2015, representing 5.1% of product revenue, and $2.2 million during the nine months ended September 30, 2015, representing 5.1% of product revenue. Revenue share expense is included in research and development. See “Note H—Related Party Transactions” for further information regarding the Company’s arrangement with its Chief Executive Officer.

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

Note H—Related Party Transactions

Vertegen

In April 2007, the Company entered into a license agreement with Vertegen, Inc., or Vertegen, which was amended in May 2015 (the “Vertegen Agreement”). Vertegen is an entity that is wholly owned by Dr. Lang, the Company’s Chief Executive Officer. Under the Vertegen Agreement, Vertegen granted the Company an exclusive, worldwide license under specified Vertegen patent rights and related technology to make, use and sell products and services in the fields of diagnosis and treatment of articular disorders and disorders of the human spine. The company may sublicense the rights licensed to it by Vertegen. The Company is required to use commercially reasonable efforts, at its sole expense, to prosecute the patent applications licensed to the Company by Vertegen. Pursuant to the Vertegen Agreement, the Company is required to pay Vertegen a 6% royalty on net sales of products covered by the patents licensed to the Company by Vertegen, the subject matter of which is directed primarily to spinal implants, and any proceeds from the Company enforcing the patent rights licensed to the Company by Vertegen. Such 6% royalty rate will be reduced to 3% in the United States during the five-year period following the expiration of the last-to-expire applicable patent in the United States and in the rest of the world during the five-year period following the expiration of the last-to-expire patent anywhere in the world. The Company has not sold any products subject to this agreement and has paid no royalties under this agreement. The Company has cumulatively paid approximately $150,000 and $140,000 in expenses as of September 30, 2016 and September 30, 2015, respectively, in connection with the filing and prosecution of the patent applications licensed to the Company by Vertegen. The Vertegen Agreement may be terminated by the Company at any time by providing notice to Vertegen. In addition, Vertegen may terminate the Vertegen Agreement in its entirety if the Company is in material breach of the agreement, and the Company fails to cure such breach during a specified period.

Revenue share agreement

As described in "Note G-Commitments and Contingencies", the amended and restated revenue share agreement with Dr. Philipp Lang, the Company’s outgoing Chief Executive Officer and member of the Board of Directors, provides that the Company will pay Dr. Lang a specified percentage of its net revenues, ranging from
0.875% to 1.33%, with respect to all of its current and planned products, including the Company’s iUni, iDuo, iTotal CR, iTotal PS and iTotal Hip products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenues collected by the Company on such product sales. The Company’s payment obligations expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is a named inventor that claim the applicable product. These payment obligations survive any termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $230,000 and $168,000 and for the three months ended September 30, 2016 and 2015, respectively, and $718,000 and $544,000 for the nine months ended September 30, 2016 and 2015, respectively.

Note I—Stockholders’ Equity

Common stock

Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Summary of common stock activity was as follows:

Shares
Outstanding December 31, 2015	41,110,127
Issuance of common stock - option exercises	883,278
Issuance of restricted common stock	765,288
Outstanding September 30, 2016	42,758,693

 Common stock warrants

The Company issued warrants to certain investors and consultants to purchase 1,138,424 shares of common stock at an exercise price range of $0.02 to $9.00 per share.  Additionally, certain warrants to purchase shares of preferred stock were converted upon the closing of the Company's IPO to warrants to purchase 564,188 shares of common stock.  Warrants to purchase 671,779 and 751,779 shares of common stock were outstanding as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, the weighted average warrant exercise prices per share for common stock underlying warrants and the weighted average contractual life was as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2015	751,779	$10.30	1.33	751,779	$10.30
Cancelled/expired	(80,000)	12.00	—	(80,000)	12.00
Outstanding September 30, 2016	671,779	$10.10	0.67	671,779	$10.10

Stock option plans

As of September 30, 2016, 1,500,790 shares of common stock were available for future issuance under the 2015 Stock Incentive Plan ("2015 Plan").

Stock option activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share
Outstanding December 31, 2015	5,248,329	$5.56
Granted	—	—
Exercised	(883,278)	2.50
Expired	(52,157)	9.14
Cancelled/Forfeited	(82,129)	9.59
Outstanding September 30, 2016	4,230,765	$6.08
Total vested and exercisable	3,758,959	$5.53

The total intrinsic value of awards exercised during the three and nine months ended September 30, 2016 was $2.2 million and $5.0 million, respectively. The total fair value of awards that vested during the three and nine months ended September 30, 2016 was $0.5 million and $1.5 million, respectively. The weighted average remaining contractual term for the total stock options outstanding was 5.03 years as of September 30, 2016. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.67 years as of September 30, 2016.

Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2015	174,530	$22.31
Granted	828,839	8.60
Vested	(30,750)	12.86
Forfeited	(63,551)	11.82
Unvested September 30, 2016	909,068	$10.86

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

There were no options granted for the nine months ended September 30, 2016.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	N/A	1.77	N/A	1.37% - 1.77%
Expected term (in years)	N/A	6.25	N/A	5.47 - 6.45
Dividend yield	N/A	—%	N/A	—%
Expected volatility	N/A	49.00%	N/A	49.00% - 50.00%

Employee stock-based compensation expense recognized was $1.4 million and $0.7 million for the three months ended September 30, 2016 and 2015, and $3.5 million and $2.6 million for the nine months ended September 30, 2016 and 2015.  Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

As of September 30, 2016, the Company had $2 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 1.63 years. As of September 30, 2016, the Company had $8 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 2.57 years.

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

Geographic information consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product Revenue
United States	$14,954	$10,466	44,663	32,596
Germany	3,026	2,499	11,398	10,012
Rest of World	420	525	1,425	1,345
	$18,400	$13,490	57,486	43,953

	September 30, 2016	December 31, 2015
Property and equipment, net
United States	$14,870	$10,836
Germany	115	130
Rest of World	—	—
	$14,985	$10,966

Note K—Subsequent Events

On October 24, 2016, the Company announced Mark A. Augusti’s appointment as President and Chief Executive Officer of the Company, effective as of the date he commences his employment on November 14, 2016 (the “Effective Date”). The Company expects that he will be appointed to the Company’s Board of Directors following the commencement of his employment. Mr. Augusti will succeed Philipp Lang, M.D. MBA, as President and Chief Executive Officer of the Company on the Effective Date, and Dr. Lang will continue to serve on the Company's Board of Directors.

In connection with Mr. Augusti’s employment, the Company entered into a letter agreement, dated October 19, 2016 (the “Employment Agreement”) which sets forth certain terms of Mr. Augusti’s employment.  Pursuant to the terms of the Employment Agreement, Mr. Augusti will receive an annual base salary of $520,000.  In addition, he will receive a one-time signing bonus of $200,000 and will be eligible to receive an annual performance bonus targeted at up to 75% of Mr. Augusti’s annual base salary.  The actual performance bonus percentage is discretionary and will be subject to the Company's Board of Directors' assessment of Mr. Augusti’s performance as well as general business conditions at the Company. Mr. Augusti will not receive an annual performance bonus for fiscal year 2016. In addition, Mr. Augusti will be eligible to receive new hire equity grants and annual long-term incentive equity grants.  Upon the commencement of his employment, Mr. Augusti will be eligible to receive an option to purchase shares of the Company’s common stock having a value up to $600,000 under the Company’s stock incentive plan (the “Plan”), and also will be eligible to receive a performance-based grant of shares of the Company’s common stock, subject to the achievement of certain specified performance-based milestones, having a value up to $600,000 under the Plan. Beginning in the 2017 calendar year, Mr. Augusti will be eligible to receive annual long-term incentive equity awards, with the initial award having an aggregate target value of up to $800,000 under the Company’s long-term incentive program.  Mr. Augusti will be also be eligible to participate in all customary employee benefit plans or programs of the Company generally available to the Company’s full-time employees and/or executive officers.  Additionally, the Employment Agreement provides that Mr. Augusti’s employment with the Company is at will and may be terminated by either party at any time for any or no reason or cause.  In the event Mr. Augusti’s employment is terminated without cause, Mr. Augusti will be entitled to receive severance pay in the form of salary continuation on the Company’s standard payroll dates following the termination date, a bonus payment, and, upon a qualifying termination within two years of a change of control, accelerated vesting of his unvested equity grants.  Mr. Augusti will also receive a continuation of group health insurance coverage through COBRA with the cost of such benefits to be shared in the same relative proportion by the Company and Mr. Augusti as in effect on the date of termination.

The description of the Employment Agreement is qualified in its entirety by reference to the text of the Employment Agreement, a copy of which will be filed with the Company’s Annual Report on Form 10-K for the year ending December 31, 2016.

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

•	the impact of federal legislation to reform the United States healthcare system and the reimposition of the 2.3 percent medical device excise tax if and when the current moratorium is lifted;

•	the anticipated adequacy of our capital resources to meet the needs of our business; and

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our plans and expectations related to our management transition and our new President and Chief
Executive Officer; and

•	our plans related to the move of our offices from Bedford, Massachusetts to Billerica, Massachusetts.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 and in this Quarterly Report on Form 10-Q, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.
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

Overview

We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which we refer to as customized, to fit each patient’s unique anatomy. The worldwide market for joint replacement products is approximately $15 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We believe we are the only company offering a broad line of customized knee implants designed to restore the natural shape of a patient’s knee. We have sold more than 50,000 knee implants in the United States and Europe. In clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function and greater patient satisfaction compared to traditional, off-the-shelf implants. In February 2015, we initiated the limited launch of iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market and we initiated the broad commercial launch of the iTotal PS in March 2016.

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

Cost of revenue

We produce all of our computer aided designs, or CAD, in-house and use them to direct all of our product manufacturing efforts. Until July 2015, we manufactured all of our patient-specific instruments, or iJigs, in our facilities in Burlington and Wilmington, Massachusetts. Since August 2015, we have manufactured all of our iJigs in our Wilmington facility.  We also make in our facilities certain tibial components used in our implants. We outsource the production of the remainder of the tibial components and the manufacture of femoral and other implant components to third-party suppliers. Our suppliers make the remainder of our customized implant components using the CAD designs we supply. Cost of revenue consists primarily of cost of raw materials, manufacturing personnel, manufacturing supplies, inbound freight and manufacturing overhead and depreciation expense.

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

General and administrative.    General and administrative expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for our administrative personnel that support our general operations, including executive management, general legal and intellectual property, finance and accounting, information technology and human resources personnel. General and administrative expense also includes outside legal costs associated with intellectual property and general legal matters, financial audit fees, insurance, fees for other consulting services, depreciation expense, freight, medical device tax and facilities expense. We expect our general and administrative expense will increase in absolute dollars as we increase our headcount and expand our infrastructure to support growth in our business and our operations as a public company. We anticipate increased expenses associated with being a public company will include increases in audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, business insurance premiums and investor relations costs. As our revenue increases we also will incur additional expenses for freight. Our general and administrative expense may fluctuate from period to period due to the timing and extent of the expenses.

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

Consolidated results of operations

Comparison of the three months ended September 30, 2016 and 2015

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2016		2015		2016 vs 2015
Three Months Ended September 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$18,400	99%	$13,490	97%	$4,910	36%
Royalty	243	1	404	3	(161)	(40)
Total revenue	18,643	100	13,894	100	4,749	34
Cost of revenue	12,645	68	11,132	80	1,513	14
Gross profit	5,998	32	2,762	20	3,236	117

Operating expenses:
Sales and marketing	9,301	50	9,433	68	(132)	(1)
Research and development	4,099	22	3,885	28	214	6
General and administrative	5,503	30	5,656	41	(153)	(3)
Total operating expenses	18,903	101	18,974	137	(71)	—
Loss from operations	(12,905)	(69)	(16,212)	(117)	3,307	20
Total other income/(expenses), net	157	1	(887)	(6)	1,044	118
Loss before income taxes	(12,748)	(68)	(17,099)	(123)	4,351	25
Income tax provision	14	—	8	—	6	75
Net loss	$(12,762)	(68)%	$(17,107)	(123)%	$4,345	25%

Product revenue.    Product revenue was $18.4 million for the three months ended September 30, 2016 compared to $13.5 million for the three months ended September 30, 2015, which was affected by our product recall, an increase of $4.9 million or 36%, due principally to increased sales of our primary total knee products, iTotal CR and iTotal PS.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2016		2015		2016 vs 2015
Three Months Ended September 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$14,954	81%	$10,466	78%	$4,488	43%
Germany	3,026	16	2,499	19	$527	21
Rest of world	420	3	525	3	(105)	(20)
Product revenue	$18,400	100%	$13,490	100%	$4,910	36%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 81% for the three months ended September 30, 2016 compared to 78% for the three months ended September 30, 2015.

Royalty revenue.    In April 2015, we entered into a fully paid up, worldwide license agreement with Wright Medical for a single lump-sum payment by Wright Medical to us upon entering into the agreement.  At the same time we also entered into a worldwide license agreement with MicroPort for a lump-sum payment by MicroPort to us upon entering into the license agreement.  Royalty revenue related to these agreements was $0.2 million for the three months ended September 30, 2016 compared to $0.4 million for the three months ended September 30, 2015. The decrease in royalty revenue was due to the timing of payments received and recognized as royalty revenue in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $12.6 million for the three months ended September 30, 2016 compared to $11.1 million for the three months ended September 30, 2015, which was affected by our product recall, an increase of $1.5 million or 14%. The increase was due primarily to an increase in production and personnel costs associated with the increase in product revenue, partially offset by vertical integration and other cost saving initiatives. Gross profit was $6.0 million for the three months ended September 30, 2016 compared to $2.8 million for the three months ended September 30, 2015, an increase of $3.2 million or 117%. Gross margin increased 1200 basis points to 32% for the three months ended September 30, 2016 from 20% for the three months ended September 30, 2015. This increase in gross margin was driven primarily by higher product revenue, vertical integration, and other cost saving initiatives, offset by an increase in the cost of unused product as a result of cancelled sales orders, and a decrease in royalty revenue. The cost of unused product was $1.3 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively.

Sales and marketing.    Sales and marketing expense was $9.3 million for the three months ended September 30, 2016 compared to $9.4 million for the three months ended September 30, 2015, a decrease of $0.1 million or 1%. The decrease was due to a $0.5 million decrease in surgeon training related expense and a $0.2 million decrease in travel expenses, offset by a $0.6 million increase in sales commissions as a result of the increase in product revenue. Sales and marketing expense decreased as a percentage of total revenue to 50% for the three months ended September 30, 2016 from 68% for the three months ended September 30, 2015.

Research and development.    Research and development expense was $4.1 million for the three months ended September 30, 2016 compared to $3.9 million for the three months ended September 30, 2015, an increase of $0.2 million or 6%. The increase was due to a $0.1 million increase in revenue share as a result of higher product revenues, as well as an increase of $0.1 million in consulting fees compared to the previous three months ended September 30, 2015. Research and development expense decreased as a percentage of total revenue to 22% for the three months ended September 30, 2016 from 28% for the three months ended September 30, 2015.

General and administrative.    General and administrative expense was $5.5 million for the three months ended September 30, 2016 compared to $5.7 million for the three months ended September 30, 2015, a decrease of $0.2 million or 3%. The decrease was due primarily to a $0.4 million decrease in facility costs, $0.3 million decrease in bank fees, a $0.2 decrease in medical device tax, and a $0.1 million decrease in freight costs, offset by a $0.6 million increase in legal expenses related to litigation and other legal expenses and an increase of $0.2 million in personnel costs. General and administrative expense decreased as a percentage of total revenue to 30% for the three months ended September 30, 2016 from 41% for the three months ended September 30, 2015.

     Other income/(expense), net.    Other income/(expense), net was $0.2 million net other income for the three months ended September 30, 2016 compared to $(0.9) million net other expense for the three months ended September 30, 2015, a net other income increase of $1.0 million, or 118%. The change was primarily due to an increase in interest income as a result of an increase in investments and a decrease in interest expense as a result of paying off long-term debt.

Income taxes.    Income tax provision was $14,000 and $8,000 for the three months ended September 30, 2016 and 2015, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the nine months ended September 30, 2016 and 2015

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2016		2015		2016 vs 2015
Nine Months Ended September 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$57,486	99%	$43,953	92%	$13,533	31%
Royalty	740	1	3,863	8	(3,123)	(81)
Total revenue	58,226	100	47,816	100	10,410	22
Cost of revenue	39,564	68	32,371	68	7,193	22
Gross profit	18,662	32	15,445	32	3,217	21

Operating expenses:
Sales and marketing	31,063	53	27,584	58	3,479	13
Research and development	12,474	21	12,218	26	256	2
General and administrative	17,285	30	16,790	35	495	3
Total operating expenses	60,822	104	56,592	118	4,230	7
Loss from operations	(42,160)	(72)	(41,147)	(86)	(1,013)	(2)
Total other income/(expenses), net	339	1	(1,080)	(2)	1,419	131
Loss before income taxes	(41,821)	(72)	(42,227)	(88)	406	1
Income tax provision	27	—	29	—	(2)	(7)
Net loss	$(41,848)	(72)%	$(42,256)	(88)%	$408	1%

Product revenue.    Product revenue was $57.5 million for the nine months ended September 30, 2016 compared to $44.0 million for the nine months ended September 30, 2015, which was affected by our product recall, an increase of $13.5 million or 31%, due principally to increased sales of our primary total knee products, iTotal CR and iTotal PS.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2016		2015		2016 vs 2015
Nine Months Ended September 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$44,663	78%	$32,596	74%	$12,067	37%
Germany	11,398	20	10,012	23	$1,386	14
Rest of world	1,425	2	1,345	3	80	6
Product revenue	$57,486	100%	$43,953	100%	$13,533	31%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 78% for the nine months ended September 30, 2016 compared to 74% for the nine months ended September 30, 2015. We believe the lower level of revenue as a percentage of product revenue outside the United States in the nine months ended September 30, 2016 was due to the introduction of the iTotal PS in the United States, partially offset by the increase in exchange rate for Germany.

Royalty revenue.    In April 2015, we entered into a fully paid up, worldwide license agreement with Wright Medical for a single lump-sum payment by Wright Medical to us upon entering into the agreement.  At the same time we also entered into a worldwide license agreement with MicroPort for a lump-sum payment by MicroPort to us upon entering into the agreement.  Royalty revenue related to these agreements was $0.7 million for the nine months ended September 30, 2016 compared to $3.9 million for the nine months ended September 30, 2015. The decrease in royalty revenue was due to the $3.5 million of back-owed royalties recognized in the three months ended September 30, 2015.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $39.6 million for the nine months ended September 30, 2016 compared to $32.4 million for the nine months ended September 30, 2015, which was affected by our product recall, an increase of $7.2 million or 22%. The increase was due primarily to an increase in production and personnel costs associated with the increase in product revenue. Gross profit increased by $3.2 million or 21%, to $18.7 million for the nine months ended September 30, 2016 compared to $15.4 million for the nine months ended September 30, 2015, due to higher product revenue offset by the decrease in royalty revenue. Gross margin was 32% for the nine months ended September 30, 2016 and 2015.

Sales and marketing.    Sales and marketing expense was $31.1 million for the nine months ended September 30, 2016 compared to $27.6 million for the nine months ended September 30, 2015, an increase of $3.5 million or 13%. The increase was due primarily to a $2.7 million increase in sales commissions as a result of the increase in product revenue, an increase of $0.9 million in personnel expenses, and a $0.7 million increase in other sales and marketing related expenses, offset by a decrease of $0.4 million in surgeon training related expenses, and $0.4 million in marketing and promotional expenses. Sales and marketing expense decreased as a percentage of total revenue to 53% for the nine months ended September 30, 2016 from 58% for the nine months ended September 30, 2015.

Research and development.    Research and development expense was $12.5 million for the nine months ended September 30, 2016 compared to $12.2 million for the nine months ended September 30, 2015, an increase of $0.3 million or 2%. The increase was due primarily to a $0.4 million increase in prototype parts expenses, a $0.3 million increase in revenue share expense, offset by $0.4 million decrease in of various other expenses. Research and development expense decreased as a percentage of total revenue to 21% for the nine months ended September 30, 2016 from 26% for the nine months ended September 30, 2015.

General and administrative.    General and administrative expense was $17.3 million for the nine months ended September 30, 2016 compared to $16.8 million for the nine months ended September 30, 2015, an increase of $0.5 million or 3%. The increase was due primarily to a $2.4 million increase in legal costs related to litigation and other legal expenses, an increase of $0.4 million in director and officers insurance, and an increase of $0.3 million in software expense, offset by a $0.7 million decrease in freight costs, a $0.7 million decrease in facility costs, a $0.6 million decrease in medical device tax, a $0.3 million decrease in bank fees, and a $0.3 million decrease in personnel costs. General and administrative expense decreased as a percentage of total revenue to 30% for the nine months ended September 30, 2016 from 35% for the nine months ended September 30, 2015.

     Other income/(expense), net.    Other income/(expense), net was $0.3 million net other income for the nine months ended September 30, 2016 compared to $(1.1) million net other expense for the nine months ended September 30, 2015, a net other income increase of $1.4 million, or 131%. The increase was primarily due to an increase in interest income as a result of an increase in investments and a decrease in interest expense as a result of paying off long-term debt.

Income taxes.    Income tax provision was approximately $27,000 and $29,000 for the nine months ended September 30, 2016 and 2015, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the nine months ended September 30, 2016, we have financed our operations through private placements of preferred stock, our initial public offering, or IPO, bank debt and convertible debt financings, equipment purchase loans and product revenue beginning in 2007. Our product revenue has continued to grow from year-to-year; however, we have not yet attained profitability and continue to incur operating losses. As of September 30, 2016, we had an accumulated deficit of $367.2 million.

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

In June 2011, we entered into a $1.4 million secured term loan facility with the Massachusetts Development Financing Agency, referred to as the MDFA facility, to finance equipment purchases, of which $0.3 million was outstanding as of September 30, 2016 and $0.5 million was outstanding as of December 31, 2015. We are scheduled to make monthly interest and principal payments for the MDFA facility through July 2017.

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

As of September 30, 2016, we had cash and cash equivalents and short-term and long-term investments of $75.8 million and $0.3 million in restricted cash allocated to lease deposits.  Based on our current operating plan, we expect that our existing cash and cash equivalents and investments as of September 30, 2016 and anticipated revenue from operations, including from projected sales of our products, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products and the gross profit we expect to generate from those revenues, and we could use our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change between periods (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(36,840)	$(33,499)	$(3,341)	(10)%
Investing activities	(47,048)	51	(47,099)	(92,351)
Financing activities	1,989	134,596	(132,607)	(99)
Effect of exchange rate on cash	(300)	154	(454)	(295)
Total	$(82,199)	$101,302	$(183,501)	(181)%

Net cash used in operating activities.    Net cash used in operating activities was $36.8 million for the nine months ended September 30, 2016 and $33.5 million for the nine months ended September 30, 2015, an increase of $3.3 million. These amounts primarily reflect net loss of $41.8 million for the nine months ended September 30, 2016 and $42.3 million for the nine months ended September 30, 2015. The net cash used in operating activities for the nine months ended September 30, 2016 was affected by changes in our operating assets and liabilities, including $4.1 million related to accounts payable and accrued liabilities, $5.2 million related to deferred royalty revenue, $1.2 million related to prepaid expenses, $0.1 million related to accounts receivable, $2.7 million related to inventory, as well as an increase of $0.9 million in stock compensation expense, an increase of $0.4 million in depreciation expense, an increase in amortization/accretion on investments of $0.2 million, and an increase of $0.1 million in impairment of long-term assets.

Net cash used in investing activities.    Net cash used in investing activities was $47.0 million for the nine months ended September 30, 2016 and $0.1 million for the nine months ended September 30, 2015, an increase of $47.1 million. These amounts primarily reflect an increase in investments of $57.6 million as well as an increase in costs related to the acquisition of property, plant, and equipment of $2.6 million, offset by an increase in matured investments of $16.5 million and a decrease of restricted cash of $3.4 million.

Net cash provided by financing activities.    Net cash provided by financing activities was $2.0 million for the nine months ended September 30, 2016 and $134.6 million for the nine months ended September 30, 2015, a decrease of $132.6 million. The decrease was due to a decrease in net proceeds from issuance of common stock of $139.8 million and a decrease in net proceeds from the exercise of preferred stock warrants of $4.5 million, offset by a decrease in debt payments of $10.0 million and an increase in net proceeds from the exercise of common stock options of $1.7 million.

Contractual obligations and commitments

We described our contractual obligations and commitments under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2015. Subsequently, on September 19, 2016, we entered into the Billerica Lease for 45,043 square feet of office space in Billerica, Massachusetts. The term of the Billerica Lease commences on April 1, 2017 and expires on October 1, 2025, subject to extension or earlier termination as provided in the Billerica Lease. The

Company expects the Billerica property will serve as the Company’s corporate headquarters beginning in April 2017.

Under the Billerica Lease, we will pay no monthly rent for the first six months and approximately $0.1 million per month for the following six months. After April 1, 2018, our monthly rent payments will increase annually by $0.50 per square foot. We also will be obligated to pay our pro rata share of certain operating costs, including real estate taxes, under the Billerica Lease. In addition, we will post a customary letter of credit in the amount of approximately $0.5 million as a security deposit pursuant to the Billerica Lease, subject to three bi-annual reductions of $0.1 million each beginning on the first day of the 37th month after the Billerica Lease commences. Upon an event of default (as defined in the Billerica Lease), the Landlord may terminate the Billerica Lease and require us to pay the present value of the remaining rent that would have been payable during the remainder of the term of the Billerica Lease. The Billerica Lease also contains other customary default provisions, representations, warranties, and covenants.

On July 25, 2016, we entered into an amendment to the Wilmington Lease.  Pursuant to the amendment, we exercised an option in our current lease to rent an additional 18,223 square feet of space adjacent to our existing premises.  We are scheduled to take possession of the additional space in March 2017.  The initial term of the Wilmington Lease for the existing premises and the additional space expires on July 31, 2022, and we have a right to extend the term for one additional five-year period.  The initial base rental rate for the additional space is $0.2 million annually, subject to 2% annual increases until the expiration of the initial term.

Off-balance sheet arrangements

Through September 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and significant judgments and use of estimates

We have prepared our consolidated financial statements in conformity with U.S. GAAP. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The accounting estimates that require our most significant estimates include revenue recognition, accounts receivable valuation, inventory valuations, intangible valuation, equity instruments, impairment assessments, income tax reserves and related allowances, and the lives of property and equipment. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and significant judgments and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note B to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

Interest rate risk

We are exposed to limited market risk related to fluctuation in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2016, we had cash and cash equivalents of $35.0 million consisting of demand deposits and money market accounts on deposit with certain financial institutions and $40.8 million in investments consisting of a variety of securities of high credit quality including U.S. treasury bonds, corporate bonds, commercial paper and agency bonds. The primary objective of our investment activities is to preserve our capital to fund our operations. Our investments may be subject to interest rate risk and could fall in value. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. Additionally, we had $2.5 million as of September 30, 2016 and $2.1 million as of December 31, 2015 held in foreign bank accounts that were not federally insured. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign currency exchange risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results.  Approximately 22% of our product revenue for the nine months ended September 30, 2016 and 26% of our product revenue for the nine months ended September 30, 2015 were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs of revenue related to these sales are primarily denominated in U.S. dollars; however, operating costs, including sales and marketing and general and administrative expense, related to these sales are largely denominated in the same currencies as the sales, thereby partially limiting our transaction risk exposure. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction realized gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.  A 10% increase or decrease in foreign currency exchange rates would have resulted in additional income or expense of $0.3 million for the nine months ended September 30, 2016 and 2015.

We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the course of our manufacture and sale of joint replacement products, we are subject to routine risk of product liability, patent infringement and other claims in the United States and in other countries where we sell our products.
On September 3, 2015, a purported securities class action lawsuit was filed against us, our Chief Executive Officer, and Chief Financial Officer in the United States District Court for the District of Massachusetts.  The complaint was brought on behalf of an alleged class of those who purchased our common stock in connection with our initial public offering or on the open market between July 1, 2015 and August 28, 2015, which we refer to as the class period. On January 11, 2016, a consolidated amended complaint was filed purporting to allege claims arising under Sections 11 and 15 of the Securities Act of 1933, as amended, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, including allegations that our stock was artificially inflated during the class period because the defendants allegedly made misrepresentations or did not make proper disclosures regarding our manufacturing process prior to our voluntary recall of specific serial numbers of patient-specific instrumentation for certain of our knee replacement product systems. The complaint sought, among other relief, certification of the class, unspecified compensatory damages, interest, attorneys’ fees, expert fees and other costs. On March 18 2016, we filed a motion to dismiss all of the claims of the consolidated amended complaint.  On August 3, 2016, the court granted our motion to dismiss in its entirety, denied the plaintiffs’ request to replead their allegations, and dismissed the lawsuit.  The plaintiffs did not file an appeal, and the time for filing an appeal has expired.
On February 29, 2016, we filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew”) in the United States District Court for the District of Massachusetts Eastern Division, which we amended on June 13, 2016 (the "Smith & Nephew Lawsuit"). The Smith & Nephew Lawsuit alleges that Smith & Nephew’s Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe nine of our patents, and it requests, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction.
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
On September 21, 2016 and October 20, 2016, Smith & Nephew filed petitions with the United States Patent & Trademark Office (“USPTO”) requesting Inter Partes Review of our United States Patent Nos. 9,055,953 and 9,216,025, respectively. In our litigation with Smith & Nephew, we have alleged that Smith & Nephew infringes claims of these patents. In its petition, Smith & Nephew alleges that our patents are obvious in light of certain prior art.
We expect that Smith & Nephew will file additional petitions with the USPTO requesting Inter Partes Review of some or all of the patents that we have asserted in the Smith & Nephew Litigation, and we also expect that Smith & Nephew will seek a stay of the Smith & Nephew Litigation until any requested Inter Partes Reviews are resolved. We are presently unable to predict the outcome of the two existing petitions requesting Inter Partes Review of our patents, or of any other petitions requesting Inter Partes Review that Smith & Nephew or any other party may file, including whether the USPTO will institute any of the requested Inter Partes Reviews, or, if instituted, the outcome of any such Inter Partes Reviews. An adverse outcome of some or all of these potential Inter Partes Review proceedings could have a material adverse effect on our business, financial condition or results of operations.
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
We have incurred significant net operating losses in every year since our inception and expect to incur net operating losses for the next several years. Our net loss was $42 million for the nine months ended September 30, 2016 and $42 million for the nine months ended September 30, 2015. As of September 30, 2016, we had an accumulated deficit of $367.2 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing, manufacturing and other expenses as our business continues to grow and we expand our product offerings. Additionally, our general and administrative expense will continue to increase due to the additional operational and reporting costs associated with our expanded operations and being a public company. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. In addition, our growth may slow, for reasons described in these risk factors. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue our operations.
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
We anticipate that our principal sources of funds will be revenue generated from the sales of our products and revenues that we may generate in connection with licensing our intellectual property. In November 2014, we borrowed the first of two $10 million term loans, referred to as the SVB/Oxford Term Loan A, under a loan and security agreement with Silicon Valley Bank, or SVB, and Oxford Finance, LLC, or the 2014 Secured Loan Agreement. In September 2015, we voluntarily prepaid the SVB/Oxford Term Loan A in full and terminated our right to draw down the term loans and any security interest in favor of Oxford Finance, LLC. In December 2015, we also terminated a revolving line of credit we had from SVB.
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
We began operations in 2004, introduced our first product commercially in 2007 and only introduced our best-selling product, our iTotal CR, in 2011. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. In assessing our prospects, you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly companies engaged in the development and sales of medical devices. These risks include our ability to:

•	manage rapidly changing and expanding operations;

•	establish and increase awareness of our brand and strengthen customer loyalty;

•	restore and expand physician relationships after disruptions in supply or delays in delivery of our products;

•	transition from our current President and Chief Executive Officer to our new President and Chief Executive Officer;

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
We are expanding our offerings to include an additional joint replacement product for the knee, the iTotal PS, which we launched commercially, and are developing our first hip replacement product, the iTotal Hip. We initially filed for marketing clearance of the iTotal Hip in 2015 with the FDA; however, after consultation with the FDA, we elected to withdraw the application and, on September 28, 2016, we filed a new application seeking 510(k) clearance of our iTotal Hip. However, we may not be able to successfully commercialize the iTotal PS, and we may not be able to develop or obtain regulatory approval or clearance of or successfully commercialize the iTotal Hip on a timely basis or at all. Any factors that delay the commercial launch of, including the process for obtaining regulatory clearance for, our additional products, or result in sales of our additional products increasing at a lower rate than expected, could adversely affect our business, financial condition and operation results. In addition, even if we do launch these products, there can be no assurance that these products will be accepted in the market or commercially successful or profitable.
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
If clinical, functional or economic data does not demonstrate the benefits of using our products, surgeons may not use our products. In such circumstances, we may not achieve expected sales and may be unable to achieve profitability. To understand the clinical, functional and economic benefits of using our products, surgeons may refer to published studies sponsored by us, conducted by orthopedic surgeons who are paid consultants to us or conducted independently by orthopedic surgeons comparing our customized products to off-the-shelf products. To the extent such studies do not report favorably on our products, surgeons may be less likely to use our products. For example, one clinical study conducted by a single surgeon and involving only 21 iTotal CR patients, reported that our iTotal CR product performed less well than off-the-shelf knee replacement products. This study compared our iTotal CR product to posterior-stabilized and non-cemented rotating platform implants, which we believe makes the comparison of questionable value. The measures on which our iTotal CR product performed less well than the off-the-shelf products were range of motion at six weeks (although our iTotal CR product performed equally well at minimum one year follow-up) and manipulation under anesthesia, or MUA, a procedure used post-operatively to adjust a knee replacement implant to improve its function. In a subsequent multi-center study of our iTotal CR product involving 360 patients for which we provided financial support, the 3.1% rate of MUA for our iTotal CR product was substantially lower than the 28.6% rate of MUA shown in this earlier and much smaller single-surgeon study. By comparison, the rate of MUA reported in a separate study of off-the-shelf implants was 4.6%.
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
We depend on relationships with independent sales representatives and distributors of orthopedic implants and instrumentation for the marketing and sales of our products in geographic regions that are not targeted by our direct sales force, including parts of the United States, Switzerland, Hong Kong and Singapore. Revenues generated from the sales of our products by independent sales representatives represented approximately 69% of our total revenue from sales of our products in the United States for the nine months ended September 30, 2016, and approximately 61% of our total revenue from sales of our products in the United States for the nine months ended September 30, 2015. We did not generate any revenue from sales of our products by independent sales representatives outside the United States in the nine months ended September 30, 2016 or 2015. Revenues generated from the sales of our products to distributors represented approximately 5% of our total revenue from sales of our products outside the United States for the nine months ended September 30, 2016 and approximately 4% for the nine months ended September 30, 2015. We did not generate any revenue from sales of our products to distributors in the United States in the nine months ended September 30, 2016 or 2015. We have entered into agreements with these independent sales representatives and distributors; we have a limited ability, however, to influence the efforts of these independent sales representatives and distributors. Relying on independent sales representatives and distributors for our sales and marketing could harm our business for various reasons, including:

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
If passed into law, the exit of the United Kingdom from membership in the European Union could adversely affect our financial results and our operations in the United Kingdom and the European Union.
The announcement of the Referendum of the United Kingdom’s, or the U.K., Membership of the European Union (E.U.), or Brexit, advising for the exit of the United Kingdom from the European Union, could adversely affect our sales and other business operations in the U.K., including our existing and future customers and employees in the U.K and E.U.  The Referendum is non-binding; however, if passed into law, negotiations would determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade.  In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.  The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers and employees. Furthermore, we translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. The announcement of Brexit was followed by significant volatility in global stock markets and currency exchange rates, as well as a strengthening of the U.S. dollar against foreign currencies in which we conduct business.  Volatility in stock or currency markets, as well as the strengthening of the U.S. dollar relative to other currencies each could adversely affect our financial results.
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
As of September 30, 2016, we had $257,000 of outstanding term loans under our credit facility with the Massachusetts Development Finance Agency, referred to as the MDFA facility. We anticipate paying off the remaining interest and principal under the MDFA facility by July 2017.
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
On August 31, 2015, we announced a voluntary recall of specific serial numbers of patient-specific instrumentation for our iUni, iDuo, iTotal CR and iTotal PS knee replacement product systems. The recalled products were manufactured and distributed from our Wilmington manufacturing facility between July 18, 2015 and August 28, 2015. We isolated the root cause to a step in our ethylene oxide sterilization process conducted by a vendor. We have since completed final testing and implemented corrective actions, and we resumed normal production in October 2015. This recall and the resulting temporary reduction in capacity has adversely affected our business and may continue to adversely affect our business, including through the financial impact from lost sales of the recalled products, reduction of our production capacity over the period of our investigation and resolution of the root cause of the recall, commercial disruption, damage to our reputation with orthopedic surgeons, consumers, healthcare providers, distributors and other business partners and the filing of a putative class action complaint against us and certain of our officers alleging violations of securities laws, which has since been dismissed.
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
We sell our products internationally in Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, and Hong Kong. We expect that our international activities will increase over the foreseeable future as we continue to pursue opportunities in international markets. During each of the nine months ended September 30, 2016 and 2015, approximately 22% and 26% of our revenue was attributable to our international customers, respectively, and as of September 30, 2016, approximately 5% of our employees were located outside the United States. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S., EU and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Therefore, we are subject to risks associated with having international operations. These international operations will require significant management attention and financial resources.
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
We are highly dependent on the medical device industry expertise of principal members of our management, scientific and development teams, including Daniel Steines, our Chief Technology Officer. We have formal employment agreements with our executive officers. These agreements do not prevent our executive officers from terminating their employment with us at any time. In addition, we do not carry key-man insurance on any of our executive officers or employees and may not carry any key-man insurance in the future.
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
Our transition from our current President and Chief Executive Officer to our new President and Chief Executive Officer could affect our performance and could result in an alteration of our strategy moving forward.
Our Board of Directors recently completed a search for a new Chief Executive Officer, and named Mark A. Augusti as our new President and Chief Executive Officer effective as of the commencement of his employment with us on November 14, 2016. Our continued success will depend on our ability to successfully transition from our current President and Chief Executive Officer, Dr. Lang, to our new President and Chief Executive Officer, Mr.

Augusti. The transition from Dr. Lang to Mr. Augusti may cause disruption in our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. Additionally, the transition could result in a change in business strategy or priorities. Any such changes could have a negative effect on our business and financial performance. During the transition of our President and Chief Executive Officer, there may be uncertainty among investors, employees, creditors and others concerning our future direction and performance. Any disruption, uncertainty, change in strategy or alteration of business priorities could have a material adverse effect on our results of operations and financial condition and the market price of our common stock.
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
If a competitor infringes or otherwise violates one of our patents, the patents of our licensors, or our other intellectual property rights, enforcing those patents, trademarks and other rights may be difficult, time consuming or unsuccessful. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, in whole or part, or may refuse to stop the other party in such infringement proceeding from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings, including any proceedings before the United States Patent & Trademark Office, could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent. Even if successful, litigation to defend our patents and trademarks against challenges or to enforce our intellectual property rights could be expensive and time consuming and could divert management's attention from managing our business. Moreover, we may not have sufficient resources or desire to defend our patents or trademarks against challenges or to enforce our intellectual property rights.
In particular, on February 29, 2016, we filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew”) in the United States District Court for the District of Massachusetts Eastern Division. The lawsuit alleges that Smith & Nephew’s Visionaire® patient-specific instrumentation, as well as the implants systems used in conjunction with the Visionaire instrumentation, infringe eight of our patents, and requests monetary damages for willful infringement and a permanent injunction. This lawsuit and the related requests for Inter Partes Review are described in more detail in Part II, Item 1, Legal Proceedings of this Quarterly Report on Form 10-Q. While we believe we have a meritorious case, we cannot predict the outcome of this lawsuit.
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

•	the FDA , other regulatory authorities or an institutional review board may place a clinical trial on hold or partial hold;

•	institutional review boards and third-party clinical investigators may delay or reject our trial protocol;

•
third-party clinical investigators may decline to participate in a trial or may not perform a trial on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or other FDA requirements;

•	patients may not enroll in clinical trials, or patient follow-up may not occur, at the rate we expect;

•	patients may not comply with trial protocols;

••	third-party organizations may not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend, terminate or invalidate our clinical trials;

•	changes in governmental regulations or administrative actions; and

•	the interim or final results of the clinical trials may be inconclusive or unfavorable as to safety or effectiveness.
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
In 2015 we submitted an application for 510(k) clearance of iTotal Hip with the FDA. In the course of its review of that application, the FDA raised a number of questions, and we were not able to address all of those questions within the allowed review timeline. Therefore, after consultation with the FDA, we elected to withdraw the application. On September 28, 2016, we filed a new application seeking 510(k) clearance of our iTotal Hip.

However, if we are not able to address the questions raised or satisfy the requirements imposed by the FDA in our new application for 510(k) clearance, or if the FDA raises additional questions or imposes additional requirements, we may be further delayed in receiving clearance of the iTotal Hip or may ultimately be unable to receive clearance, which would have an adverse effect on our ability to expand our business.
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
In particular, our voluntary recall announced on August 31, 2015 has adversely affected our business and may continue to adversely affect our business in a number of ways, including through the financial impact from lost sales of the recalled products, reduction of our production capacity over the period of our investigation and resolution of the root cause of the recall, commercial disruption, damage to our reputation with orthopedic surgeons, consumers, healthcare providers, distributors and other business partners, and the filing of a putative class action complaint against us and certain of our officers alleging violations of securities laws, which has since been dismissed.
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
Legislative or regulatory healthcare reforms and other changes to laws, regulations or guidance from regulatory entities may make it more difficult and costly for us to obtain regulatory clearance or approval of our products and to produce, market and distribute our products after clearance or approval is obtained.
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
In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. The FDA has recently adopted new guidance related to issues associated with product development, such as sterilization and packaging of products, that may adversely affect regulatory clearances that we are currently seeking or the timing of those regulatory clearances, and may adversely affect regulatory clearances or approvals that we seek in the future. Any new regulations or guidance or revisions or reinterpretations of existing regulations or guidance may impose additional costs or lengthen review times of our products or affect our ability to obtain clearance or approval of our new products at all. Delays in receipt of, or failure to receive, regulatory clearances or approvals for our new products would have a material adverse effect on our business, results of operations and financial condition.
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
Risks related to other legal and compliance matters
We may be subject to class action litigation and similar or other litigation in the future, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.
On September 3, 2015, a purported securities class action lawsuit was filed against us, our chief executive officer and chief financial officer in the United States District Court for the District of Massachusetts, alleging, among other things, that the defendants violated federal securities laws by allegedly making misrepresentations or failing to make proper disclosures regarding our manufacturing process prior to our voluntary recall of specific serial numbers of patient-specific instrumentation for our iUni, iDuo, iTotal CR and iTotal PS knee replacement product systems. Among other relief, the plaintiff seeks certification of the class, unspecified compensatory damages, interest, attorneys’ fees, expert fees and other costs. On August 3, 2016, the court granted our motion to dismiss in it its entirety, denied the plaintiffs’ request to replead their allegations and dismissed the lawsuit.  The plaintiffs did not appeal within the allowed timeframe. The class action lawsuit is described in more detail in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q.
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
The PPACA imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States as of 2013, although this tax has been suspended for 2016 and 2017. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $20 billion over the next decade. The Internal Revenue Service issued final regulations implementing the tax in December of 2012 that require, among other things, bi-monthly payments if the tax liability exceeds $2,500 for the quarter and quarterly reporting. The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, includes a two year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191. Thus, the medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. It is unclear at this time if the moratorium will be extended, and we are currently subject to the tax after December 31, 2017. Additionally, Congress could terminate the moratorium or further change the law related to the medical device tax, in a manner that could adversely affect us. During the nine months ended September 30, 2016 and September 30, 2015, we incurred $0 and $0.6 million, respectively, in tax expense associated with the medical device tax in the United States, which is included in general and administrative expense.
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
Our quarterly operating results have historically varied and may in the future vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•	seasonality in demand for our products, with reduced orders during the summer months and around year-end, followed by reduced sales of our products during the first and third quarters as a result;

•	our ability to meet the demand for our products;

•	increased competition;

•	the number, timing and significance of new products and product introductions and enhancements by us and our competitors;

•	our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

•	changes in pricing policies by us and our competitors;

•	changes in the number of cancelled sales orders that occur in a quarter or during other reporting periods, which may adversely affect our product margins;

•	changes in the treatment practices of orthopedic surgeons;

•	changes in distributor relationships and sales force size and composition;

•	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;

•	fluctuations in foreign currency rates;

•	ability to obtain reimbursement for our products;

•	availability of raw materials;

•	work stoppages or strikes in the healthcare industry;

•	changes in FDA and foreign governmental regulatory policies, requirements and enforcement practices;

•	import and export inspections, which could impact the timing of delivery for either supplies or finished goods;

•	changes in accounting policies, estimates and treatments; and

•	general economic factors.
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
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
Use of proceeds from registered securities

On July 7, 2015, we closed our initial public offering, or IPO, of our common stock and issued and sold 10,350,000 shares of our common stock, including 1,350,000 shares of common stock issued upon the exercise in full by the underwriters, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., of their overallotment option, at a public offering price of $15.00 per share, for aggregate offering proceeds of approximately $155 million.

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

As of September 30, 2016, we have used approximately $105.6 million of the net proceeds from the offering as follows: $8.0 million to purchase and install capital equipment to expand our manufacturing capacity, approximately $50.5 million to expand and support our sales and marketing efforts, and approximately $20.0 million to fund research, development and clinical activities and approximately $27.0 million for other general corporate purposes. We have not used any of the net proceeds from our IPO to make payments, directly or indirectly, to any director or officer of ours, to any of their associates, to persons owning 10% or more of our common stock or to any affiliates of ours. We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 1, 2015.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: November 10, 2016

CONFORMIS, INC.
By:	/s/ Paul Weiner
Paul Weiner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Lease dated September 19, 2016 between Technology Park X Limited Partnership and ConforMIS, Inc. for 600 Technology Park Drive, Billerica, Massachusetts
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates management contract or other compensatory plan, contract or arrangement.
*	Furnished herewith.