Form 10-K
period 2016-12-31
ConforMIS Inc
filed 2017-03-08
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $153,555,964. As of February 28, 2017 there were 43,820,140 shares of the registrant’s Common Stock, $.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
These forward-looking statements include, among other things, statements about:

•
our estimates regarding the potential market opportunity and timing of estimated commercialization for our current and future products, including our iUni, iDuo, iTotal CR, iTotal PS and, if we receive required marketing clearances or approvals, our iTotal Hip;

•	our expectations regarding our sales, expenses, gross margins and other results of operations;

•	our strategies for growth and sources of new sales;

•	maintaining and expanding our customer base and our relationships with our independent sales representatives and distributors;

•	our current and future products and plans to promote them;

•	anticipated trends and challenges in our business and in the markets in which we operate;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	the future availability of raw materials used to manufacture, and finished components for, our products from third-party suppliers, including single source suppliers;

•	product liability claims;

•	the impact of our voluntary recall initiated in August 2015 on our business operations, financial results and customer relations;

•	patent infringement claims;

•	our ability to retain and hire necessary employees and to staff our operations appropriately;

•	our ability to compete in our industry and with innovations by our competitors;

•	potential reductions in reimbursement levels by third-party payors and cost containment efforts of accountable care organizations;

•	our ability to protect proprietary technology and other intellectual property and potential claims against us for infringement of the intellectual property rights of third parties;

•
potential challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	the impact of federal legislation to reform the United States healthcare system and the reimposition of the 2.3 percent medical device excise tax if and when the current moratorium is lifted;

•	the anticipated adequacy of our capital resources to meet the needs of our business;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and

•	our plans related to the move of our offices from Bedford, Massachusetts to Billerica, Massachusetts and Wilmington, Massachusetts.

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

ITEM 1. BUSINESS
Overview
We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which we refer to as customized, to fit each patient's unique anatomy. The worldwide market for joint replacement products is approximately $15 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We believe we are the only company offering a broad line of customized knee implants designed to restore the natural shape of a patient's knee. We have sold a total of more than 50,000 knee implants in the United States and Europe. In clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function and greater patient satisfaction compared to traditional, off-the-shelf implants. In 2015, we initiated the limited launch of iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market, and we initiated the broad commercial launch of the iTotal PS in March 2016.
Our iFit technology platform comprises three key elements:

•
iFit Design, our proprietary algorithms and computer software that we use to design customized implants and associated single-use, patient-specific instrumentation, which we refer to as iJigs, based on a computed tomography, or CT, scan of the patient and to prepare a surgical plan customized for the patient that we call iView.

▪	iFit Printing, a three-dimensional, or 3D, printing technology that we use to manufacture iJigs and that we may extend to manufacture certain components of our customized knee replacement implants.

•	iFit Just-in-Time Delivery, our just-in-time manufacturing and delivery capabilities.
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
Based on clinical data developed independently by orthopedic surgeons comparing our iTotal CR to off-the-shelf total knee replacement implants, as well as our own research and the common approach we employ in the design and manufacture of our products, we believe that our customized knee replacement implants offer significant benefits to patients, surgeons and hospitals that are not afforded by off-the-shelf implants.

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
As of February 28, 2017, we own or exclusively in-license a total of approximately 450 issued patents and pending patent applications that cover customized implants and patient-specific instrumentation, or PSI, for all major joints and other elements of our iFit technology platform. Our intellectual property portfolio includes 157 issued United States patents, 72 patents issued in countries outside the United States, and 227 patent applications worldwide. We believe that our patent portfolio provides a significant barrier to entry. See Note J - "Legal Proceedings" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for information regarding our patent litigation.
Our knee replacement products have been cleared by the U. S. Food and Drug Administration, or FDA, under the premarket notification process of Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and have received certification to CE Mark. We market our products to orthopedic surgeons, hospitals, and other medical facilities, and patients. We use direct sales representatives, independent sales representatives and distributors to market and sell our products in the United States, Germany, the United Kingdom and other markets.
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
Joint replacement market
According to the Orthopaedic Industry Annual Report for the 2014 calendar year, which was published in March 2015 by Orthoworld Inc., or the 2014 Orthoworld Report, worldwide sales of joint replacement products, including replacements for knees, hips, shoulders, elbows, wrists, ankles and digits outside of trauma, exceeded $15.4 billion in 2014 and are expected to grow to approximately $18 billion by the end of 2020. The 2014 Orthoworld Report estimated that worldwide sales of knee replacement products totaled approximately $7.5 billion in 2014. According to the Orthopaedic Industry Annual Report published in May 2014 by Orthoworld Inc., or the

2013 Orthoworld Report, 2013 estimated sales of knee replacement products in the United States represented approximately 56% of total estimated worldwide sales of such products.
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

•	iFit Printing, a 3D printing technology that we use to manufacture iJigs and may extend to manufacture certain components of our customized knee replacement implants.

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

Just-in-time delivery to hospital
We deliver the patient's customized knee implant, iJigs and iView to the hospital in advance of the surgery. We are able to deliver our products within six weeks in the United States and seven weeks internationally of the date of our receipt of an order, which includes a CT scan and an implant request form from the surgeon.

Key benefits of our customized products
We use our iFit technology platform to develop customized joint replacement systems and single-use surgical instruments. Based on clinical data developed independently by orthopedic surgeons comparing our iTotal CR to off-the-shelf total knee replacement implants, as well as our own research and the common approach we employ in the design and manufacture of all of our products, we believe that our customized knee replacement implants offer significant benefits to patients, surgeons and hospitals that are not afforded by off-the-shelf implants.

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

▪
Better function.  We design our customized implants to match the patient's natural "J" curves, corrected for deformities caused by osteoarthritis, preserve the patient's medial and lateral joint lines, and minimize up-and-down rocking and lift-off of the patient's condyles during normal knee movement. As a result, we believe that our implants have the potential to offer a more stable, natural feeling knee with normal kinematic pattern and function. Our summary of a study published online in the peer-reviewed Journal of Arthroplasty in 2016, comparing kinematics of our iTotal CR with off-the-shelf implants indicates that 21 of 24 patients studied with an iTotal CR as compared to only six of fourteen patients studied with off-the-shelf knee replacements showed a normal motion pattern for the lateral condyle during a deep knee bend. Also, the average magnitude of lateral condyle motion was significantly (p≤0.05) higher in patients with our iTotal CR implant when compared to the off-the-shelf implant. There were no differences in the motion pattern of the medial condyle. Additionally, patients with our iTotal CR exhibited significantly higher normal rotation patterns (p≤0.05), on average, when compared to patients with off-the-shelf implants. All procedures were performed by the same surgeon. This differential between the two groups was observed despite the apparent success of the implant procedure in all 38 patients based on a commonly used scoring system. We provided financial support for this study. One of the authors of this study also was a paid consultant to us, and one of them was a member of our scientific advisory board at the time this study was conducted.

▪
Greater patient satisfaction.  We believe our customized implants offer patients greater overall satisfaction with the results of their knee replacement. Our summary of a study of 70 patients who had undergone total knee replacement presented at the 2015 International Congress for Joint Reconstruction World Arthroplasty Congress, or 2015 ICJR World Arthroplasty Congress, indicates that the self-reported patient satisfaction score was statistically significantly higher in patients who had received our iTotal CR (p=0.04) than in a control group of patients who had received an off-the-shelf knee implant. Our summary of an ongoing multicenter study of 360 patients with our iTotal CR implant, which was presented at the ICJR Pan Pacific Orthopaedic Congress in 2016, indicates that patients who have completed one year since surgery report an overall satisfaction rate of 92% as determined from their responses in a patient reported outcome survey.

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

▪
Our femoral component is fitted using six cuts of the femur as compared to the five cuts typically used with off-the-shelf implants. We reviewed an abstract presented at the 2012 Annual Meeting of the British Association for Surgery of the Knee, which studied stress and fatigue in a six-cut femoral implant model that was thinner than a five-cut model by an average of two millimeters. The six-cut implant model displayed substantially lower maximum stress than a five-cut model at a known high-stress location. At the time of the study, two of the authors of this study were our employees, and two of the authors of this study were paid consultants to us. Based in part on this data, we believe our six-cut implants can be thinner than off-the-shelf implants without sacrificing implant strength. We believe a thinner implant requires the surgeon to remove less bone during implantation.

▪
Our summary of a peer reviewed study of 169 implants published in Reconstructive Review in 2016 indicates that our iTotal CR showed statistically significant less bone loss resection (p≤0.05) when compared to off-the-shelf implants. At the time of the study, two of the authors of this study were our employees, and one of the authors of this study was a paid consultant to us.

As a result, we believe our implants may appeal particularly to surgeons who treat young, active patients. The surgeons might otherwise recommend postponing surgery out of fear that the patient will not be eligible for a revision surgery if one becomes necessary.

▪
Fewer post-operative issues.  We believe our customized knee implants reduce the number of post-operative issues. Our review of a retrospective study of 248 patients who had undergone a total knee replacement, as presented in an abstract and further updated by a poster presented at the 2015 ICJR World Arthroplasty Congress, or the 2015 TKA Study, indicates that patients who received an iTotal CR had significantly lower transfusion rates (p=0.005) and adverse event rates at discharge (p=0.003) than patients who received an off-the-shelf total knee replacement implant. We provided financial support for this study. At the time of this study, one of the authors of this study was a paid consultant to us.

▪
Greater efficiency.  Because of the simplified surgical procedure used with our products, we believe total operating room time is reduced when implanting an iTotal CR as compared to an off-the-shelf implant. Our summary of the results of a retrospective study of 70 patients who had undergone total knee replacement presented at the 2015 ICJR World Arthroplasty Congress indicates that average overall operating room time was statistically significantly reduced (p=0.028) for the group of patients who received an iTotal CR in comparison with patients who received an off-the-shelf knee replacement. We believe surgeons can use these time savings to increase their productivity.

•For the hospital.  We believe that our customized implants and iFit technology platform provide a better economic outcome for hospitals through:

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

▪
Shorter stays.  We believe that our customized total knee replacements may shorten hospital stays. Our summary of the results of the 2015 TKA Study indicates that a statistically significantly greater percentage of patients who underwent total knee replacement were discharged in fewer than three days following surgery (p=0.037) in the iTotal CR group (42%) than in the off-the-shelf group (30%). Our summary of a study presented at the ICJR Pan Pacific Orthopaedic Congress 2016, of 62 patients with either our iTotal CR or an off-the-shelf implant in a “Fast Track” protocol, also indicates that a significantly higher (p≤0.05) proportion of iTotal CR patients (66%) were discharged in less than 1 day when compared to off-the-shelf patients (30%).

▪
Fewer adverse events.  Many insurers and third-party payors, including Medicare, require the hospital to bear the cost of treating infections and post-operative adverse events if they occur within 90 days following the implant procedure. If reusable instruments are not properly prepared prior to surgery, they are a potential source of costly infections. The lower number of reusable instruments used with our knee implants reduces the possibility of contaminated instruments. Our summary of the results of the 2015 TKA Study indicates that use of our iTotal CR statistically significantly reduced blood transfusion rates (p=0.005) and adverse event rates at discharge (p=0.003) as compared to an off-the-shelf knee implant. Our review of unpublished research sponsored by us also leads us to believe that use of our iTotal CR is associated with lower adverse event rates during the 90-day period following surgery. The reduction in adverse events observed during the 90-day period following surgery is meaningful because hospitals may not be reimbursed for additional post-operative follow up care during this period.

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

•
Leverage the clinical and economic benefits of our products and technologies.  We believe our customized knee implant products offer important clinical and economic benefits to patients, surgeons and hospitals. Potential benefits include better function, less bone resection, less blood loss, greater patient satisfaction, reduced length of stay and lower adverse event rates. These potential economic benefits for hospitals also include reduced procedure times and reduced instrument management, cleaning and sterilization costs. We believe that our iFit technology platform will allow us to offer products for other joints that also afford important clinical and economic benefits. We have designed and sponsored studies that support these clinical and economic data. We will continue to establish these potential benefits through the design and sponsoring of studies to increase our available clinical and economic data.

•
Broaden our product portfolio by launching additional customized orthopedic implants.  While our initial focus has been on the knee implant market, we believe our iFit technology platform is applicable to customized implants for all major joints in the body and multiple implant subcategories within each joint. In 2015, we initiated the limited launch of iTotal PS, our posterior-stabilized total knee replacement implant, to address the largest segment of the knee replacement market, and we initiated the broad commercial launch of iTotal PS in March 2016. In addition, we initially filed for marketing clearance of the iTotal Hip, our first customized hip replacement implant, in 2015 with the FDA; however, after consultation with the FDA, we elected to withdraw the application and, on September 28, 2016, we filed a new application seeking 510(k) clearance of our iTotal Hip. We also may seek to apply our iFit technology platform to develop additional product opportunities in the knee and hip replacement markets and other orthopedic markets in the longer-term, including shoulder, other extremities, spine and ligament reconstruction.

•
Expand our just-in-time manufacturing processes.  We have built state of the art manufacturing processes, including proprietary software and 3D printing capabilities. We are continuing to invest in these processes, as we believe they provide us important competitive advantages, including:

▪	expansion of gross margin through various initiatives, including the ongoing vertical integration of some of our manufacturing processes;

▪	shorter product design and development time frames; and

▪	continuous improvement of our products without making obsolete a large inventory of implants and instruments, in contrast to manufacturers of off-the-shelf implants;

•
Enhance our patent portfolio and continue to exploit our patent position.  As of February 28, 2017, we own or exclusively in-license a total of approximately 450 issued patents and pending patent applications that cover customized implants and PSI for all major joints and other elements of our iFit technology platform. See Note J - "Legal Proceedings" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for information regarding our patent litigation.

Our products
Knee replacement products
We offer a broad line of primary knee replacement implants, both partial and total, that we customize to fit the individual patient. Surgeons use our family of customized knee implants to treat mild to severe osteoarthritis of the knee. All of our knee replacement products have been cleared by the FDA under the premarket notification process of Section 510(k) of the FDCA and have received certification to CE Mark. We deliver our customized knee replacement implants and iJigs, together with iView, to the hospital in a single pre-sterilized package in advance of the scheduled arthroplasty procedure.
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
As with the knee, no two hips are the same. They vary in size and shape. As is the case for knee replacements, off-the-shelf hip replacement implants are offered in a limited number of standard shapes and sizes. Also, off-the-shelf hip implants require a large number of trays of reusable instruments with the same instrument management challenges and costs of cleaning and sterilization associated with off-the-shelf knee implants. In addition, orthopedic surgery using off-the-shelf hip implants is characterized by a difficult surgical technique and can suffer from a lack of reproducibility in component placement.
We continue to progress our iTotal Hip program using our iFit technology platform. Our iTotal Hip will be customized to the individual patient and designed to address the limitations of off-the-shelf hip implants. We also continue to evaluate commercialization of our iTotal Hip, including assessing market opportunities, identifying manufacturing and logistical infrastructure requirements, as well as profitability assessment.
We initially filed for marketing clearance of the iTotal Hip in 2015 with the FDA; however, after consultation with the FDA, we elected to withdraw the application and, on September 28, 2016, we filed a new application seeking 510(k) clearance of our iTotal Hip. We cannot predict if or when we will receive clearance or initiate the commercial launch of iTotal Hip. We believe the introduction of iTotal Hip will provide synergies with our existing line of customized knee implants because most surgeons who perform knee replacements also perform hip replacements. Thus, we expect that iTotal Hip would complement our existing product line, customer base, sales force and distribution channels.

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
The graphic below depicts our single package delivery systems for our iJigs and knee replacement products:

Clinical studies
In evaluating the clinical and economic benefits of our customized knee implants, we consider results obtained from studies sponsored by us, conducted by orthopedic surgeons who are paid consultants to us and conducted independently by orthopedic surgeons, including studies that compare our customized knee implants with off-the-shelf knee implants. As of January 1, 2017, there were 12 peer-reviewed journal articles and 42 abstracts either presented or accepted for presentation at conferences reporting on the results of clinical studies of our customized knee implants. Of the published or presented studies known to us that compared our knee replacement product to an off-the-shelf product, most reported either that the performance of our knee replacement product was superior to an off-the-shelf product on the reported measures or that there were no statistically significant differences detected between the performance of our knee replacement product and an off-the-shelf knee replacement product on those measures.
Sales and marketing
We market and sell our products in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Monaco, Singapore and Hong Kong. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated results of operations—Revenue" in this Annual Report on Form 10-K for a summary of product revenue by geography. We market our products to orthopedic surgeons, hospitals and other medical facilities, including ambulatory surgery centers, and patients. We use direct sales representatives, independent sales representatives and distributors to market and sell our products in the United States, Germany, the United Kingdom and other markets. We expect to expand the size of our sales and marketing capabilities by entering into additional direct sales, independent sales and distributor representative arrangements in key territories.
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
As part of our targeted regional commercial strategy, we identify metropolitan statistical areas, or MSAs, in the United States, in which--based on knee replacement procedure volume, surgeon density, prevailing average selling price for a knee replacement, and other factors--we believe we can become a top-three orthopedic implant supplier, as measured by knee replacement procedure volume. We work to significantly increase our sales in these markets by focusing on high-volume, influential surgeons who use our products. We create a tailored direct marketing strategy to increase consumer awareness in these markets. We believe we have achieved a greater than 10% share by volume of procedures in a number of these markets. At the end of 2014, we had achieved at least 10% market share of all primary knee replacements performed in 12 MSAs in the United States. At the end of 2015, we increased the number of MSAs in which we have at least 10% market share of all primary knee replacements to 22. At the end of 2016, we achieved at least 10% market share of all primary knee replacements in 26 MSAs.

Further, we intend to market our products to hospitals participating in the Comprehensive Care for Joint Replacement Model, or CJR, implemented by the Centers for Medicare and Medicaid Services. The CJR program is intended to push hospitals to manage post-acute care costs by establishing a target episode of care price for each hospital participant which includes payment for all related services received by Medicare beneficiaries through 90 days post-operatively. Hospitals would continue to be paid as they are now, however, on a yearly basis Medicare will reconcile actual prices against the target prices under CJR and participating hospitals will either keep savings or owe Medicare for price overages. Since publication of the proposed rule in July 2015, we have signed new contracts that allow us access to more than 50 additional hospitals that will participate in the CJR program. We plan to add more hospitals that are involved with the CJR program and we are adding participation in the Medicare CJR as a criterion for our targeted regional marketing strategy.
Research and development
Our internal research and development efforts are focused on continued innovation to develop customized implants for the knee and to assess the application of our iFit technology platform to other major joints in the body.
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
Our team of 33 full-time research and development employees has extensive experience in biomechanical engineering, manufacturing engineering and software engineering and development. A significant portion of our research and development activities involves the development of proprietary algorithms and computer software that underpins our entire iFit technology platform. For the years ended December 31, 2016, 2015 and 2014, company-sponsored research and development expenses were $16.6 million, $17.0 million and $15.1 million, respectively.
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
We produce the vast majority of our CAD designs in-house and use them to direct all of our product manufacturing efforts. As part of our manufacturing cost reduction efforts, in 2016, we began expanding our CAD labor overseas on a very limited basis. We manufacture all of our patient-specific instruments, or iJigs, in our facilities. Since November 2016, we have made all of the tibial trays used in our total knee implants at our facilities. We outsource the production of the femoral and other implant components to third-party suppliers. Our suppliers make our customized implant components using the CAD designs we supply.
We have established a diverse, approved supplier base that is skilled in medical device manufacturing. Our suppliers are primarily based in the United States. We do not have any long-term supply arrangements and purchase our supplies on a purchase order basis. We maintain a dual source capability for most of our purchased implant components in an effort to ensure supply reliability, flexibility and cost competitiveness. For certain raw materials, including the powders used for our 3D printing, we rely on sole source providers who service large portions of the markets for these materials.
In the future, if and as the volume of our product sales increases, we expect to take the following steps in connection with our manufacturing activities:

•	increase the production of certain components of our products that we manufacture in-house, which we believe we can manufacture at a lower unit cost than vendors we currently use;

•	continue to explore applying our 3D printing technology to select metal components of our products, which we believe can lower our unit costs compared to our current manufacturing methods;

•	develop new versions of our software used in the design of our customized joint replacement implants, which we believe will reduce costs associated with the design process;

•	continue expanding our CAD labor overseas; and

•	obtain more favorable pricing of certain components of our products manufactured for us by third parties.
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
We have received FDA clearance to apply our iFit 3D printing technology to manufacture the metal femoral implant component for our iTotal CR using direct metal laser sintering, or DMLS, using raw material that meets or exceeds the ASTM F-75 specification for chemical content and mechanical properties. ASTM F-75 is the accepted material standard for knee replacement femoral components. We continue to evaluate integrating DMLS into our manufacturing process.
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
We and our suppliers are subject to extensive regulation by the FDA under its Quality System Regulation, or QSR. The QSR requires manufacturers to establish and follow quality systems consistent with the QSR framework to ensure that their products consistently meet applicable requirements and specifications. In accordance with the QSR framework, we have validated or verified the processes used in the manufacturing and testing of our devices. Our Bedford and Wilmington manufacturing facilities are FDA registered, and we believe they are compliant with the FDA's QSR. We have also received certification from the British Standards Institution, or BSI, a Notified Body to the International Standards Organization of our quality system. Certification by a Notified Body is a necessary element of obtaining CE Marking in the EU. We are subject to periodic, announced and unannounced inspections by BSI, the FDA, and other governmental agencies. We continue to monitor our quality system and management efforts in order to maintain our overall level of compliance. See "—Regulatory requirements" below.
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

Patent rights
As of February 28, 2017 we owned or exclusively in-licensed 229 issued patents around the world, including 157 patents issued in the United States and 72 foreign patents.

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

As of February 28, 2017, we owned or exclusively in-licensed 227 patent applications, including 81 patent applications pending in the United States and 146 foreign patent applications.

•
With respect to the patent applications that we own relating primarily to our customized joint replacement implants, patient-specific instrumentation, and our iFit technology, the first were filed in 2001 and if patents issue on these applications, they would be expected to expire in 2022 and if patents issued on the other patent applications, such patents would be expected to expire between 2023 and 2036.

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
Patent litigation
On February 29, 2016, we filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew”) in the United States District Court for the District of Massachusetts Eastern Division, which we amended on June 13, 2016 ("Smith & Nephew Lawsuit"). The Smith & Nephew Lawsuit alleges that Smith & Nephew’s Visionaire® patient-specific instrumentation, as well as the implants systems used in conjunction with the Visionaire instrumentation, infringe nine of our patents, and it requests, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction.
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
Licenses to others
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

Trademarks
As of February 28, 2017, we have filed 152 trademark registrations in the United States and in other major markets worldwide, including the following marks: ConforMIS, iFit, iTotal, iDuo, and iUni. We have 18 trademark applications pending in the United States and in other major markets worldwide.

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

The prices that we charge our customers for our products vary from customer to customer based on such factors as the volume of product being purchased, geographic region, reimbursement environment and competitive factors. We believe that our current pricing for our products generally is within the same range as that of our principal competitors, with a premium of five percent on average.

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
To date, we have used exclusively the 510(k) premarket notification process to obtain regulatory clearance from the FDA for the marketing and sale of our joint replacement products in the United States. All of our currently marketed products are Class II devices marketed pursuant to 510(k) clearances. We expect that our iTotal Hip product would be classified as a Class II device. We initially filed for marketing clearance of the iTotal Hip in 2015 with the FDA; however, after consultation with the FDA, we elected to withdraw the application and, on September 28, 2016, we filed a new application seeking 510(k) clearance of our iTotal Hip. We cannot predict if or when we will receive clearance or initiate the commercial launch of iTotal Hip.
To date, none of our submissions to the FDA have entered the premarket approval stages or required the submission of clinical data. However, we have conducted and continue to conduct numerous post-market studies aimed at demonstrating the benefits of our customized knee replacement systems as compared to off-the-shelf systems.
Review and approval of medical devices in the EU
The EU Medical Devices Directive (Council Directive 93/42/EEC, as amended) sets out the basic regulatory framework for medical devices in the European Union. In the EU our medical devices must comply with the Essential Requirements in Annex I to the EU Medical Devices Directive, which we refer to as the Essential Requirements. Compliance with these requirements is a prerequisite to be able to affix the Certificate of Conformity mark, or CE Mark, to our medical devices, without which they cannot be marketed or sold in the European Economic Area, or EEA. To demonstrate compliance with the Essential Requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a third-party organization designated by competent authorities of an EU country to conduct conformity assessments, which is referred to as a Notified Body. The Notified Body would typically audit and examine products' technical file and the quality system for the manufacture, design and final inspection of the devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements.
To date, we have used the CE Marking process to satisfy the conformity standards required to market and sell our joint replacement products in the EU. The Notified Body that has conducted conformity assessments with respect to our joint replacement products is the BSI.
Even after we receive a CE Certificate of Conformity enabling us to affix the CE Mark on a product and to sell our product in the EEA countries, a Notified Body or a competent authority may require post-marketing studies of our product. Failure to comply with such requirements in a timely manner could result in the withdrawal of our CE Certificate of Conformity and the recall or withdrawal of our product from the market in the EU, which would prevent us from generating revenue from sales of that product in the EEA. Moreover, each CE Certificate of Conformity is valid for a maximum of five years, but more commonly three years. Our current CE Certificates of Conformity are valid through May 8, 2021 for our iTotal CR product, December 2, 2017 for our iUni product, June 11, 2019 for our iDuo product and March 5, 2020 for our iTotal PS product. At the end of each period of validity we are required to apply to the Notified Body for a renewal of the CE Certificate of Conformity. There may be delays in the renewal of the CE Certificate of Conformity or the Notified Body may require modifications to our products or to the related Technical Files before it agrees to issue the new CE Certificate of Conformity.
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
Product vigilance and post-approval monitoring in the EU
Additionally, all manufacturers placing medical devices into the market in the EU are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the competent authority in whose jurisdiction the incident occurred. In the EU, manufacturers must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the EU countries, and manufacturers are required to take field safety corrective actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. See "Risk Factors—Risks related to regulatory approval—If our products, or malfunction of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions, which could harm our business."
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
In January 2017, the rate of reimbursement for surgical procedures using our products in Germany was changed. Previously, all procedures in which our products were used were reimbursed under the same reimbursement code, or “Sonderprothesen”, OPS code 5.822.91. Beginning January 1, 2017, the reimbursement for surgical procedures using our iTotal CR and iTotal PS products increased by approximately 3.7%, while the reimbursement for surgical procedures using our iUni products decreased by approximately 36.3%, and the reimbursement for surgical procedures using our iDuo products decreased by approximately 27.0%. We believe that the change in the rate of reimbursement for surgical procedures using our iTotal CR and iTotal PS products will not materially impact sales in Germany. However, the change in the rate of reimbursement for surgical procedures using our iUni and iDuo products we believe will adversely impact our pricing and sales in Germany.
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

Financial information about segments and geographic areas
We operate as one reportable segment as described in Note B to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The countries in which we have local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), Germany, and the rest of the world, which consists of the United Kingdom predominately and several other foreign countries. Sales are attributable to a geographic area based upon the customer’s country of domicile. Net property, plant and equipment are based upon physical location of the assets. Additional financial information about geographic areas is included in Note O to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Employees
As of February 28, 2017, we had 387 employees, including 383 full-time employees, 78 of whom were engaged in sales and marketing, 33 in research and development, 179 in manufacturing and service, 45 in regulatory, clinical affairs and quality activities and 52 in general administrative and accounting activities. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
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
We have incurred significant net operating losses in every year since our inception and expect to incur net operating losses for the next several years. Our net loss was $58 million for the year ended December 31, 2016, $57 million for the year ended December 31, 2015 and $46 million for the year ended December 31, 2014. As of December 31, 2016, we had an accumulated deficit of $383 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing, manufacturing and other expenses as our business continues to grow and we expand our product offerings. Additionally, our general and administrative expense will continue to increase due to the additional operational and reporting costs associated with our expanded operations and being a public company. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. In addition, our growth may slow, for reasons described in these risk factors. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue our operations.
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
We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, borrowings under our 2017 Secured Loan Agreement, described in Note K to the Consolidated Financial Statements included in this Annual Report on Form 10-K, future capital raises through the issuance of equity securities, and revenues that we may generate in connection with licensing our intellectual property. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.
It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, we may subsequently abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even be required to scale back our operations.

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
We began operations in 2004, introduced our first product commercially in 2007 and only introduced our best-selling product, our iTotal CR, in 2011. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. In assessing our prospects, you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly companies engaged in the development and sales of medical devices. These risks include our ability to:

•	manage rapidly changing and expanding operations;

•	establish and increase awareness of our brand and strengthen customer loyalty;

•	restore and expand physician relationships after disruptions in supply or delays in delivery of our products;

•	implement the strategies and initiatives of our recently appointed President and Chief Executive Officer;

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
We may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, we may subsequently abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. We can also be negatively affected by general economic conditions. Because of our limited operating history, we may not have insight into trends that could emerge and negatively affect our business. As a result of these or other risks, our business strategy might not be successful.
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

In addition, as part of our commercial strategy we work to significantly increase our sales in targeted markets by focusing on high-volume, influential surgeons who use our products. As a result, orders from a relatively small number of surgeons provide a significant portion of our total revenue. The loss of, or significant curtailment of orders by, several of our high-volume doctors at the same time, including curtailments due to reduced reimbursement rates, adoption of our competitors’ products or the timing of orders by these doctors, may adversely affect our results of operations and financial condition.
We may not be successful in the development of, obtaining regulatory clearance for, or commercialization of, additional products.
We are expanding our offerings to include an additional joint replacement product for the knee, the iTotal PS, which we launched commercially, and have filed for FDA marketing clearance for a hip replacement product, the iTotal Hip. We initially filed for marketing clearance of the iTotal Hip in 2015 with the FDA; however, after consultation with the FDA, we elected to withdraw the application and, on September 28, 2016, we filed a new application seeking 510(k) clearance of our iTotal Hip. However, we may not be able to successfully commercialize the iTotal PS, and we may not be able to develop or obtain regulatory approval or clearance of or successfully commercialize the iTotal Hip on a timely basis or at all. Any factors that delay the commercial launch of, including the process for obtaining regulatory clearance for, additional products, or result in sales of additional products increasing at a lower rate than expected, could adversely affect our business, financial condition and operation results. In addition, even if we do launch additional products, there can be no assurance that these additional products will be accepted in the market or commercially successful or profitable.
With the exception of our iTotal Hip, all of the products we currently market in the United States have either received pre-market clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, or are exempt from pre-market review. The FDA's 510(k) clearance process requires us to show that our proposed product is "substantially equivalent" to another legally marketed product that did not require premarket approval. This process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require clinical studies. To date, we have not been required to conduct clinical studies or obtain clinical data in order to obtain regulatory clearance in the United States for our products. Additionally, to date, we have not been required to complete clinical studies in connection with obtaining regulatory clearance for the sale of our products outside the United States. If we must conduct clinical studies or obtain clinical data to obtain regulatory clearance or approval for any of our products in the United States or elsewhere. The results of such studies may not be sufficient to support regulatory clearance or approval. In addition, our costs of developing and the time to develop our products would increase significantly. Moreover, even if we obtain regulatory clearance or approval to market a product, the FDA, in the United States, or a Notified Body, in the EU, has the power to require us to conduct postmarketing studies beyond those we contemplate conducting. We may need to raise additional funds to support any such clinical efforts, and if we are required to conduct such clinical efforts, our results of operations would be adversely affected.
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
If clinical, functional or economic data does not demonstrate the benefits of using our products, surgeons may not use our products. In such circumstances, we may not achieve expected sales and may be unable to achieve profitability. To understand the clinical, functional and economic benefits of using our products, surgeons may refer to published studies sponsored by us, conducted by orthopedic surgeons who were paid consultants to us or conducted independently by orthopedic surgeons comparing our customized products to off-the-shelf products. To the extent such studies do not report favorably on our products, surgeons may be less likely to use our products. We are aware of two such clinical studies. The first was published in the Journal of Arthroplasty in 2016, conducted by a single surgeon and involving only 21 iTotal CR patients, in which our iTotal CR product performed less well than off-the-shelf knee replacement products. This study compared our iTotal CR product to posterior-stabilized and non-cemented rotating platform CR implants, which we believe makes the comparison of questionable value. The measures on which our iTotal CR product performed less well than the off-the-shelf products were range of motion at six weeks (although our iTotal CR product performed equally well at the patient's two year follow-up), Satisfaction and KSS pain scores at two years post-surgery and manipulation under anesthesia, or MUA, a procedure used post-operatively to adjust a knee replacement implant to improve its function. The second such study was published in Kansas Journal of Medicine in 2016 and investigated MUA rates in 21 patients with the iTotal CR and 57 patients with an off-the-shelf PS implant performed by a single surgeon. The measures on which our iTotal CR product performed less well than the off-the-shelf products were range of motion at six weeks and MUA rates. However, in a multi-center study of our iTotal CR product involving 360 patients for which we provided financial support, the 3.11% rate of MUA for our iTotal CR product was substantially lower than the 28.6% rate of MUA shown in these single surgeon studies. Additionally, the patients who had completed their one year follow-up in the multicenter study reported a 92% satisfaction rate. See "Business-Clinical studies" for additional information on this multi-center study. By comparison, the rate of MUA reported in a separate study of off-the-shelf implants was 4.6%.
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
We are continually engaged in product development, research and improvement efforts. Our ability to grow sales depends on our capacity to keep up with existing or new products and technologies in the joint replacement product markets. If our competitors are able to develop and introduce new products and technologies before us, they may gain a competitive advantage and render our products and technologies obsolete. The additional markets into which we plan to expand our business are subject to similar competitive pressures and our ability to successfully compete in those markets will depend on our ability to develop and market new products and technologies in a timely manner.
We believe that offering a broad line of joint replacement products is important to convincing surgeons to use our products generally. If market acceptance of iTotal PS is less than we expect, the growth in sales of our existing products may slow and our financial results would be adversely affected. The success of our product development efforts will depend on many factors, including our ability to:

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
Moreover, research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology or other innovation. Our research and development efforts may result in products or technologies for which market demand is lower than anticipated or for which we are otherwise unable to adequately commercialize and, as a result, abandon, defer or modify such efforts. Our competition may respond more quickly to new or emerging technologies, undertake more effective marketing campaigns, adopt more aggressive pricing policies, have greater financial, marketing and other resources than us or may be more successful in attracting potential customers, employees and strategic partners.
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
U.S. President Donald Trump and other U.S. lawmakers have made statements about potentially repealing and/or replacing the PPACA and other associated laws, although specific legislation for such a repeal or replacement has not yet been introduced. To the extent that future changes affect how our products are paid for and reimbursed by government and private payers, or otherwise affect our business, our business could be adversely impacted.
Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for orthopedic implants and procedures. Many countries use a system of Diagnosis Related Groups to set a price for a particular medical procedure, including orthopedic implants that will be used in that procedure. In the EU, the pricing of medical devices is subject to governmental control, and pricing negotiations with governmental authorities can take considerable time after a device has been CE marked. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended collection periods. Further, reimbursement rates for our products in other jurisdictions, including in Germany, where in the past we have attained reimbursement rates at higher price points than some competitive products, has changed negatively for certain of our products and could further change negatively in Germany and other jurisdictions.
In January 2017, the rate of reimbursement for surgical procedures using our products in Germany was changed. Previously, all procedures in which our products were used were reimbursed under the same reimbursement code, or “Sonderprothesen”, OPS code 5.822.91. Beginning January 1, 2017, the reimbursement for surgical procedures using our iTotal CR and iTotal PS products increased by approximately 3.7%, while the reimbursement for surgical procedures using our iUni products decreased by approximately 36.3%, and the reimbursement for surgical procedures using our iDuo products decreased by approximately 27.0%. We believe that the change in the rate of reimbursement for surgical procedures using our iTotal CR and iTotal PS products will not materially impact sales in Germany. However, we believe that the change in the rate of reimbursement for surgical procedures using our iUni and iDuo products will adversely impact our pricing and sales in Germany.
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
We depend on relationships with independent sales representatives and distributors of orthopedic implants and instrumentation for the marketing and sales of our products in geographic regions that are not targeted by our direct sales force, including parts of the United States, Switzerland, Hong Kong and Singapore. Revenues generated from the sales of our products by independent sales representatives represented approximately 71% of our total revenue from sales of our products in the United States for the year ended December 31, 2016, approximately 61% of our total revenue from sales of our products in the United States for the year ended December 31, 2015 and approximately 52% of our total revenue from sales of our products in the United States for the year ended December 31, 2014. We did not generate any revenue from sales of our products by independent sales representatives outside the United States in the years ended December 31, 2016, 2015 and 2014. Revenues generated from the sales of our products to distributors represented approximately 5% of our total revenue from sales of our products outside the United States for the years ended December 31, 2016 and 2015, and approximately 4% of our total revenue from sales of our products outside the United States for the year ended December 31, 2014. We did not generate any revenue from sales of our products to distributors in the United States in the years ended December 31, 2016, 2015 and 2014. We have entered into agreements with these independent sales representatives and distributors; we have a limited ability, however, to influence the efforts of these independent sales representatives and distributors. Relying on independent sales representatives and distributors for our sales and marketing could harm our business for various reasons, including:

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
As of December 31, 2016, we did not have any debt under our credit facility with the Massachusetts Development Finance Agency, referred to as the MDFA facility, because the remaining loan balance of $0.2 million was voluntarily prepaid in December 2016.
In January 2017, we entered into a senior secured $50 million loan and security agreement (the "2017 Secured Loan Agreement") with Oxford Finance, LLC ("Oxford"), consisting of three term loans issued by Oxford, (the "Oxford Term Loans"), with $15 million issued for each of the first two term loans and $20 million issued for the third term loan, in each case, subject to the satisfaction of certain revenue milestones and customary drawdown conditions. In January 2017, in connection with our entry into the 2017 Secured Loan Agreement, we drew down the first $15 million term loan. For further information regarding this facility, see “Note R—Subsequent Events—2017 Secured Loan Agreement” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against assets securing the credit facilities, including the Company’s cash.  These events of default include, among other things, the Company’s failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, the Company’s failure to meet defined measures of financial performance, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000, one or more judgments against us in an amount greater than $500,000, a material adverse change with respect to any governmental approval and any delisting event.
Our financial obligations and contractual commitments, including any additional indebtedness that we may incur, could increase our vulnerability to adverse changes in general economic, industry and market conditions; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and place us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. Additionally, with respect to our current indebtedness and any future debt that we may secure, our failure to perform financially according to the terms of the loan agreement or otherwise perform or satisfy the covenants of the loan agreement could materially adversely affect us, for example, by causing us to pay increased interest, causing us to have to repay some or all of the principal of the loan on an accelerated basis, providing the lender with the ability to foreclose the loan, causing the lender to have recourse against some or all of our assets used as collateral in the loan, including, without limitation, our cash, our intellectual property, any other of our assets, and triggering other potentially adverse consequences under the terms of any loan agreement.
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
Our current and planned future products are complex and require the integration of a number of separate components and processes. To become profitable, we must manufacture our products in increased quantities in compliance with regulatory requirements and at an acceptable cost. Increasing our capacity to manufacture our products on this scale may require us to introduce new manufacturing processes, including direct metal laser sintering, or DMLS, 3D printing of metal implant components and vertical integration of the manufacturing process by performing machining, polishing and other finishing services in-house, and to improve internal efficiencies. To date, we have not used 3D printing technology to manufacture commercially the metal implants that are used in our joint replacement systems. In addition, we have limited commercial manufacturing experience with respect to our iTotal PS knee and no commercial manufacturing experience with respect to any future products that we may develop.
If we are unable to satisfy commercial demand for our products due to our inability to manufacture them in compliance with applicable laws and regulations, due to our inability to meet demand with in-house production or with outside suppliers, or due to temporary or permanent reduced manufacturing capabilities, our business and financial results, including our ability to generate revenue, would be impaired, market acceptance of our products could be diminished and customers may instead purchase our competitors' products.
We may encounter other difficulties in increasing and expanding our manufacturing capacity, including difficulties:

•	acquiring raw materials for 3D printing;

•	deploying new manufacturing processes, including DMLS 3D printing;

•	acquiring manufacturing equipment;

•	managing production yields;

•	maintaining quality control and assurance;

•	maintaining component availability;

•	maintaining adequate control policies and procedures;

•	hiring and retaining qualified personnel; and

•	complying with state, federal and foreign regulations.
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
We purchase raw materials, including polymer powders that currently are used, and metal powders we intend to use, in our 3D printing and manufacturing processes from a limited number of third-party suppliers. Because we rely on these few suppliers and generally maintain a forward inventory of these materials sufficient only for approximately three months of supply, there are a number of risks in our business, including:

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
We rely on third-party suppliers to manufacture certain implant components, packaging materials, and instrumentation used in our joint replacement products that we do not currently manufacture ourselves. Currently, our in-house manufacturing is limited to our iJigs and the tibial trays used in our total knee implants. We outsource the manufacture of the remainder of the tibial components and femoral and other implant components to third-party suppliers. While we plan to establish additional internal manufacturing capabilities for our implant components, we also expect that we will continue to rely on third-party suppliers to manufacture and supply certain of our implant components. For us to be successful, these manufacturers must be able to provide us with these components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and, in particular, on a timely basis. Our anticipated growth could strain the ability of our suppliers to manufacture and deliver an increasingly large supply of implants and components. Manufacturers often experience difficulties in scaling up production, including problems with quality control and assurance.
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
We sell our products internationally in Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore and Hong Kong. We expect that our international activities will increase over the foreseeable future as we continue to pursue opportunities in international markets. During each of the years ended December 31, 2016, 2015 and 2014 approximately 21%, 25% and 29% of our revenue was attributable to our international customers, respectively, and as of December 31, 2016, approximately 5% of our employees were located outside the United States. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S., Canadian, EU and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Therefore, we are subject to risks associated with having international operations. These international operations will require significant management attention and financial resources.
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
We are highly dependent on the medical device industry expertise of principal members of our management, scientific and development teams, including Mark Augusti, our President and Chief Executive Officer, and Daniel Steines, our Chief Technology Officer. We have formal employment agreements with our executive officers. These agreements do not prevent them from terminating their employment with us at any time. In addition, we do not carry key-man insurance on any of our executive officers or employees and may not carry any key-man insurance in the future.
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
We are in the process of implementing, and may further implement, new strategies, priorities and initiatives under our recently appointed President and Chief Executive Officer, which could affect our performance and could result in an alteration of our strategy moving forward. We also may no longer have access to the institutional knowledge of our prior President and Chief Executive Officer.
Mark A. Augusti became our new President and Chief Executive Officer effective as of November 14, 2016. The transition has resulted in, and could further result in, changes in business strategy, priorities and initiatives. Any such changes could have a negative effect on our business and financial performance. We believe this caused and may continue to cause uncertainty among investors, employees, creditors and others concerning our future direction and performance. Any disruption, uncertainty, change in strategy, alteration of business priorities, or implementation of new initiatives could have a material adverse effect on our results of operations and financial condition and the market price of our common stock. Additionally, Dr. Lang, who has been associated with the Company in various capacities since its inception, including advisor, director, President and Chief Executive Officer, and who was a founder of the Company, possessed certain institutional knowledge, technical knowledge, and industry relationships related to the Company, its business, its products and it’s research and development efforts to which the Company may not have access on a regular basis or at all. Our ability to operate our business may be adversely affected without access to such knowledge and relationships.
Our management could have interests that conflict with our interests and the interests of our shareholders.
We are party to revenue share agreements with certain past and present members of our scientific advisory board and our previous Chief Executive Officer and current director, Dr. Lang, that relate to these individuals' participation in the design and development of our products and related intellectual property. Compensation under these agreements for services rendered by these individuals includes a product revenue share. The existence of the revenue share arrangement may create a conflict of interest. For example, these advisors and Dr. Lang may favor decisions that result in our making expenditures and allocating resources that increase revenue but do not result in profits or do not result in profits as great as other expenditures and allocations of resources would. Dr. Lang's equity interest, through his common stock and option ownership may, depending on the level of his equity interest and the level of our revenues, reduce this conflict. If any such decisions were made, however, our business could be harmed.

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
We have received in the past, and may receive in the future, particularly as a public company, communications from various industry participants and patent holders alleging our infringement of their patents, trade secrets or other intellectual property rights or offering licenses to such intellectual property. We are aware of non-practicing entities that are seeking to exploit patents in the orthopedic area. In particular, in October 2015 we were sued for patent infringement by one such non-practicing entity, Orthopedic Innovations, Inc., alleging that our iUni G2 and iDuo G2 partial knee replacement surgical techniques infringe an existing patent. Among other relief, the plaintiff sought damages for willful infringement, attorney’s fees, costs and a permanent injunction. On March 28, 2016, the plaintiff voluntarily dismissed the action. Because the action was dismissed without prejudice, the plaintiff could initiate a claim against us again on the same patent. This lawsuit is described in more detail in Part II, "Item 3—Business—Legal Proceedings," of this Annual Report on Form 10-K.
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
Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for knee replacement procedures. Knee replacement surgery, as well as other joint replacement surgery, involves significant risk of serious complications, including bleeding, infection, instability, dislocation, nerve injury and death. In addition, joint replacement surgery involves product risks, including failures over time due to polyethylene wear and aseptic loosening, which is a condition caused by wear debris generated by the implant. We or our suppliers could suffer breaches to our sterilization procedures, which could cause contamination of the affected components and products we market and ultimately could cause infections in patients. Moreover, patients may be dissatisfied with the results of joint replacement surgery even if there is no medical complication. Furthermore, if orthopedic surgeons are not sufficiently trained in the use of our products, they may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes or patient injury. We could become the subject of product liability lawsuits alleging that component failures, malfunctions, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients.
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

•	the FDA or other regulatory authorities or an institutional review board may place a clinical trial on hold or partial hold;

•	institutional review boards and third-party clinical investigators may delay or reject our trial protocol;

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
As part of the conformity assessment process, depending on the type of device, an entity authorized to conduct the conformity assessment, which is referred to as a Notified Body, will review the manufacturer's clinical evaluation process, assess the clinical evaluation data of a representative sample of the device's subcategory or generic group, or assess all the clinical evaluation data, verify the manufacturer's assessment of that data and assess the validity of the clinical evaluation report and the conclusions drawn by the manufacturer. We conduct clinical studies to obtain clinical data as part of the clinical evaluation process. The conduct of clinical studies to obtain clinical data that is currently required or that might be required in the future as part of the clinical evaluation process.
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
Even after we receive a CE Certificate of Conformity enabling us to affix the CE Mark to a product and to sell our product in the EEA, a Notified Body or a competent authority may require post-marketing studies of our product. Failure to comply with such requirements in a timely manner could result in the withdrawal of our CE Certificate of Conformity and the recall or withdrawal of our product from the market in the European Union, which would prevent us from generating revenue from sales of that product in the EEA. Moreover, each CE Certificate of Conformity is valid for a maximum of five years, but more commonly three years. Our current CE Certificates of Conformity are valid through May 8, 2021 for our iTotal CR product, December 2, 2017 for our iUni product, June 11, 2019 for our iDuo product and March 5, 2020 for our iTotal PS product. At the end of each period of validity we are required to apply to the Notified Body for a renewal of the CE Certificate of Conformity. There may be delays in the renewal of the CE Certificate of Conformity or the Notified Body may require modifications to our products or to the related technical files before it agrees to issue the new CE Certificate of Conformity.
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
Any future products that we develop, including a hip or other joint replacement product, will require FDA clearance of a 510(k) or FDA approval of a PMA. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products.
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
The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA inspected our Wilmington facility in September 2015. While none of these inspections have resulted in any significant observations or warning letters, we cannot provide assurance that we can maintain a comparable level of regulatory compliance in the future at our facilities or that future inspections will have the same result.
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
In particular, our voluntary recall announced on August 31, 2015 adversely affected our business and may continue to adversely affect our business in a number of ways, including through the financial impact from lost sales of the recalled products, reduction of our production capacity over the period of our investigation and resolution of the root cause of the recall, commercial disruption, damage to our reputation with orthopedic surgeons, consumers, healthcare providers, distributors and other business partners, and the filing of a putative class action complaint against us and certain of our officers alleging violations of securities laws.
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
In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. The FDA has recently adopted new guidance related to issues associated with product development, such as sterilization and packaging of products, that may adversely affect regulatory clearances that we are currently seeking or the timing of those regulatory clearances, and may adversely affect regulatory clearances or approvals that we seek in the future. Any new regulations or guidance or revisions or reinterpretations of existing regulations or guidance may impose additional costs or lengthen review times of our products or affect our ability to obtain clearance or approval of our new products. Delays in receipt of, or failure to receive, regulatory clearances or approvals for our new products would have a material adverse effect on our business, results of operations and financial condition.
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
Risks related to other legal and compliance matters
We have been subject to securities class action litigation and may be subject to similar or other litigation in the future, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.
On September 3, 2015, a purported securities class action lawsuit was filed against us, our chief executive officer and chief financial officer in the United States District Court for the District of Massachusetts, alleging, among other things, that the defendants violated federal securities laws by allegedly making misrepresentations or failing to make proper disclosures regarding our manufacturing process prior to our voluntary recall of specific serial numbers of patient-specific instrumentation for our iUni, iDuo, iTotal CR and iTotal PS knee replacement product systems. Among other relief, the plaintiff seeks certification of the class, unspecified compensatory damages, interest, attorneys’ fees, expert fees and other costs. On August 3, 2016, the court granted our motion to dismiss this class action in its entirety, and denied the plaintiffs’ request to replead their allegations.  The plaintiffs did not appeal within the allowed timeframe.
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

•
changes in the number of cancelled sales orders and surgical cases using our implants that occur in a quarter or during other reporting periods, which may adversely affect our product margins, revenue and other aspects of our business;

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
Our executive officers, directors and principal stockholders and their affiliates beneficially own in the aggregate, shares representing approximately 50.33% of our capital stock as of December 31, 2016. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
As of December 31, 2016, we had federal net operating loss, or NOL, carryforwards of $324 million and state NOL carryforwards of $168 million available to reduce future taxable income. These federal and state NOL carryforwards will begin to expire in 2020, if not utilized. Utilization of these NOL and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicate that we experienced ownership changes, as defined by Section 382 of the Code. We have not identified NOLs that, as a result of these limitations, will expire unused. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to further limitations, which could result in increased future tax liability to us. All or a portion of the carryforwards could expire before being available to reduce future income tax liabilities.
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
Pursuant to SOX Section 404 we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC after we become a public company, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have and will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk in the future that neither we nor our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
We may encounter issues with our planned move of our headquarters and the relocation of certain manufacturing processes.
We plan to move our headquarters from our current location in Bedford, Massachusetts to a facility in Billerica, Massachusetts. As part of that move, we also plan to consolidate certain manufacturing processes at our facility in Wilmington, Massachusetts. As part of the relocation, in March 2017, we expect to occupy an additional 18,000 square feet at our facility in Wilmington, MA under an amendment to the lease that expires in April 2021. In

April 2017, we expect to occupy approximately 45,000 square feet of office space in Billerica, Massachusetts under a lease that expires in October 2025. We may experience disruption in our business, including internal operations and manufacturing, as a result of issues we may encounter as part of of the relocations of our offices and manufacturing processes to other facilities, including, without limitation, the inability to occupy the facilities in Wilmington or Billerica as scheduled, the inability to complete all required construction as scheduled, the inability install required information technology infrastructure on a timely basis, to the inability to relocate as scheduled, technical problems with manufacturing processes associated with the relocation and commencing the manufacturing processes in a new location, and other potential issues associated with the relocations. Depending on the severity of any issues we may encounter during the relocations, any disruption could have a material adverse impact on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Our principal facilities consist of office space and manufacturing facilities in Bedford and Wilmington Massachusetts. We occupy approximately 90,000 square feet of office and manufacturing space in Bedford, Massachusetts under a lease that expires in April 2017. We occupy approximately 41,000 square feet of manufacturing space in Wilmington, Massachusetts under a lease that expires in July 2022. In March 2017, we expect to occupy an additional 18,000 square feet at our facility in Wilmington, MA under an amendment to the lease that expires in April 2021. In April 2017, we expect to occupy approximately 45,000 square feet of office space in Billerica, Massachusetts under a lease that expires in October 2025.
In 2015, we also occupied approximately 29,000 square feet of manufacturing space in Burlington, Massachusetts under a lease that expired in July 2015. We completed the transfer of our activities from the Burlington, Massachusetts facility to our facility in Wilmington, Massachusetts, in August 2015.
ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where we sell our products.
On September 3, 2015, a purported securities class action lawsuit was filed against us, our chief executive officer and chief financial officer in the United States District Court for the District of Massachusetts, alleging, among other things, that the defendants violated federal securities laws by allegedly making misrepresentations or failing to make proper disclosures regarding our manufacturing process prior to our voluntary recall of specific serial numbers of patient-specific instrumentation for our iUni, iDuo, iTotal CR and iTotal PS knee replacement product systems. Among other relief, the plaintiff seeks certification of the class, unspecified compensatory damages, interest, attorneys’ fees, expert fees and other costs. On August 3, 2016, the court granted our motion to dismiss this class action in its entirety, and denied the plaintiffs’ request to replead their allegations.  The plaintiffs did not appeal within the allowed timeframe.
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

For further information regarding such legal proceedings, see the section entitled “Legal Proceedings” of “Note J-Commitments and Contingencies” in this Annual Report on Form 10 -K.

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

	High	Low
Year ended December 31, 2015:
Third Quarter	$26.93	$13.33
Fourth Quarter	$23.62	$16.53
Year ended December 31, 2016:
First Quarter	$17.35	$7.555
Second Quarter	$13.83	$4.80
Third Quarter	$10.00	$6.62
Fourth Quarter	$10.93	$6.66
Holders of Our Common Stock
As of February 28, 2017, there were approximately 183 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the S&P 500 Health Care Equipment Index from July 1, 2015 (the first date that shares of our common stock were publicly traded) through December 31, 2016. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on July 1, 2015, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

On October 10, 2016, warrants covering 166,665 shares were exercised via net share settlement, and we issued 17,709 shares of common stock to Aeris Capital Archer L.P. as a result of the exercise. The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, in that the transactions did not involve a public offering. We did not sell any other shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the year ended December 31, 2016 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q.

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

As of December 31, 2016, we have used approximately $130.4 million of the net proceeds from the offering as follows: $8.8 million to purchase and install capital equipment to expand our manufacturing capacity, approximately $60.5 million to expand and support our sales and marketing efforts, approximately $23.9 million to fund research, development and clinical activities and approximately $37.2 million for general corporate and other purposes.  We have not used any of the net proceeds from our IPO to make payments, directly or indirectly, to any director or officer of ours, to any of their associates, to persons owning 10% or more of our common stock or to any affiliates of ours. We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 1, 2015.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the balance sheet data as of December 31, 2014 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any period are not necessarily indicative of results to be expected in any future period.

	Years ended December 31,
(in thousands, except share and per share data)	2016	2015	2014

Consolidated statements of operations data:
Revenue	$79,899	$66,887	$48,186
Cost of revenue	53,192	45,102	32,374
Gross profit	26,707	21,785	15,812
Operating expenses:
Sales and marketing	41,086	37,558	29,367
Research and development	16,608	16,997	15,107
General and administrative	25,157	23,191	16,763
Total operating expenses	82,851	77,746	61,237
Loss from operations	(56,144)	(55,961)	(45,425)
Other income and expenses
Interest income	487	138	104
Interest expense	(138)	(1,385)	(360)
Loss on extinguishment of debt	—	(205)	—
Foreign currency transaction loss	(1,607)	—	—
Other income (expense), net	(123)	208	—
Total other income/(expenses), net	(1,381)	(1,244)	(256)
Loss before income taxes	(57,525)	(57,205)	(45,681)
Income tax provision	63	41	41
Net loss	$(57,588)	$(57,246)	$(45,722)
Net loss per share applicable to common stockholders—basic and diluted	$(1.39)	$(2.60)	$(10.78)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	41,521,629	21,993,066	4,239,564

	December 31,
(in thousands)	2016	2015	2014

Consolidated balance sheet data:
Cash and cash equivalents	$37,257	$117,185	$37,900
Investments	28,242	—	—
Working capital	81,577	132,894	45,036
Total assets	112,810	159,369	71,278
Long term debt, including current portion	—	478	10,620
Total stockholders' equity	94,055	141,212	49,827

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

 Overview

We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which we refer to as customized, to fit each patient’s unique anatomy. The worldwide market for joint replacement products is approximately $15 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We believe we are the only company offering a broad line of customized knee implants designed to restore the natural shape of a patient’s knee. We have sold a total of more than 50,000 knee implants in the United States and Europe. In clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function and greater patient satisfaction compared to off-the-shelf implants. In 2015, we initiated the limited launch of iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market and we initiated the broad commercial launch of the iTotal PS in March 2016.

Our iFit technology platform comprises three key elements:

•
iFit Design, our proprietary algorithms and computer software that we use to design customized implants and associated single-use patient-specific instrumentation, which we refer to as iJigs, based on computed tomography, or CT scans of the patient and to prepare a surgical plan customized for the patient that we call iView.

•	iFit Printing, a three-dimensional, or 3D, printing technology that we use to manufacture iJigs and that we may extend to manufacture certain components of our customized knee replacement implants.

•	iFit Just-in-Time Delivery, our just-in-time manufacturing and delivery capabilities.

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

On August 31, 2015, we announced a voluntary recall of specific serial numbers of patient-specific instrumentation for our iUni, iDuo, iTotal CR and iTotal PS knee replacement product systems. The recalled products were manufactured and distributed from our Wilmington manufacturing facility between July 18, 2015 and August 28, 2015. We isolated the root cause to a step in our ethylene oxide sterilization process conducted by a vendor. We have since completed final testing and implemented corrective actions, and we resumed normal production in October 2015. Our voluntary recall announced on August 31, 2015 has adversely affected our business in a number of ways, including through the financial impact from lost sales of the recalled products, reduction of our production capacity over the period of our investigation and resolution of the root cause of the recall, commercial disruption, slower than expected ramp in new orders and damage to our reputation with orthopedic surgeons, consumers, healthcare providers, distributors and other business partners.

Cost of revenue

We produce the vast majority of our computer aided designs, or CAD, in-house and use them to direct all of our product manufacturing efforts. Until July 2015, we manufactured all of our patient-specific instruments, or iJigs, in our facilities in Burlington and Wilmington, Massachusetts. Since August 2015, we have manufactured all of our iJigs in our Wilmington facility.  Since November 2016, we also make in our facilities all of the tibial trays used in our total knee implants. We outsource the production of the remainder of the tibial components and the manufacture of femoral and other implant components to third-party suppliers. Our suppliers make our customized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, manufacturing supplies, inbound freight and manufacturing overhead and depreciation expense.

We calculate gross margin as revenue less cost of revenue divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including primarily volume of units produced, mix of product components manufactured by us versus sourced from third parties, our average selling price, the geographic mix of sales, product sales mix, the number of cancelled sales orders resulting in wasted implants, and royalty revenue.

We expect our gross margin from the sale of our products, which excludes royalty revenue, to expand over time to the extent we are successful in reducing our manufacturing costs per unit and increasing our manufacturing efficiency as sales volume increases. We believe that areas of opportunity to expand our gross margins in the future, if and as the volume of our product sales increases, include the following:

•	absorbing overhead costs across a larger volume of product sales;

•	obtaining more favorable pricing for the materials used in the manufacture of our products;

•	obtaining more favorable pricing of certain component of our products manufactured for us by third parties;

•	increasing the proportion of certain components of our products that we manufacture in-house, which we believe we can manufacture at a lower unit cost than vendors we currently use;

•	developing new versions of our software used in the design of our customized joint replacement implants, which we believe will reduce costs associated with the design process; and

•	expanding our CAD labor overseas, which we believe will reduce labor costs required to design our products.

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

Research and development.    Research and development expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for personnel employed in research and development, regulatory and clinical areas. Research and development expense also includes costs associated with product design, product refinement and improvement efforts before and after receipt of regulatory clearance, development prototypes, testing, clinical study programs and regulatory activities, contractors and consultants, and equipment and software to support our development. As our revenue increases, we will also incur additional expenses for revenue share payments to our past and present scientific advisory board members, including one of our directors. We expect research and development expense to increase in absolute dollars as we develop new products to expand our product pipeline, add research and development personnel and conduct clinical activities.

General and administrative.    General and administrative expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for our administrative personnel that support our general operations, including executive management, general legal and intellectual property, finance and accounting, information technology and human resources personnel. General and administrative expense also includes outside legal costs associated with intellectual property and general legal matters, financial audit fees, insurance, fees for other consulting services, depreciation expense, freight, and facilities expense. We expect our general and administrative expense will increase in absolute dollars as we increase our headcount and expand our infrastructure to support growth in our business and our operations as a public company. We anticipate increased expenses associated with being a public company will include increases in audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, business insurance premiums and investor relations costs. As our revenue increases we also will incur additional expenses for freight. Our general and administrative expense may fluctuate from period to period due to the timing and extent of the expenses.

Total other income (expense), net

Total other income (expense), net consists primarily of interest expense and amortization of debt discount associated with our term loans outstanding during the year and realized gains (losses) from foreign currency transactions. The effect of exchange rates on our foreign currency-denominated asset and liability balances are recorded in other income (expense) and are recorded as foreign currency translation adjustments in the consolidated statements of comprehensive loss.

Income tax provision

Income tax provision consists primarily of a provision for income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including net operating loss carryforwards and research and development credits and other tax credits.

Consolidated results of operations

Comparison of the years ended December 31, 2016 and 2015

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2016		2015		2016 vs 2015
Years Ended December 31,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$78,921	99%	$62,791	94%	$16,130	26%
Royalty	978	1	4,096	6	(3,118)	(76)
Total revenue	79,899	100	66,887	100	13,012	19
Cost of revenue	53,192	67	45,102	67	8,090	18
Gross profit	26,707	33	21,785	33	4,922	23

Operating expenses:
Sales and marketing	41,086	51	37,558	56	3,528	9
Research and development	16,608	21	16,997	25	(389)	(2)
General and administrative	25,157	31	23,191	35	1,966	8
Total operating expenses	82,851	104	77,746	116	5,105	7
Loss from operations	(56,144)	(70)	(55,961)	(84)	(183)	—
Total other income/(expenses), net	(1,381)	(2)	(1,244)	(2)	(137)	(11)
Loss before income taxes	(57,525)	(72)	(57,205)	(86)	(320)	(1)
Income tax provision	63	—	41	—	22	54
Net loss	$(57,588)	(72)%	$(57,246)	(86)%	$(342)	(1)%

Revenue.    Product revenue was $78.9 million for the year ended December 31, 2016 compared to $62.8 million for the year ended December 31, 2015, an increase of $16.1 million or 26%, due principally to increased sales of our first primary total knee products, iTotal CR and iTotal PS.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2016		2015		2016 vs 2015
Years Ended December 31,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$62,366	79%	$47,223	75%	$15,143	32%
Germany	14,701	19	13,795	22	$906	7
Rest of world	1,854	2	1,773	3	81	5
Product revenue	$78,921	100%	$62,791	100%	$16,130	26%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 79% for the year ended December 31, 2016 compared to 75% for the year ended December 31, 2015.

In April 2015, we entered into a fully paid up, worldwide license agreement with Wright Medical for a single lump-sum payment by Wright Medical to us upon entering into the agreement.  At the same time we also entered into a worldwide license agreement with MicroPort for a single lump-sum payment by MicroPort to us upon entering into the license agreement and the payment to us of a fixed royalty at a high single to low double digit percentage of net sales on patient-specific instruments and associated implant components in the knee.  Royalty revenue related to these agreements was $1.0 million for the year ended December 31, 2016 compared to $4.1 million for the year ended December 31, 2015. The decrease in royalty revenue was due primarily to the $3.5 million of back-owed royalties recognized in the three months ended June 30, 2015.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $53.2 million for the year ended December 31, 2016 compared to $45.1 million for the year ended December 31, 2015, an increase of $8.1 million or 18%. The increase was due primarily to an increase in production and personnel costs associated with the increase in product revenue, partially offset by cost reductions from our vertical integration efforts. Gross profit was $26.7 million for the year ended December 31, 2016 compared to $21.8 million for the year ended December 31, 2015, an increase of $4.9 million or 23%. Gross margin stayed the same at 33% for the years ended December 31, 2016 and 2015, however gross margin in the prior year included the $3.5 million of back-owed royalties recognized in connection with license agreement with Wright Medical.

Sales and marketing.    Sales and marketing expense was $41.1 million for the year ended December 31, 2016 compared to $37.6 million for the year ended December 31, 2015, an increase of $3.5 million or 9%. The increase was due primarily to a $4.0 million increase in sales commissions as a result of the increase in sales volume, an increase of $0.7 million in consulting fees and an increase of $0.4 million in personnel costs, offset by a decrease of $0.5 million in marketing and promotion costs, a decrease of $0.5 million in instrumentation costs, a decrease of $0.4 million in medical training costs and a decrease of $0.2 million in travel and other expenses.

Research and development.    Research and development expense was $16.6 million for the year ended December 31, 2016 compared to $17.0 million for the year ended December 31, 2015, a decrease of $0.4 million or 2%. The decrease was due to a decrease of $0.2 million in travel and entertainment costs, a decrease of $0.2 million in personnel costs, a decrease of $0.2 million in prototype parts, and a decrease of $0.1 million in consulting fees, offset by an increase of $0.3 million in revenue share expense.

General and administrative.    General and administrative expense was $25.2 million for the year ended December 31, 2016 compared to $23.2 million for the year ended December 31, 2015, an increase of $2.0 million or 8%. The increase was due primarily to a $3.2 million increase in litigation and general legal costs, an increase of $0.8 million in insurance costs, $0.7 million increase in consulting services expense, and a $0.5 million increase in personnel costs. This was offset by a decrease of $1.2 million in freight costs as a result of higher cost shipment methods used due to the winter storms during the first quarter of 2015 and the recall announced in August 2015. Additional offsets include a decrease of $0.8 million in medical device tax, a decrease of $0.7 million in facility expense, a decrease of $0.3 million in bank fees and a decrease of $0.2 million in bad debt expense.

     Total other income/(expenses), net.    Total other income/(expenses), net was $1.4 million for the year ended December 31, 2016 compared to $1.2 million for the year ended December 31, 2015, an increase of $0.1 million, or 11%. The increase was primarily due to an increase of $1.6 million foreign exchange transaction loss mostly attributable to the effect of exchange rate change on intercompany debt with our foreign subsidiaries no longer considered permanent investments, and an increase of $0.3 million in amortization of investment premiums, offset by a decrease of $1.2 million in interest expense associated with our long-term debt, and an increase of $0.7 million in interest income.

Income taxes.    Income tax provision was $63,000 for the year ended December 31, 2016 and $41,000 for the year ended December 31, 2015. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the years ended December 31, 2015 and 2014

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2015		2014		2015 vs 2014
Years Ended December 31,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$62,791	94%	$48,186	100%	$14,605	30%
Royalty	4,096	6	—	—	4,096	100
Total revenue	66,887	100	48,186	100	18,701	39
Cost of revenue	45,102	67	32,374	67	12,728	39
Gross profit	21,785	33	15,812	33	5,973	38

Operating expenses:
Sales and marketing	37,558	56	29,367	61	8,191	28
Research and development	16,997	25	15,107	31	1,890	13
General and administrative	23,191	35	16,763	35	6,428	38
Total operating expenses	77,746	116	61,237	127	16,509	27
Loss from operations	(55,961)	(84)	(45,425)	(94)	(10,536)	(23)
Total other income/(expenses), net	(1,244)	(2)	(256)	(1)	(988)	(386)
Loss before income taxes	(57,205)	(86)	(45,681)	(95)	(11,524)	(25)
Income tax provision	41	—	41	—	—	—
Net loss	$(57,246)	(86)%	$(45,722)	(95)%	$(11,524)	(25)%

Revenue.    Revenue was $62.8 million for the year ended December 31, 2015 compared to $48.2 million for the year ended December 31, 2014, an increase of $14.6 million, or 30%, due principally to increased sales of our first primary total knee product, iTotal CR, as well as the addition on a limited basis of our iTotal PS product line.
The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2015		2014		2015 vs 2014
Years Ended December 31,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$47,223	75%	$34,350	71%	$12,873	37%
Germany	13,795	22	12,549	26	$1,246	10
Rest of world	1,773	3	1,287	3	486	38
Product revenue	$62,791	100%	$48,186	100%	$14,605	30%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside of the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 75% for the year ended December 31, 2015 compared to 71% for the year ended December 31, 2014.
Royalty Revenue. In April 2015, we entered into a fully paid up, worldwide license agreement with Wright Medical for a single lump-sum payment by Wright Medical to us upon entering into the agreement.  At this same time we also entered into a worldwide license agreement with MicroPort for a single lump-sum payment by MicroPort to us upon entering into the license agreement and the payment to us of a fixed royalty at a high single to low double digit percentage of net sales on patient-specific instruments and associated implant components in the knee.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $45.1 million for the year ended December 31, 2015 compared to $32.4 million for the year ended December 31, 2014, an increase of $12.7 million or 39%. The increase was due primarily to an increase in production and personnel costs associated with the increase in actual sales volume and, to a lesser extent, anticipated sales volume which was not achieved due to the recall announced in August 2015. Gross profit was $21.8 million for the year ended December 31, 2015 compared to $15.8 million for the year ended December 31, 2014, an increase of $6.0 million or 38%. Gross margin stayed the same at 33% for the year ended December 31, 2015 and for the year ended December 31, 2014.
Sales and marketing.    Sales and marketing expense was $37.6 million for the year ended December 31, 2015 compared to $29.4 million for the year ended December 31, 2014, an increase of $8.2 million or 28%. The increase was due primarily to a $6.9 million increase in personnel costs as a result of our hiring of additional direct sales representatives and sales support and increases in commissions as a result of the increase in sales volume, and a $1.3 million increase in marketing and other expenses.
Research and development.    Research and development expense was $17.0 million for the year ended December 31, 2015 compared to $15.1 million for the year ended December 31, 2014, an increase of $1.9 million or 13%. The increase was due primarily to a $1.0 million increase in personnel costs and a $0.9 million increase in revenue share expense.
General and administrative.    General and administrative expense was $23.2 million for the year ended December 31, 2015 compared to $16.8 million for the year ended December 31, 2014, an increase of $6.4 million or 38%. The increase was due primarily to a $2.2 million increase in personnel costs, a $1.1 million increase in consulting services expense and a $0.5 million increase in corporate director and officers insurance as a result of being a public company. Freight expense increased by $1.3 million as a result of our increase in sales volume and higher cost shipment methods used due to the winter storms during the first quarter of 2015 and the recall announced in August 2015. Facilities and office relocation costs increased $1.0 million to support our facility move. Additionally, there was a $0.3 million increase in bank fees related to the prepayment of our term loan, and a $1.0 million increase in various other expenses, offset in part by a decrease of $1.1 million in general and patent legal fees.
Total other income/(expenses), net.    Total other income/(expenses), net was $1.2 million for the year ended December 31, 2015 compared to $0.3 million for the year ended December 31, 2014, an increase of $1.0 million, or 386%. The increase was primarily due to an increase of $0.3 million in interest expense associated with our long-term debt, an increase of $0.8 million related to the prepayment of our term loan, $0.2 million related to the termination of our revolving line, which was offset by $0.2 million in other income related to a gain on the royalty settlement from Wright and MicroPort.
Income taxes.    Income tax provision was $41,000 for the years ended December 31, 2015 and 2014. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintained a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the year ended December 31, 2016, we have financed our operations through private placements of preferred stock, our initial public offering, or IPO, bank debt and convertible debt financings, equipment purchase loans and product revenue beginning in 2007. Our product revenue has continued to grow from year-to-year; however, we have not yet attained profitability and continue to incur operating losses. As of December 31, 2016, we had an accumulated deficit of $383 million.

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

In January 2017, we entered into the 2017 Secured Loan Agreement with Oxford consisting of three term loans issued by Oxford, with $15 million issued for each of the first two term loans and $20 million issued for the third term loan, in each case, subject to the satisfaction of certain revenue milestones and customary drawdown conditions. In January 2017, in connection with our entry into the 2017 Secured Loan Agreement, we drew down the first $15 million term loan. For further information regarding this facility, see “Note R—Subsequent Events—2017 Secured Loan Agreement” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Additionally, in January 2017, we filed a shelf registration statement on Form S-3 with the SEC. Upon being declared effective by the SEC, the shelf registration statement will allow us to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. The shelf registration statement, once effective, is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering. There are no guarantees that the SEC will declare the shelf effective or that we will be able to sell any securities pursuant to it. For further information regarding this shelf registration, see “Note R—Subsequent Events—S-3 Shelf Registration” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

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

We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, borrowings under our 2017 Secured Loan Agreement, future capital raises through the issuance of equity securities, and revenues that we may generate in connection with licensing our intellectual property. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

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

At December 31, 2016, we had cash and cash equivalents and investments of $65.5 million and $0.3 million in restricted cash allocated to lease deposits.  Based on our current operating plan, we expect that our existing cash and cash equivalents as of December 31, 2016, borrowings under our 2017 Secured Loan Agreement, and anticipated revenue from operations, including from projected sales of our products, will enable us to fund our operating expenses and capital expenditure requirements and pay our debt service as it becomes due for at least the next 12 months from the date of filing. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products and the gross profit we expect to generate from those revenues, and we could use our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Years Ended December 31,
	2016	2015	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(49,132)	$(54,450)	$5,318	10%
Investing activities	(35,425)	(806)	(34,619)	(4,295)
Financing activities	3,602	134,565	(130,963)	(97)
Effect of exchange rate on cash	1,027	(24)	1,051	4,379
Total	$(79,928)	$79,285	$(159,213)	(201)%

Net cash used in operating activities.    Net cash used in operating activities was $49.1 million for the year ended December 31, 2016 and $54.5 million for the year ended December 31, 2015, a decrease of $5.3 million. These amounts primarily reflect net losses of $57.6 million for the year ended December 31, 2016 and $57.2 million for the year ended December 31, 2015. The net cash used in operating activities for the year ended December 31, 2016 was primarily affected by changes in our operating assets and liabilities, including a decrease from accounts receivable of $6.1 million and a decrease from inventory of $3.6 million, offset by an increase from deferred royalty revenue of $5.2 million, an increase of $0.5 million from accounts payable and accrued liabilities, and an increase from prepaid and other assets of $0.5 million, as well as a decrease from non-cash stock-based compensation totaling $1.7 million.

Net cash used in investing activities.    Net cash used in investing activities was $35.4 million for the year ended December 31, 2016 and $0.8 million for the year ended December 31, 2015, an increase of $34.6 million. These amounts primarily reflect an increase of $65.6 million from the purchase of investments securities classified as available-for-sale, an increase of $3.5 million from restricted cash balances and an increase of $2.5 million from cash used for purchases of property and equipment, offset by a decrease of $37.1 million from maturity of investments. We anticipate that the amount of cash used in investing activities will increase in 2017 as we purchase additional property and equipment to manufacture more components in our own facility.

Net cash provided by financing activities.    Net cash provided by financing activities was $3.6 million for the year ended December 31, 2016 and $134.6 million for the year ended December 31, 2015, a decrease of $131.0 million. The decrease was due to a $144.2 million decrease from net proceeds from the issuance of common and preferred stock in our IPO, which was offset by an increase of $9.8 million from debt payments primarily related to the prepayment of the SVB/Oxford Term Loan A that was paid off at the end of 2015.

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of the year ended December 31, 2016 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 1 to 3	Years 3 to 5	After 5 years
Operating lease obligations - real estate (1)	$11,724	$1,179	$3,037	$3,185	$4
Other (2)	1,418	484	409	400	125
Total (3)	$13,142	$1,663	$3,446	$3,585	$4,448

(1) Represents operating lease commitments for office and manufacturing space in Bedford, Wilmington and Billerica, Massachusetts.
(2) Represents amounts payable under our product royalty agreements, operating leases for office equipment and a software development collaboration project
(3) This table does not include: (a) revenue share obligations to past and present members of our scientific advisory board and one of our directors, as the amounts of such payments are not known with certainty; and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above. See "—Revenue share agreements" and "Certain Relationships and Related-Persons Transactions—Revenue share agreement with Dr. Lang" for a description of our revenue share arrangements.

Revenue share agreements

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

Philipp Lang, M.D., one of our directors and our former Chief Executive Officer, joined our scientific advisory board in 2004 prior to becoming an employee. We entered into a revenue share agreement with Dr. Lang in 2008 when he became our Chief Executive Officer. In 2011, we entered into an amended and restated revenue share agreement with Dr. Lang. Under this agreement, the specified percentage of our net revenues payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of our current products, including our iUni, iDuo, iTotal Cr, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation we may develop in the future. Our payment obligations under this agreement expire on a product-by-product basis on the last to expire of our patents on which Dr. Lang is named as an inventor that claim the applicable product. These payment obligations survived termination of Dr. Lang’s employment with us. We incurred revenue share expense paid to Dr. Lang of $1 million, $0.8 million, and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members and one of our directors, ranges, depending on the particular product, from 3.4% to 5.8%. We incurred aggregate revenue share expense, included in research and development, including all amounts payable under our scientific advisory board and Dr. Lang revenue share agreements of $3.5 million during the year ended December 31, 2016, representing 4.4% of product revenue, $3.2 million during the year ended December 31, 2015, representing 5.0% of product revenue, and $1.4 million during the year ended December 31, 2014, representing 4% of product revenue. For further information, see “Note J—Commitments and Contingencies —Revenue Share Agreements” or “Note L—Related Party Transactions —Revenue Share Agreement” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Segment information

We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through December 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable consist of amounts due from medical facilities that have been billed and unbilled. Upon completion of a procedure, we recognize revenue and record an unbilled receivable. Upon receipt of a purchase order number from the medical facility, which is used by the medical facility to facilitate payment, we record a billed receivable and reverse the unbilled receivable. The unbilled receivable balance fluctuates based on the timing of when purchase order numbers are received from medical facilities. In estimating whether accounts receivable can be collected, we perform evaluations of customers and continuously monitor collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, collections experience to date and any specific collection issues that have been identified. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or at the time potential collection risk is identified.

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

Furthermore, periodically we assess whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the years ended December 31, 2016, 2015 or 2014, no such impairment charges were recognized.

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

Recent accounting pronouncements

See “Note B —Summary of Significant Accounting Policies” to the financial statements in this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Reclassification

During the quarter ended June 30, 2016, the Company identified that certain costs of revenue had been improperly classified as sales and marketing expense in the Consolidated Statements of Operations. The Company has concluded that the prior classification was an error and that it is immaterial to all annual and quarterly periods previously presented. However, to facilitate period-over-period comparisons, the Company has revised its prior period financial statements to reflect the corrections in the period in which the expenses were incurred. As a result, the Company reclassified $2.7 million and $1.7 million from sales and marketing to cost of revenue for the years ended December 31, 2015 and 2014, respectively. These reclassifications did not have any impact on loss from operations, net loss per share - basic and diluted or accumulated deficit. For year-over-year comparison, the Company incurred related expense, included in cost of revenue, of $3.5 million for the year ended December 31, 2016.

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

Interest rate risk

We are exposed to limited market risk related to fluctuation interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2016 we had cash and cash equivalents of $37 million consisting of demand deposits and money market accounts on deposit with certain financial institutions. We had $1.6 million as of December 31, 2016 and $2.1 million as of December 31, 2015 held in foreign bank accounts that were not federally insured. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign currency exchange risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results.  Approximately 21% of our product revenue for the year ended December 31, 2016 and 25% of our product revenue for the years ended December 31, 2015 and 2014 were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs of revenue related to these sales are primarily denominated in U.S. dollars; however, operating costs, including sales and marketing and general and administrative expense, related to these sales are largely denominated in the same currencies as the sales, thereby partially limiting our transaction risk exposure. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. In 2016, we began transferring excess cash residing in our German bank account to the U.S. As a result, intercompany loans with ConforMIS Europe GmbH, our wholly owned subsidiary, generated as a result of selling our products to customers in Germany, are no longer treated as permanent, and gains and losses realized on intercompany loan balances, which are generated from the sale of our products to foreign customers, are included in the consolidated statements of operations. In 2016, we incurred $1.4 million in foreign exchange transaction loss on intercompany loan balances included in foreign currency transaction loss. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. A 10% increase or decrease in foreign currency exchange rates would have resulted in additional income or expense of $2.2 million for the year ended December 31, 2016, $0.6 million for the year ended December 31, 2015, and $0.3 million for the year ended December 31, 2014.

 We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ConforMIS, Inc.
We have audited the accompanying consolidated balance sheets of ConforMIS, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ConforMIS, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Boston, Massachusetts
March 8, 2017

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015

Assets
Current Assets
Cash and cash equivalents	$37,257	$117,185
Investments	28,242	—
Accounts receivable, net	14,675	14,867
Inventories	11,720	11,520
Prepaid expenses and other current assets	3,954	2,451
Total current assets	95,848	146,023
Property and equipment, net	15,084	10,966
Other Assets
Restricted cash	300	600
Intangible assets, net	746	995
Goodwill	753	753
Other long-term assets	79	32
Total assets	$112,810	$159,369

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,474	$4,718
Accrued expenses	8,492	7,811
Deferred revenue	305	305
Current portion of long-term debt	—	295
Total current liabilities	14,271	13,129
Other long-term liabilities	164	220
Deferred revenue	4,320	4,625
Long-term debt	—	183
Total liabilities	18,755	18,157
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at December 31, 2016 and December 31, 2015; no shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at December 31, 2016 and December 31, 2015; 43,399,547 and 41,110,127 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	476,486	467,075
Accumulated deficit	(382,930)	(325,342)
Accumulated other comprehensive income (loss)	499	(521)
Total stockholders’ equity	94,055	141,212
Total liabilities and stockholders’ equity	$112,810	$159,369
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
Revenue
Product	$78,921	$62,791	$48,186
Royalty	978	4,096	—
Total revenue	79,899	66,887	48,186
Cost of revenue	53,192	45,102	32,374
Gross profit	26,707	21,785	15,812

Operating expenses
Sales and marketing	41,086	37,558	29,367
Research and development	16,608	16,997	15,107
General and administrative	25,157	23,191	16,763
Total operating expenses	82,851	77,746	61,237
Loss from operations	(56,144)	(55,961)	(45,425)

Other income and expenses
Interest income	487	138	104
Interest expense	(138)	(1,385)	(360)
Loss on extinguishment of debt	—	(205)	—
Foreign currency transaction loss	(1,607)	—	—
Other income (expense)	(123)	208	—
Total other income/(expenses), net	(1,381)	(1,244)	(256)
Loss before income taxes	(57,525)	(57,205)	(45,681)
Income tax provision	63	41	41

Net loss	$(57,588)	$(57,246)	$(45,722)

Net loss per share - basic and diluted	$(1.39)	$(2.60)	$(10.78)

Weighted average common shares outstanding - basic and diluted	41,521,629	21,993,066	4,239,564

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(57,588)	$(57,246)	$(45,722)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,027	(24)	(613)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(7)	—	—
Comprehensive loss	$(56,568)	$(57,270)	$(46,335)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Accumulated Deficit
	Shares	Par Value	Shares	Par Value				Total
Balance, December 31, 2013	47,811,716	$—	4,161,178	$—	$291,218	$(222,374)	$116	$68,960
Issuance of common stock—option exercise			124,986	—	121			121
Issuance of Series D preferred stock—warrant exercise	367,456	—			2,205			2,205
Issuance of Series E-1 preferred stock	2,806,480	—			22,452			22,452
Issuance costs of Series E-1 preferred stock					(302)			(302)
Issuance of Series E-1 and E-2 preferred stock warrants					42			42
Issuance costs of common stock warrants					134			134
Compensation expense related to issued stock options					2,550			2,550
Net loss						(45,722)		(45,722)
Other comprehensive income							(613)	(613)
Balance, December 31, 2014	50,985,652	—	4,286,164	—	318,420	(268,096)	(497)	49,827
Issuance of common stock—option exercise			383,458	—	806			806
Issuance of common stock—restricted stock			174,530	—	—			—
Issuance of common stock —warrant exercise			11,734	—	18			18
Issuance of common stock—initial public offering			10,350,000	—	139,766			139,766
Issuance of common stock—preferred stock conversion to common stock	(51,808,561)	—	25,904,241	—	—			—
Issuance of Series D preferred stock—warrant exercise	321,854	—			450			450
Issuance of Series E-1 preferred stock—warrant exercise	300,059	—			2,400			2,400
Issuance of Series E-2 preferred stock—warrant exercise	200,996	—			1,608			1,608
Compensation expense related to issued stock options and restricted stock awards					3,607			3,607
Net loss						(57,246)		(57,246)
Other comprehensive income							(24)	(24)
Balance, December 31, 2015	—	—	41,110,127	—	467,075	(325,342)	(521)	141,212
Issuance of common stock—option exercise			1,467,692	—	4,087			4,087
Issuance of common stock—restricted stock			804,019	—	—			—
Issuance of common stock —warrant exercise			17,709	—	—			—
Compensation expense related to issued stock options and restricted stock awards					5,324			5,324
Net loss						(57,588)		(57,588)
Other comprehensive income							1,020	1,020
Balance, December 31, 2016	—	$—	43,399,547	$—	$476,486	$(382,930)	$499	$94,055

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(57,588)	$(57,246)	$(45,722)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	3,153	2,619	2,080
Amortization of debt discount	7	135	24
Stock-based compensation expense	5,324	3,607	2,550
Provision for bad debts on trade receivables	188	359	6
Impairment of long term assets	123	—	—
Disposal of long term assets	16	2	44
Loss on extinguishment of debt	—	205	—
Amortization/accretion on investments	315
Changes in operating assets and liabilities:
Accounts receivable	4	(6,107)	(2,929)
Inventories	(200)	(3,829)	(1,071)
Prepaid expenses and other assets	(1,550)	(1,045)	(332)
Accounts payable and accrued liabilities	1,437	1,969	2,075
Deferred royalty revenue	(305)	4,932	—
Other long-term liabilities	(56)	(51)	(264)
Net cash used in operating activities	(49,132)	(54,450)	(43,539)

Cash flows from investing activities:
Acquisition of property and equipment	(7,161)	(4,643)	(2,614)
Decrease in restricted cash	300	3,837	1,108
Purchase of investments	(65,614)	—	—
Maturity of investments	37,050	—	—
Net cash used in investing activities	(35,425)	(806)	(1,506)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	—	—	21,598
Proceeds from exercise of common stock options	4,087	806	121
Proceeds from exercise of common stock warrant	—	18	—
Proceeds from exercise of preferred stock warrant	—	4,458	—
Proceeds from issuance of debt	—	—	10,000
Payments on notes payable	(485)	(10,278)	(2,382)
Payment on extinguishment of debt	—	(205)	—
Net proceeds from issuance of common stock	—	139,766	—
Net cash provided by financing activities	3,602	134,565	29,337
Foreign exchange effect on cash and cash equivalents	1,027	(24)	(613)
(Decrease) increase in cash and cash equivalents	(79,928)	79,285	(16,321)
Cash and cash equivalents, beginning of period	117,185	37,900	54,221
Cash and cash equivalents, end of period	$37,257	$117,185	$37,900

Supplemental information:
Cash paid for income taxes	$52	$187	$156
Cash paid for interest	48	1,284	162
Non cash investing and financing activities
Issuances of Series E-1 preferred stock warrants	—	—	177

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

Liquidity and operations

Since the Company’s inception in June 2004, it has financed its operations through private placements of preferred stock, its initial public offering in July 2015, bank debt and convertible debt financings, equipment purchase loans, and, beginning in 2007, product revenue. The Company’s product revenue has continued to grow from year-to-year; however, it has not yet attained profitability and continues to incur operating losses. At December 31, 2016, the Company had an accumulated deficit of $382.9 million.

The Company anticipates that its principal sources of funds in the future will be revenue generated from the sales of its products, borrowings under our 2017 Secured Loan Agreement, future capital raises through the issuance of equity securities, and revenues that may be generated in connection with licensing its intellectual property.

At December 31, 2016, the Company had cash and cash equivalents and investments of $65.5 million and $0.3 million in restricted cash allocated to a lease deposit.  At December 31, 2015, the Company had cash and cash equivalents and investments of $117.2 million and $0.6 million in restricted cash allocated to lease deposits.

In January 2017, the Company entered into the 2017 Secured Loan Agreement with Oxford consisting of three term loans issued by Oxford with $15 million issued for each of the first two term loans and $20 million issued for the third term loan, in each case, subject to the satisfaction of certain revenue milestones and customary drawdown conditions. In January 2017, in connection with the entry into the 2017 Secured Loan Agreement, the Company drew down the first $15 million term loan. For further information regarding this facility, see “Note R—Subsequent Events—2017 Secured Loan Agreement” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Additionally, in January 2017, the Company filed a shelf registration statement on Form S-3 with the SEC. Upon being declared effective by the SEC, the shelf registration statement will allow the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The shelf registration statement, once effective, is intended to provide the Company flexibility to conduct sales of our registered securities, subject to market conditions and our future capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering. For further information regarding this shelf registration, see “Note R—Subsequent Events—S-3 Shelf Registration” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

At December 31, 2016, the Company had cash and cash equivalents and investments of $65.5 million and $0.3 million in restricted cash allocated to lease deposits.  Based on its current operating plan, the Company expects that its existing cash and cash equivalents as of December 31, 2016, borrowings under its 2017 Secured Loan Agreement, and anticipated revenue from operations, including from projected sales of its products, will enable it to fund its operating expenses and capital expenditure requirements and pay its debt service as it becomes due for at least the next 12 months from the date of filing. The Company has based this expectation on assumptions that may prove to be wrong, such as the revenue that it expects to generate from the sale of its products and the gross profit the Company expects to generate from those revenues, and it could use its capital resources sooner than we expect.

     In the event the Company’s operating plan is not sufficient to fund its operations, the Company may need to engage in equity or debt financings to secure additional funds. The Company may not be able to obtain additional financing on terms favorable to the Company, or at all.

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

The Company and its contract manufacturers rely on sole source suppliers and service providers for certain components. There can be no assurance that a shortage or stoppage of shipments of the materials or components that the Company purchases will not result in a delay in production or adversely affect the Company’s business. The Company is in the process of validating alternate suppliers relative to certain key components, which are expected to be phased in during the coming periods.

For the years ended December 31, 2016, 2015 and 2014, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of total gross receivable balance at December 31, 2016, 2015 and 2014.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc., ConforMIS Europe GmbH, ConforMIS UK Limited and ConforMIS Hong Kong Limited. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. The Company’s cash equivalents consist of demand deposits and money market accounts on deposit with certain financial institutions in excess of federally insured limits. Demand deposits are carried at cost which approximates their fair value. Money market accounts are carried at fair value based upon level 1 inputs. See “Note C — Fair Value Measurements” below. The associated risk of concentration is mitigated by banking with credit worthy financial institutions.

The Company had $1.6 million as of December 31, 2016 and $2.1 million as of December 31, 2015 held in foreign bank accounts, that was not federally insured. In addition, the Company has recorded restricted cash of $0.3 million as of December 31, 2016 and $0.6 million as of December 31, 2015 of security provided for a lease obligation.

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

Fair value of financial instruments

Certain of the Company’s financial instruments, including cash and cash equivalents, excluding money market funds, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s long-term debt approximates its fair value.

Accounts receivable and allowance for doubtful accounts

Accounts receivable consist of amounts due from medical facilities that have been billed and unbilled. Upon completion of a procedure, revenue is recognized and unbilled receivable is recorded. Upon receipt of a purchase order number from the medical facility, which is used by the medical facility to facilitate payment, a billed receivable is recorded and the unbilled receivable is reversed. The unbilled receivable balance fluctuates based on the timing of when purchase order numbers are received from medical facilities. In estimating whether accounts receivable can be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, collections experience to date and any specific collection issues that have been identified. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or when collection risk is identified.

Inventories

Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or market value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, with market determined based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margins, purchase commitments and other factors in evaluating net realizable value. During the years ended December 31, 2016, 2015 and 2014, the Company recognized provisions of $3.5 million, $2.7 million and $1.7 million, respectively, to adjust its inventory value to the lower of cost or market for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the year ended December 31, 2016, the Company recognized an impairment of long-term assets of $0.1 million in connection with certain manufacturing equipment previously purchased that was returned to the seller in exchange for credit toward future purchase. The value of such credit is less than the book value of the equipment. During the years ended December 31, 2015 and 2014, no such impairment charges were recognized.

Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of Imaging Therapeutics, Inc. (formerly known as Osteonet.com, renamed ImaTx, Inc.) in 2009. The Company tests goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets may be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. When testing goodwill for impairment, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. If the two-step approach is performed, the Company will estimate fair value of the reporting unit, which is typically estimated using a discounted cash flow approach, and requires the use of assumptions and judgments including estimates of future cash flows and the selection of discount rates. During the years ended December 31, 2016, 2015 and 2014, there were no triggering events which would require the two-step goodwill impairment assessment.

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

For a majority of sales to medical facilities, the Company recognizes revenue upon completion of the procedure, which represents satisfaction of the required revenue recognition criteria. For the remaining sales, which are made directly through distributors and generally represent approximately 1% of revenue, the Company recognizes revenue at the time of shipment of the product, which represents the point in time when the customer has taken ownership and assumed the risk of loss and the required revenue recognition criteria are satisfied. Such customers are obligated to pay within specified time periods regardless of when or if they ever sell or use the products. Once the revenue recognition criteria have been satisfied the Company does not offer rights of return or price protection and there are no post-delivery obligations.

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

Shipping and handling costs

Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $1.6 million, $2.7 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Advertising expense

Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.3 million for the year ended December 31, 2016, $0.3 million for the year ended December 31, 2015 and $0.5 million for the year ended December 31, 2014.

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

Comprehensive loss

At December 31, 2016, 2015 and 2014, accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized gain and loss of available-for-sale securities, net of tax. The following table summarizes accumulated beginning and ending balances for each item in Accumulated other comprehensive income (loss).

	Foreign currency translation adjustments	Change in unrealized gain (loss) on available-for-sale securities, net of tax	Accumulated other comprehensive income (loss)
Balance December 31, 2015	$(521)	$—	$(521)
Change in period	1,027	(7)	1,020
Balance December 31, 2016	$506	$(7)	$499

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

Medical device excise tax

The Company is subject to the Health Care and Education Reconciliation Act of 2010 (the “Act”), which imposes a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Under the Act, a taxable medical device is any device defined in section 201(h) of the Federal Food, Drug, and Cosmetic Act, intended for humans, which includes an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which meets certain requirements. The Consolidated Appropriations Act of 2016 includes a two-year moratorium on the medical device excise tax, which moratorium suspended taxes on the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. As such, the Company did not incur medical device excise tax expense for the year ended December 31, 2016. The Company incurred medical device excise tax expense of $0.8 million for the year ended December 31, 2015 and $0.7 million for the year ended December 31, 2014, respectively. Medical device tax is included in general and administrative expense.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Years Ended December 31,
(in thousands, except share and per share data)	2016	2015	2014
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(57,588)	$(57,246)	$(45,722)
Denominator:
Denominator for basic loss per share:
Weighted average shares	41,521,629	21,993,066	4,239,564
Basic loss per share attributable to ConforMIS, Inc. stockholders	$(1.39)	$(2.60)	$(10.78)
Diluted loss per share attributable to ConforMIS, Inc. stockholders	$(1.39)	$(2.60)	$(10.78)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Years Ended December 31,
	2016	2015	2014
Series A Preferred	—	873,591	1,705,138
Series B Preferred	—	1,144,885	2,234,668
Series C Preferred	—	1,256,752	2,453,018
Series D Preferred	—	3,410,570	6,415,106
Series E-1 Preferred	—	3,748,578	6,530,429
Series E-2 Preferred	—	2,628,037	5,129,592
Series C Preferred Warrants	—	—	56,202
Series D Preferred Warrants	—	—	58,365
Series E-2 Preferred Warrants	—	—	5,883
Common stock warrants	34,709	303,931	25,733
Stock options	1,959,030	3,566,421	2,780,631
Total	1,993,739	16,932,765	27,394,765

Recent accounting pronouncements

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU') No. 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”). The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The guidance will be effective in the first quarter of 2018, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2018.

In June 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12") which provides guidance for accounting of credit losses affecting the impairment model for most financial assets and certain other instruments. Entities will be required to use a new forward-looking current expected credit loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments, which will generally lead to an earlier recognition of loss allowances. Entities will recognize losses on available-for-sale debt securities as allowances rather than a reduction in amortized cost of the security while the measurement process of this loss does not change. Disclosure requirements are expanded regarding an entity’s assumptions, models and methods of estimations of the allowance. The guidance will be effective in the first quarter of 2018, with the option for early adoption. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2018.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation" ("ASU 2016-09"). This ASU revises the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and an option to recognized gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting year, and early adoption is permitted. The Company will adopt this pronouncement commencing in the first quarter of 2017. The Company will apply ASU 2016-09 using a modified retrospective approach and adopt the option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, with the cumulative-effect adjustment to retained earnings, which the Company does not anticipate will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" ("ASU 2016-08") which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. This guidance will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company does not anticipate the pronouncement will have a material impact on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2018.

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

In November 2015, the FASB issued ASU No. 2015-17, "'Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for public companies financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect that the adoption of ASU 2015-17 will have a material effect on our consolidated financial statements and will adopt this pronouncement commencing in the first quarter of 2017.

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606)” ("ASU 2014-9"). ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance was to be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017; early adoption was permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of the guidance contained in ASU 2014-9 by one year. Thus, the guidance is effective for us commencing in the first quarter of 2018. The Company is currently assessing the impact of this guidance on its results of operations and related disclosures. Based on the procedures performed to date, nothing has come to its attention that would indicate that the adoption of ASU 2014-09 will have a material impact on its accounting for revenue arising from contracts with customers, but will require additional disclosure in its financial statements, however, the Company expects to complete this assessment in 2017. The Company expects to adopt this pronouncement and related disclosures commencing in the first quarter of 2018.

Reclassification

During 2016, the Company identified that certain costs of revenue related to unused product in connection with known and potential cancelled cases had been improperly classified as sales and marketing expense. The Company concluded that the prior classification was an error and that it is immaterial to all annual and quarterly periods previously presented. To facilitate period-over-period comparisons, the Company revised its prior period financial statements to reflect the corrections in the period in which the expenses were incurred. The Company reclassified $2.7 million and $1.7 million from sales and marketing to cost of revenue for the years ended December 31, 2015 and 2014, respectively. These reclassifications did not have any impact on loss from operations, net loss per share or accumulated deficit. For year-over-year comparison, the Company incurred related expense, included in cost of revenue, of $3.5 million for the year ended December 31, 2016.

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

The Company's investment policy is consistent with the definition of available-for-sale securities. All investments have been classified within Level 1 or Level 2 of the fair value hierarchy because of the sufficient observable inputs for revaluation. The Company's Level 1 cash and equivalents and investments are valued using quoted prices that are readily and regularly available in the active market. The Company's Level 2 investments are valued using third-party pricing sources based on observable inputs, such as quoted prices for similar assets at the measurement date; or other inputs that are observable, either directly or indirectly.

The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$8,504	$—	$—	$8,504	$8,504	$—
Level 1 securities:
Money market funds	28,753	—	—	28,753	28,753	—
Level 2 securities:
Corporate bonds	6,701	—	(4)	6,697	—	6,697
Agency bond	$21,548	$—	$(3)	$21,545	$—	$21,545
Total	$65,506	$—	$(7)	$65,499	$37,257	$28,242

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$10,302	$—	$—	$10,302	$10,302	$—
Level 1 securities:
Money market funds	106,883	—	—	106,883	106,883	—
Total	$117,185	$—	$—	$117,185	$117,185	$—

(1) Contractual maturity due within one year.

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Total receivables	$15,356	$15,421
Allowance for doubtful accounts and returns	(681)	(554)
Accounts receivable, net	$14,675	$14,867

Accounts receivable included unbilled receivable of $2.5 million and $1.3 million for the years ended December 31, 2016 and 2015. Write-offs related to accounts receivable were approximately $41,000 for the year ended December 31, 2016, $88,000 for the year ended December 31, 2015 and $70,000 for year ended December 31, 2014.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	December 31, 2016	December 31, 2015
Beginning balance	$(554)	$(162)
Provision for bad debts on trade receivables	(188)	(359)
Other allowances	20	(121)
Accounts receivable write offs	41	88
Ending balance	$(681)	$(554)
Note E—Inventories

Inventories consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Raw Material	$3,331	$4,175
Work in process	2,530	2,683
Finished goods	5,859	4,662
Total Inventories	$11,720	$11,520

At December 31, 2016, inventories included write-downs of $0.2 million related to units affected by the recall and sterilization capacity limitation. At December 31, 2015, inventories included write-downs of $0.3 million and reserves of $37,000 for estimated surgery cancellations both related to units affected by the recall and sterilization capacity limitation.

Note F—Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	December 31, 2016	December 31, 2015
Equipment	5-7	$16,651	$12,185
Furniture and fixtures	5-7	414	391
Computer and software	3	7,027	5,229
Leasehold improvements	2-7	1,294	795
Total property and equipment		25,386	18,600
Accumulated depreciation		(10,302)	(7,634)
Property and equipment, net		$15,084	$10,966
Depreciation expense related to property and equipment was $2.9 million, $2.4 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Note G—Intangible Assets
The components of intangible assets consisted of the following (in thousands):

	Estimated Useful Life (Years)	December 31, 2016	December 31, 2015
Developed technology	10	$979	$979
Accumulated amortization		(681)	(582)
Developed technology, net		298	397

License agreements	10	1,508	1,508
Accumulated amortization		(1,060)	(910)
License technology, net		448	598
Intangible assets, net	10	$746	$995

The Company recognized amortization expense of $0.2 million in the years ended December 31, 2016, 2015 and 2014. The weighted-average remaining life of total amortizable intangible assets is 3 years for the developed technology and license agreements.

The estimated future aggregated amortization expense for intangible assets owned as of December 31, 2016 consisted of the following (in thousands):

Amortization expense
2017	$249
2018	249
2019	248
$746

Note H—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Accrued employee compensation	$4,037	$3,585
Deferred rent	101	213
Accrued legal expense	710	334
Accrued consulting expense	104	134
Accrued vendor charges	1,396	692
Accrued revenue share expense	992	932
Accrued patent settlement and license costs	—	500
Accrued clinical trial expense	256	302
Accrued other	896	1,119
	$8,492	$7,811

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

Note J—Commitments and Contingencies

Operating Leases - Real Estate

The Company maintains its corporate headquarters in a leased building located in Bedford, Massachusetts, and its manufacturing in a facility located in Wilmington, Massachusetts, all of which are accounted for as operating leases.

The Company leases the Bedford facility under a non-cancellable sublease that is scheduled to expire in April 2017. The Company leases the Wilmington facility under a long-term, non-cancellable lease that commenced in April 2015 and will expire in July 2022 (the "Wilmington Lease").   The Company also leases satellite facilities under short-term non-cancellable operating leases. On July 25, 2016, the Company entered into an amendment to the Wilmington Lease.  Pursuant to the amendment, the Company exercised an option in its current lease to rent an additional 18,223 square feet of space adjacent to the Company’s existing premises.  The Company is scheduled to take possession of the additional space in March 2017.

On September 19, 2016, the Company entered into a Lease (the "Billerica Lease") with Technology Park X Limited Partnership, for 45,043 square feet of office space in Billerica, Massachusetts. The term of the Billerica Lease commences on April 1, 2017 and expires on October 1, 2025, subject to extension or earlier termination as provided in the Billerica Lease. The Company expects the Billerica property to serve as the Company's corporate headquarters beginning in April 2017.

Under the Billerica Lease, the Company will pay no monthly rent for the first six months and approximately $0.1 million per month for the following six months. After April 1, 2018, the Company's monthly rent payments will increase annually by $0.50 per square foot. The Company also will be obligated to pay its pro rata share of certain operating costs, including real estate taxes, under the Billerica Lease. In addition, the Company will post a customary letter of credit in the amount of approximately $0.5 million as a security deposit pursuant to the Billerica Lease, subject to three bi-annual reductions of $0.1 million each beginning on the first day of the 37th month after the Billerica Lease commences. Upon an event of default (as defined in the Billerica Lease), the landlord may terminate the Billerica Lease and require the Company to pay the present value of the remaining rent that would have been payable during the remainder of the term of the Billerica Lease. The Billerica Lease also contains other customary default provisions, representations, warranties, and covenants.

On July 25, 2016, the Company entered into an amendment to the Wilmington Lease. Pursuant to the amendment, the Company exercised an option in its current lease to rent an additional 18,223 square feet of space adjacent to the Company’s existing premises. The Company is scheduled to take possession of the additional space in March 2017. The Company has a right to extend the initial term for one additional five-year period. The initial base rental rate for the additional space is $0.2 million annually, subject to 2% annual increases until the expiration of the initial term.

The future minimum rental payments under the Company’s non-cancellable operating leases for real estate as of December 31, 2016 were as follows (in thousands):

Year	Minimum lease Payments
2017	$1,179
2018	1,500
2019	1,537
2020	1,574
2021	1,611
2022-2025	4,323
$11,724

Rent expense of $1.5 million for the year ended December 31, 2016, $1.6 million for the year ended December 31, 2015 and $1.5 million for the year ended December 31, 2014 was charged to operations, respectively. The Company’s real estate operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method. Deferred rent was $0.3 million as of December 31, 2016, $0.4 million as of December 31, 2015 and $0.5 million and December 31, 2014.  Deferred rent is included in accrued expenses and other long-term liabilities.

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

Philipp Lang, M.D., one of the Company’s directors and former Chief Executive Officer and current director, joined the Company’s scientific advisory board in 2004 prior to becoming an employee. The Company entered into a revenue share agreement with Dr. Lang in 2008 when he became the Company’s Chief Executive Officer. In 2011, the Company entered into an amended and restated revenue share agreement with Dr. Lang. Under this agreement, the specified percentage of the Company’s net revenues payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of the Company’s current products, including the Company’s iUni, iDuo, iTotal Cr, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The Company’s payment obligations under this agreement expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is named an inventor that claim the applicable product. These payment obligations survived termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $1.0 million, $0.8 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board and Dr. Lang revenue share agreements of $3.5 million during the year ended December 31, 2016, representing 4.4% of product revenue, $3.2 million during the year ended December 31, 2015, representing 5.0% of product revenue, and $2.3 million during the year ended December 31, 2014, representing 4.7% of product revenue. Revenue share expense is included in research and development. See “Note L—Related Party Transactions” for further information regarding the Company’s arrangement with Dr. Lang.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to research and development and marketing services.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The following table summarizes the Company's contractual obligations as of the year ended December 31, 2016 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 1 to 3	Years 3 to 5	After 5 years
Operating lease obligations - real estate (1)	11,724	1,179	3,037	3,185	4,323
Other (2)	1,418	484	409	400	125
Total (3)	$13,142	$1,663	$3,446	$3,585	$4,448

(1) Represents operating lease commitments for office and manufacturing space in Bedford, Wilmington and Billerica, Massachusetts.
(2) Represents amounts payable under our product royalty agreements, operating leases for office equipment and a software development collaboration project

(3) This table does not include: (a) revenue share obligations to past and present members of our scientific advisory board and one of our directors, as the amounts of such payments are not known with certainty; and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above. See "—Revenue share agreements" and "Certain Relationships and Related-Persons Transactions—Revenue share agreement with Dr. Lang" for a description of our revenue share arrangements.

There have been no contingent liabilities requiring accrual at December 31, 2016 or December 31, 2015.

Legal proceedings

In the ordinary course of the Company's business, the Company is subject to litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where the Company sells its products. An estimate of the possible loss or range of loss as a result of any of these matters cannot be made; however, management does not believe that these matters, individually or in the aggregate, are material to its financial condition, results of operations or cash flows.

On September 3, 2015, a purported securities class action lawsuit was filed against the Company, the Company's Chief Executive Officer, and Chief Financial Officer in the United States District Court for the District of Massachusetts, which has since been dismissed. The complaint was brought on behalf of an alleged class of those who purchased the Company's common stock in connection with the Company's initial public offering or on the open market between July 1, 2015 and August 28, 2015, which the Company refer to as the class period. On November 2, 2015, two motions were filed on behalf of persons seeking to be named as lead plaintiff in the litigation. On January 11, 2016, a consolidated amended complaint was filed purporting to allege claims arising under Sections 11 and 15 of the Securities Act of 1933, as amended, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, including allegations that the Company's stock was artificially inflated during the class period because the defendants allegedly made misrepresentations or did not make proper disclosures regarding the Company's manufacturing process prior to the Company's voluntary recall of specific serial numbers of patient-specific instrumentation for certain of the Company's knee replacement product systems. The complaint sought, among other relief, certification of the class, unspecified compensatory damages, interest, attorneys’ fees, expert fees and other costs. On March 18 2016, the Company filed a motion to dismiss all of the claims of the consolidated amended complaint.  On August 3, 2016, the court granted the Company's motion to dismiss the class action in its entirety and denied the plaintiffs’ request to replead their allegations.  The plaintiffs did not file an appeal, and the time for filing an appeal has expired.
On February 29, 2016, the Company filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew”) in the United States District Court for the District of Massachusetts Eastern Division, which was amended on June 13, 2016 (the "Smith & Nephew Lawsuit"). The Smith & Nephew Lawsuit alleges that Smith & Nephew’s Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe nine of the Company's patents, and it requests, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction.
On May 27, 2016, Smith & Nephew filed an Answer and Counterclaims in response to the Company's lawsuit, which it subsequently amended on July 22, 2016. Smith & Nephew denied that its Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe the patents asserted by the Company in the lawsuit. It also alleged two affirmative defenses: that the Company's asserted patents are invalid and that the Company is barred from relief under the doctrine of laches. In addition, Smith & Nephew asserted a series of counterclaims, including counterclaims seeking declaratory judgments that Smith & Nephew’s accused products do not infringe the Company's patents and that the Company's patents are invalid. Smith & Nephew also alleged that ConforMIS infringes ten patents owned or exclusively licensed by Smith & Nephew: two patents that Smith & Nephew alleges are infringed by the Company's iUni and iDuo products; three patents that Smith & Nephew alleges are infringed by the Company's iTotal products; and five patents that Smith & Nephew licenses from Kinamed, Inc. of Camarillo, California and that it alleges are infringed by the Company's iUni, iDuo and iTotal products. Due to Smith & Nephew’s licensing arrangement with Kinamed, Kinamed has been named as a party to the lawsuit. Smith & Nephew and Kinamed have requested, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction. An adverse outcome of this lawsuit could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

Between September 21, 2016 and February 28, 2017, Smith & Nephew filed 14 petitions with the United States Patent & Trademark Office (“USPTO”) requesting Inter Partes Review of eight of the nine patents that the Company asserted in against Smith & Nephew in the lawsuit. In its petition, Smith & Nephew alleges that the Company's patents are obvious in light of certain prior art.

The Company expects that Smith & Nephew will file additional petitions with the USPTO requesting Inter Partes Review of some or all of the patents that the Company has asserted in the Smith & Nephew Litigation. On January 27, 2017, Smith & Nephew filed a motion seeking a stay of the Smith & Nephew Lawsuit until any requested Inter Partes Reviews are resolved, and the Company filed an opposition to that motion. The Company is presently unable to predict the outcome of the motion to stay the proceedings, the existing petitions requesting Inter Partes Review of the Company's patents, or of any other petitions requesting Inter Partes Review that Smith & Nephew or any other party may file, including whether the USPTO will institute any of the requested Inter Partes Reviews, or, if instituted, the outcome of any such Inter Partes Reviews. An adverse outcome of some or all of these potential Inter Partes Review proceedings could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Note K—Debt and Notes Payable

$1.4 million term loan—Massachusetts Development Finance Agency

In June 2011, the Company entered into a $1.4 million term loan facility with Massachusetts Development Finance Agency (“MDFA”) for the purposes of equipment purchases. At December 31, 2015, there was $0.5 million outstanding under the MDFA facility, which was secured on a second-lien basis by certain tangible assets of the Company. The Company voluntarily prepaid the then-remaining loan balance of $0.2 million in December 2016.

At the time the Company entered into the MDFA facility, the Company borrowed the first tranche of $0.6 million, with the remaining funds to be borrowed over the following 18 months. To date, the Company borrowed a total of $1.4 million of the available commitments under the facility. Loans under the MDFA facility bear a fixed interest rate of 6.5% per annum. Interest is payable monthly in arrears. Beginning on January 1, 2013, the Company began making payments of principal and interest in 66 equal monthly installments.

In connection with the MDFA facility, the Company issued warrants to MDFA to purchase 16,000 shares of Series D preferred stock. Based on the Company’s assessment of the warrants relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity and the Company recorded fair value of $46,000 as a discount to the term loan and was amortized to interest expense over the 84-month life of the term loan and the unamortized portion was expensed when the debt was voluntarily paid in December 2016.

Note L—Related Party Transactions

Vertegen

In April 2007, the Company entered into a license agreement with Vertegen, Inc., or Vertegen, which was amended in May 2015 (the “Vertegen Agreement”). Vertegen is an entity that is wholly owned by Dr. Lang, one of the Company’s directors and the Company's former Chief Executive Officer. Under the Vertegen Agreement, Vertegen granted the Company an exclusive, worldwide license under specified Vertegen patent rights and related technology to make, use and sell products and services in the fields of diagnosis and treatment of articular disorders and disorders of the human spine. The Company may sublicense the rights licensed to it by Vertegen. The Company is required to use commercially reasonable efforts, at its sole expense, to prosecute the patent applications licensed to the Company by Vertegen.

In connection with entering into the license agreement with Vertegen, the Company paid Vertegen an initial license fee of $10,000 and issued Vertegen a warrant to purchase 100,000 shares of its common stock at an exercise price of $1.10 per share, which has expired unexercised. Pursuant to the Vertegen Agreement, the Company is required to pay Vertegen a 6% royalty on net sales of products covered by the patents licensed to us by Vertegen, the subject matter of which is directed primarily to spinal implants, and any proceeds from the Company enforcing the patent rights licensed to the Company by Vertegen. Such 6% royalty rate will be reduced to 3% in the United States during the five-year period following the expiration of the last-to-expire applicable patent in the United States and in the rest of the world during the five-year period following the expiration of the last-to-expire patent anywhere in the world. The Company has not sold any products subject to this agreement and has paid no royalties under this agreement. The Company has cumulatively paid approximately $150,000 in expenses as of December 31, 2016 and $140,000 as of December 31, 2015 and December 31, 2014 in connection with the filing and prosecution of the patent applications licensed to the Company by Vertegen.

The Vertegen Agreement may be terminated by the Company at any time by providing notice to Vertegen. In addition, Vertegen may terminate the Vertegen Agreement in its entirety if the Company is in material breach of the agreement, and the Company fails to cure such breach during a specified period.

Revenue share agreements

As described in Note J, the Company is a party to certain agreements with advisors to participate as a member of the Company’s scientific advisory board. In September 2011, the Company entered into an amended and restated revenue share agreement with Philipp Lang, M.D., one of the Company’s directors and former Chief Executive Officer, which amended and restated a similar agreement entered into in 2008 when Dr. Lang stepped down as chair of the Company’s scientific advisory board and became the Company’s Chief Executive Officer. This agreement provides that the Company will pay Dr. Lang a specified percentage of our net revenues, ranging from 0.875% to 1.33%, with respect to all of our current and planned products, including the Company’s iUni, iDuo, iTotal CR, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenues collected by the Company on such product sales. The Company’s payment obligations expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is a named inventor that claim the applicable product. These payment obligations survived the termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $1.0 million, $0.8 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note M—Stockholders’ Equity

Common stock

Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

The holder of each share of common stock was entitled to one vote. Summary of common stock activity was as follows:

Shares
Outstanding December 31, 2014	4,286,164
Issuance of common stock - option & warrant exercises	395,192
Issuance of restricted common stock	174,530
Issuance of common stock - IPO	10,350,000
Issuance of common stock - preferred stock conversion to common stock	25,904,241
Outstanding December 31, 2015	41,110,127
Issuance of common stock - option & warrant exercises	1,485,401
Issuance of restricted common stock	804,019
Outstanding December 31, 2016	43,399,547

Preferred stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at December 31, 2016 and December 31, 2015.

Demand registration rights

In conjunction with the IPO, the Company entered into an Amended and Restated Information and Registration Rights Agreement effective June 29, 2015 (the “Registration Rights Agreement”), which provided, among other things, registration rights to certain investors that had held the Company's preferred stock prior to the IPO. Subject to specified limitations set forth in a registration rights agreement, at any time, the holders of at least 25% of the then outstanding registrable shares may at any time demand in writing that the Company register all or a portion of the registrable shares under the Securities Act on a Form other than Form S-3 for an offering of at least 20% of the then outstanding registrable shares or a lesser percentage of the then outstanding registrable shares provided that it is reasonably anticipated the aggregate offering price would exceed $20 million. The Company is not obligated to file a registration statement pursuant to these rights on more than two occasions.

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

Warrants

The Company also issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No new warrants were issued in the years ended December 31, 2016 and 2015. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets.

All warrants were exercisable immediately upon issuance. Upon the conversion of the Company’s preferred stock into common stock in connection with the closing of the Company’s IPO, all outstanding warrants to purchase preferred stock instead became warrants to purchase shares of common stock at a ratio of one share of common stock for every two shares of preferred stock.

The fair value of warrants at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions in the year ended December 31, 2014:

Risk-free interest rate	0.91%-1.71%
Expected term (in years)	2.50-5.00
Dividend yield	—%
Expected volatility	50.00%-55.00%

Common stock warrants

The Company also issued warrants to certain investors and consultants to purchase 1,138,424 shares of common stock at an exercise price range of $0.02 to $9.00 per share.  Additionally, certain warrants to purchase shares of preferred stock were converted to 564,188 warrants to purchase 564,188 shares of common stock.  Warrants to purchase 171,783 shares of common stock were outstanding as of December 31, 2016 and 751,779 shares of common stock were outstanding as of December 31, 2015. Outstanding warrants are currently exercisable with varying exercise expiration dates from 2017 through 2024.

Summary of common stock warrant activity was as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share	Number of Warrants Exercisable	Weighted Average Price Per Share	Weighted Average Contractual Life

Outstanding December 31, 2014	204,312	$8.90	204,312	$8.90	3.26
Exercised	(16,721)	7.80	(16,721)	7.80	—
Converted from preferred warrant	564,188	10.73	564,188	10.73	—
Outstanding December 31, 2015	751,779	$10.30	751,779	$10.30	1.33
Exercised	(166,665)	9.00	(166,665)	9.00	—
Cancelled/expired	(413,331)	—	(413,331)	—	—
Outstanding December 31, 2016	171,783	$7.47	171,783	$7.47	1.62

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

The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of our common stock that will be reserved for issuance under the 2015 Plan is the sum of: (1) 2,000,000; plus (2) the number of shares equal to the sum of the number of shares of our common stock then available for issuance under the 2011 Plan and the number of shares of our common stock subject to outstanding awards under the 2011 Plan or under the 2004 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the least of (a) 3,000,000 shares of our common stock, (b) 3% of the number of shares of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board.  Our employees, officers, directors, consultants and advisors will be eligible to receive awards under the 2015 Plan. Incentive stock options, however, may only be granted to our employees.  Options and restricted stock awards granted under the 2015 Plan generally vest over a period of four years and expire ten years from the date of grant. As of December 31, 2016, 1,318,370 shares of common stock were available for future issuance under the 2015 Plan.

Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (In Thousands)
Outstanding December 31, 2013	4,869,330	$3.77
Granted	1,037,547	9.77
Exercised	(118,738)	1.50
Expired	(142,206)	5.29
Cancelled/Forfeited	(290,366)	5.08
Outstanding December 31, 2014	5,355,567	$4.87
Granted	403,086	12.20
Exercised	(383,458)	2.10
Expired	(30,876)	5.97
Cancelled/Forfeited	(95,990)	7.42
Outstanding December 31, 2015	5,248,329	$5.56
Granted	179,178	8.78
Exercised	(1,467,692)	2.78	8,219
Expired	(81,251)	9.70
Cancelled/Forfeited	(88,524)	9.93
Outstanding December 31, 2016	3,790,040	$6.60	$8,547

Total vested and exercisable	3,231,167	$6.01	$8,514

The total fair value of stock options that vested during the year ended December 31, 2016 was $1.9 million. The weighted average remaining contractual term for the total stock options outstanding was 5.55 years at December 31, 2016. The weighted average remaining contractual term for the total stock options vested and exercisable was 5.06 years at December 31, 2016.

Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2014	—	$—
Granted	174,530	22.31
Unvested December 31, 2015	174,530	$22.31
Granted	873,589	8.61
Vested	(66,839)	17.72
Forfeited	(69,570)	11.83
Unvested December 31, 2016	911,710	$10.32

The total fair value of restricted common stock options that vested during the year ended December 31, 2016 was $0.7 million.

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

The weighted average fair value of options granted was $4.46 for the year ended December 31, 2016, $5.52 for the year ended December 31, 2015 and $4.40 for the year ended December 31, 2014.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.98%	1.37% - 1.77%	1.66% - 2.29%
Expected term (in years)	6.25	5.47 - 6.45	5.00 - 7.25
Dividend yield	—%	—%	—%
Expected volatility	51.00%	49.00% - 50.00%	50.00%

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

Stock-based compensation expense was $5.3 million, $3.6 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

The following is a summary of stock-based compensation expense (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenues	$333	$239	$162
Sales and marketing	1,197	730	597
Research and development	1,466	784	628
General and administrative	2,328	1,854	1,163
	$5,324	$3,607	$2,550

At December 31, 2016, the Company had $2.2 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 2.35 years. At December 31, 2016, the Company had $7.1 million of total unrecognized compensation expense for restricted awards recognized over a weighted average period of 2.44 years.

Note N—Income Taxes

The Company files U.S. federal and state tax returns as well as foreign income tax returns. The Company has accumulated significant losses since its inception in 2004.
For financial reporting purposes, income (loss) before income taxes for the years ended December 31, 2016, 2015 and 2014 include the following components (in thousands):

	Years ended December 31,
	2016	2015	2014
Income (loss) from continuing operations before income taxes:
U.S.	$(51,576)	$(50,155)	$(40,328)
Non‑U.S.	(5,949)	(7,050)	(5,353)
	$(57,525)	$(57,205)	$(45,681)
Significant components of the provision for income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	63	41	41
	63	41	41
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total	$63	$41	$41

The Company accounts for income taxes under FASB ASC 740 Accounting for Income Taxes. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
A reconciliation of the income tax expense (benefit) at the statutory federal income tax rate as reflected in the financial statements was as follows:

	Years ended December 31,
	2016	2015	2014
Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal benefits	(2.70)	(2.27)	(2.36)
Permanent items	0.42	1.52	1.46
Tax credit	(1.06)	(0.85)	(8.59)
Change in valuation allowance	33.95	31.07	37.49
Foreign rate differential	1.04	1.68	0.68
Rate change	(0.06)	0.01	(0.02)
Uncertain tax positions	2.06	2.21	2.97
Other	0.46	0.7	2.47
	0.11%	0.07%	0.10%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets (liabilities) consisted of the following (in thousands):

	Years ended December 31,
	2016	2015
Deferred tax assets:
Federal and state net operating loss carryforwards	$115,719	$99,823
Foreign net operating loss carryforwards	2,561	2,973
Accrued expenses	280	—
Credits	5,091	4,483
Deferred revenue	1,709	—
Other	5,703	4,138
Total deferred tax assets	131,063	111,417
Valuation allowance	(130,005)	(110,518)
Net deferred tax assets	1,058	899
Deferred tax liabilities:
Fixed assets	(841)	(612)
Intangibles	(217)	(287)
Other	—	—
Net deferred tax liabilities	(1,058)	(899)
Net deferred tax assets	$—	$—
Current net deferred tax asset	33	15
Long‑term net deferred tax liability	(33)	(15)
Net deferred tax asset	$—	$—
A valuation allowance is required to reduce the deferred tax assets reported if, based on weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, the Company determined that a $130.0 million valuation allowance at December 31, 2016 was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year was $19.5 million.

The Company provided a valuation allowance for the full amount of its net deferred tax asset for all periods because realization of any future tax benefit cannot be sufficiently assured as the Company does not expect income in the near term.
At December 31, 2016, the Company had approximately $323.6 million of federal net operating loss carryforwards and approximately $168.0 million of state net operating loss carryforwards that if not utilized, will begin to expire in 2020 for federal tax purposes and continue to expire at various dates for state tax purposes. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depends predominantly upon having taxable income.
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
The Company also had foreign net operating losses of approximately $24.7 million as of December 31, 2016, which may be available to offset future income recognized in the Federal Republic of Germany . The net operating losses in Germany have indefinite carryforward periods.
The Company has adopted the accounting guidance related to uncertainty in income taxes. The total liability for unrecognized income tax benefits was approximately $4.9 million as of December 31, 2016, $3.7 million as of December 31, 2015 and $2.5 million of December 31, 2014. Of the total liability at December 31, 2016 and 2015, $4.8 million and $3.6 million, respectively, were netted against deferred tax assets. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company does not expect any significant changes in the next 12 months.
Unrecognized tax benefits during the three years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Years ended December 31,
	2016	2015	2014
Unrecognized tax benefits beginning of year	$3,730	$2,466	$1,109
Gross change for current year positions	1,187	1,264	1,357
Decrease for prior period positions	—	—	—
Decrease due to settlements and payments	—	—	—
Decrease due to statute limitations	—	—	—
Unrecognized tax benefits end of the year	$4,917	$3,730	$2,466
As of December 31, 2016, the Company was open to examination in the U.S. federal and certain state jurisdictions for all of the Company’s tax years since the net operating losses may potentially be utilized in future years to reduce taxable income. The Company was open to examination for tax years 2007 through 2015 in Germany and tax years 2013 through 2015 in the UK.
At December 31, 2016, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

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

Geographic information consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Product Revenue
United States	$62,366	$47,223	$34,350
Germany	14,701	13,795	12,549
Rest of World	1,854	1,773	1,287
	$78,921	$62,791	$48,186

	December 31,
	2016	2015
Property and equipment, net
United States	$14,971	$10,836
Rest of World	113	130
	$15,084	$10,966

Note P —Employee Savings Plan

We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 80% of eligible earnings, subject to annual limits. We make contributions to the plan in an amount equal to 50% of elective deferrals on up to 4% of the participant’s eligible earnings. We contributed approximately $478,000, $400,000 and $377,000 to the plan during the years ended December 31, 2016, 2015 and 2014, respectively.

Note Q —Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$21,673	$18,643	$19,333	$20,250
Gross profit	8,045	5,998	6,001	6,663
Net loss	(15,705)	(12,762)	(14,052)	(15,034)
Net loss per share - basic and diluted	$(0.37)	$(0.31)	$(0.34)	$(0.37)

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$19,071	$13,894	$19,222	$14,700
Gross profit	6,340	2,762	7,827	4,856
Net loss	(14,990)	(17,107)	(10,892)	(14,257)
Net loss per share - basic and diluted	$(0.37)	$(0.45)	$(2.51)	$(3.32)

Note R—Subsequent Events

2017 Secured Loan Agreement

On January 6, 2017, we entered into a senior secured $50 million loan and security agreement with Oxford. Through the term loan facility with Oxford, the Company initially accessed $15 million of borrowings and an additional funding of $15 million is available to the Company, at its option, through December 2017 and an additional $20 million is available through June 2018, in each case, subject to the satisfaction of certain revenue milestones and customary drawdown conditions.

The credit facility is secured by substantially all of the Company’s personal property other than the Company’s intellectual property.  Under the terms of the credit facility, the Company cannot grant a security interest in its intellectual property to any other party.

The term loan under the credit facility bears interest at a floating annual rate calculated at the greater of 30 day LIBOR or 0.53%, plus 6.47%. The Company is required to make monthly interest only payments in arrears commencing on the second payment date following the funding date of each term loan, and continuing on the payment date of each successive month thereafter through and including the payment date immediately preceding the amortization date of February 1, 2019 (subject to extension to February 1, 2020 if the Company draws the second tranche of $15 million loans under the term loan facility).  Commencing on the amortization date, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of each term loan, together with accrued interest, in arrears, to the Oxford.  All unpaid principal, accrued and unpaid interest with respect to each term loan, and a final payment in the amount of 5.0% of the amount of loans advanced, is due and payable in full on the term loan maturity date.  The term loan facility has a term of five years and matures on January 1, 2022.

At the Company’s option, the Company may prepay all, but not less than all, of the term loans advanced by Oxford under the term loan facility, subject to a prepayment fee and an amount equal to the sum of all outstanding principal of the term loans plus accrued and unpaid interest thereon through the prepayment date, a final payment, plus all other amounts that are due and payable, including Oxford's expenses and interest at the default rate with respect to any past due amounts.

The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against assets securing the credit facilities, including the Company’s cash.  These events of default include, among other things, the Company’s failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000, one or more judgments against us in an amount greater than $500,000, a material adverse change with respect to any governmental approval and any delisting event.

S-3 Shelf Registration

On January 9, 2017, the Company filed a shelf registration statement on Form S-3 with the SEC. Upon being declared effective by the SEC, the shelf registration statement will allow the Company to sell from time to time up to $200 million of its common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The shelf registration statement, once effective, is intended to provide the Company flexibility to conduct registered sales of its securities, subject to market conditions and our future capital needs. There are no guarantees that the SEC will declare the shelf effective or that we will be able to sell any securities pursuant to it. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal controls over financial reporting include those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal controls and procedures over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

 Attestation Report of the Independent Public Accounting Firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to applicable rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers

The other information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Bradley Langdale is the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the NASDAQ Global Market.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 16. FORM 10-K SUMMARY

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: March 8, 2017

CONFORMIS, INC.
By:	/s/Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Mark A. Augusti
Mark A. Augusti	President and Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2017
/s/Paul Weiner
Paul Weiner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2017
/s/Kenneth Fallon III
Kenneth Fallon III	Chairman of the Board of Directors	March 8, 2017

Philipp Lang, M.D.	Director	March 8, 2017
/s/Bradley Langdale
Bradley Langdale	Director	March 8, 2017
/s/Colm Lanigan
Colm Lanigan	Director	March 8, 2017
/s/Richard Meelia
Richard Meelia	Director	March 8, 2017
/s/Michael Milligan
Michael Milligan	Director	March 8, 2017
/s/Aditya Puri
Aditya Puri	Director	March 8, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-3747) filed on July 8, 2015)
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-3747) filed on July 8, 2015)
4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 18, 2015)
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

10.26*	First Amendment to Lease dated July 25, 2016 between Wakefield Investments, Inc. and Registrant for 600 Research Drive, Wilmington, Massachusetts
10.27
Lease dated September 19, 2016 between Technology Park I Limited Partnership and Registrant for 600 Technology Park Drive, Billerica, Massachusetts (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the Securities and Exchange Commission on November 10, 2016, File No. 001-37474)

10.28
License Agreement, effective as of April 10, 2007, between the Registrant and Vertegen, Inc., as amended by First Amendment to License Agreement, dated as of May 20, 2015, between the Registrant and Vertegen, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 11, 2015)

10.29
Sponsor Designee Recommendation Agreement, dated as of May 21, 2015, between the Registrant and Procific (incorporated by reference to Exhibit 10.29 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.30†
License Agreement, dated as of April 13, 2015, between the Registrant and MicroPort Orthopedics Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 11, 2015)

10.31
License Agreement, dated as of April 13, 2015, between the Registrant and each of Wright Medical Group, Inc. and Wright Medical Technology, Inc. (incorporated by reference to Exhibit 10.33 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 11, 2015)

10.32
Form of Retention Agreements of Certain Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the Securities and Exchange Commission on August 11, 2016, File No. 001-37474)

10.33	Summary of Compensatory Arrangements of Certain Officers (incorporated by reference to the Registrant’s Form 8-K filed on February 9, 2016, File No. 001-37474)
10.34*	Employment Agreement, dated October 19, 2016, by and between the Registrant and Mark A. Augusti
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 10.21. to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	Indicates management contract or plan.
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