Form 10-Q
period 2017-03-31
ConforMIS Inc
filed 2017-05-10
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37474

ConforMIS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2463152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 Technology Park Drive Billerica, MA	01821
(Address of principal executive offices)	(Zip Code)

(781) 345-9001
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company," in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, there were 43,850,593 shares of Common Stock, $0.00001 par value per share, outstanding.

ConforMIS, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$36,392	$37,257
Investments	27,910	28,242
Accounts receivable, net	13,052	14,675
Inventories	11,383	11,720
Prepaid expenses and other current assets	2,910	3,954
Total current assets	91,647	95,848
Property and equipment, net	15,760	15,084
Other Assets
Restricted cash	762	300
Investments	4,192	—
Intangible assets, net	684	746
Goodwill	753	753
Other long-term assets	29	79
Total assets	$113,827	$112,810

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,768	$5,474
Accrued expenses	8,875	8,492
Deferred revenue	305	305
Total current liabilities	14,948	14,271
Other long-term liabilities	161	164
Deferred revenue	4,243	4,320
Long-term debt, less debt issuance costs	14,718	—
Total liabilities	34,070	18,755
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at March 31, 2017 and December 31, 2016; 43,840,318 and 43,399,547 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	480,022	476,486
Accumulated deficit	(400,401)	(382,930)
Accumulated other comprehensive income (loss)	136	499
Total stockholders’ equity	79,757	94,055
Total liabilities and stockholders’ equity	$113,827	$112,810
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue
Product	$20,379	$19,982
Royalty	76	268
Total revenue	20,455	20,250
Cost of revenue	13,960	13,586
Gross profit	6,495	6,664

Operating expenses
Sales and marketing	10,816	11,115
Research and development	4,560	4,398
General and administrative	8,458	6,295
Total operating expenses	23,834	21,808
Loss from operations	(17,339)	(15,144)

Other income and expenses
Interest income	103	139
Interest expense	(307)	(25)
Foreign currency exchange transaction income	390	—
Total other income (expense), net	186	114
Loss before income taxes	(17,153)	(15,030)
Income tax provision	7	4

Net loss	$(17,160)	$(15,034)

Net loss per share - basic and diluted	$(0.40)	$(0.37)

Weighted average common shares outstanding - basic and diluted	42,874,743	40,993,485

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(17,160)	$(15,034)
Other comprehensive income (loss)
Foreign currency translation adjustments	(354)	142
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(9)	9
Comprehensive loss	$(17,523)	$(14,883)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(17,160)	$(15,034)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	843	734
Amortization of debt discount	—	1
Stock-based compensation expense	1,292	944
Provision for bad debts on trade receivables	29	—
Non-cash interest expense	14	—
Amortization/accretion on investments	75	—
Changes in operating assets and liabilities:
Accounts receivable	1,594	1,332
Inventories	337	(399)
Prepaid expenses and other assets	1,094	555
Accounts payable and accrued liabilities	677	694
Deferred royalty revenue	(76)	(76)
Other long-term liabilities	(3)	(20)
Net cash used in operating activities	(11,284)	(11,269)

Cash flows from investing activities:
Acquisition of property and equipment	(1,456)	(3,298)
Increase in restricted cash	(462)	—
Purchase of short term investment	(13,570)	(26,939)
Maturity of investments	9,625	—
Net cash used in investing activities	(5,863)	(30,237)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,933	825
Debt issuance costs	(297)	—
Proceeds from issuance of debt	15,000	—
Payments on long-term debt	—	(72)
Net cash provided by financing activities	16,636	753
Foreign exchange effect on cash and cash equivalents	(354)	151
(Decrease) in cash and cash equivalents	(865)	(40,602)
Cash and cash equivalents, beginning of period	37,257	117,185
Cash and cash equivalents, end of period	$36,392	$76,583

Supplemental information:
Cash paid for income taxes	$130	$10
Cash paid for interest	307	8

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

The Company was incorporated in Delaware and commenced operations in 2004. The Company introduced its iUni and iDuo in 2007, its iTotal CR in 2011 and its iTotal PS in 2015. The Company has its corporate offices in Billerica, Massachusetts.

Liquidity and operations

The accompanying Interim Consolidated Financial Statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, bank debt and convertible debt financings, equipment purchase loans, and product revenue beginning in 2007. The Company’s product revenue has continued to grow from year-to-year; however, the Company has not yet attained profitability and continues to incur operating losses, which adversely impacts the Company's ability to continue as a going concern. At March 31, 2017, the Company had an accumulated deficit of $400.4 million.

     As of March 31, 2017, the Company had cash and cash equivalents and investments of $68.5 million and $0.8 million in restricted cash allocated to lease deposits.  As of December 31, 2016, the Company had cash and cash equivalents and investments of $65.5 million and $0.3 million in restricted cash allocated to lease deposits.

On January 6, 2017, the Company entered into a senior secured $50 million loan and security agreement with Oxford Finance LLC ("Oxford"). Through the term loan facility with Oxford, the Company initially accessed $15 million of borrowings, an additional funding of $15 million is available to the Company, at its option, through December 2017 and an additional $20 million is available, at its option, through June 2018, in each case, subject to the satisfaction of certain revenue milestones and customary drawdown conditions. For further information regarding this facility, see “Note I—Debt and Notes Payable—2017 Secured Loan Agreement” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Additionally, in January 2017, the Company filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The shelf registration statement is intended to provide the Company flexibility to conduct sales of its registered securities, subject to market conditions and our future capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering. For further information regarding this shelf registration, see “Note M—Subsequent Events” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

              The Company anticipates that its principal sources of funds in the future will be revenue generated from the sales of its products, borrowings under its 2017 Secured Loan Agreement subject to the satisfaction of certain revenue milestones, which it has achieved to drawdown the second term loan of $15 million, as well as other customary drawdown conditions, future capital raises through the issuance of equity securities, and revenues that may be generated in connection with licensing its intellectual property.

The Company expects that its existing cash and cash equivalents as of March 31, 2017, borrowings under its 2017 Secured Loan Agreement, and anticipated revenue from operations, including from projected sales of its products, will enable the Company to fund its operating expenses and capital expenditure requirements and pay its debt service as it becomes due for at least the next 12 months from the date of filing.  Management has based this expectation on assumptions that may prove to be wrong, such as the revenue that it expects to generate from the sale of its products and the gross profit the Company expects to generate from those revenues, and it could use its capital resources sooner than we expect.

               In the event the Company’s resources are not sufficient to fund its operations, the Company may need to engage in equity or debt financings to secure additional funds. The Company may not be able to obtain additional financing on terms favorable to the Company, or at all.

Basis of presentation and use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates used in these consolidated financial statements include the valuation of accounts receivable, inventory reserves, intangible valuation, equity instruments, impairment assessments, income tax reserves and related allowances, and the lives of property and equipment. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Unaudited Interim Financial Information

The accompanying Interim Consolidated Financial Statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2017, results of operations for the three months ended March 31, 2017 and 2016, and its cash flows for the three months ended March 31, 2017 and 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

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

For the three months ended March 31, 2017 and 2016, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of total gross receivable balance at March 31, 2017 or December 31, 2016.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc. ("ImaTx"), ConforMIS Europe GmbH, ConforMIS UK Limited and ConforMIS Hong Kong Limited. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. The Company’s cash equivalents consist of demand deposits, money market accounts, corporate bonds, and repurchase agreements on deposit with certain financial institutions, in addition to cash deposits in excess of federally insured limits. Demand deposits are carried at cost which approximates their fair value. Money market accounts are carried at fair value based upon level 1 inputs. Corporate bonds and repurchase agreements are valued using level 2 inputs. See “Note C—Fair Value Measurements” below. The associated risk of concentration is mitigated by banking with credit worthy financial institutions.

The Company had $1.8 million and $1.6 million as of March 31, 2017 and December 31, 2016, respectively, held in foreign bank accounts that are not federally insured. In addition, the Company has recorded restricted cash of $0.8 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively. Restricted cash consisted of security provided for lease obligations.

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
A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums (discounts) are amortized (accreted) over the life of the related security using the constant yield method. Dividend and interest income are recognized when earned and reported in other income. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable consist of billed and unbilled amounts due from medical facilities. Upon completion of a procedure, revenue is recognized and unbilled receivable is recorded. Upon receipt of a purchase order number from a medical facility, a billed receivable is recorded and the unbilled receivable is reversed. As a result, the unbilled receivable balance fluctuates based on the timing of the Company's receipt of purchase order numbers from the medical facilities. In estimating whether accounts receivable can be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, collections experience to date and any specific collection issues that have been identified. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or when collection risk is identified.

 Inventories

Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or market value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, with market determined based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margins, purchase commitments and other factors in evaluating net realizable value. During the three months ended March 31, 2017 and 2016, the Company recognized provisions in cost of revenue of $0.6 million and $0.4 million, respectively, to adjust its inventory value to the lower of cost or market for estimated unused product related to known and potential cancelled cases.

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

The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets. Furthermore, periodically the Company assesses whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the three months ended March 31, 2017 and 2016, no such impairment charges were recognized.

Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of Imaging Therapeutics, Inc. (formerly known as Osteonet.com, renamed ImaTx, Inc.) in 2009. The Company tests goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets may be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. When testing goodwill for impairment, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. If the two-step approach is performed, the Company will estimate fair value of the reporting unit, which is typically estimated using a discounted cash flow approach, and requires the use of assumptions and judgments including estimates of future cash flows and the selection of discount rates.  During the three months ended March 31, 2017, and 2016, there were no triggering events which would require an interim goodwill impairment assessment.

Revenue recognition

Product

The Company generates revenue from the sale of customized implants and instruments to medical facilities through the use of a combination of direct sales personnel, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Ireland, Austria, Switzerland, Singapore, Hong Kong and Monaco.

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

Royalty

The Company has accounted for its agreements with Wright Medical Group, Inc. and MicroPort Orthopedics, Inc. under the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification
("ASC") 605-25, Multiple-Element Arrangements and Staff Accounting Bulletin No. 104, Revenue Recognition (ASC 605). In accordance with ASC 605, the Company is required to identify and account for each of the separate units of accounting. The Company identified the relative selling price for each and then allocated the total consideration based on their relative values. In connection with these agreements, in April 2015, the Company recognized in aggregate (i) back-owed royalties of $3.4 million as royalty revenue and (ii) the value attributable to the settlements of $0.2 million as other income.  Additionally, the Company recognized an initial $5.1 million in aggregate as deferred royalty revenue, which is recognized as royalty revenue ratably through 2031.  The on-going royalty from MicroPort is recognized as royalty revenue upon receipt of payment.

Shipping and handling costs

Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.4 million and $0.6 million for three months ended March 31, 2017, and 2016, respectively.

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

Advertising expense

Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.1 million for each of the three months ended March 31, 2017, and 2016.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s chief operating decision-maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business segment and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the aggregate Company level. Accordingly, in light of the Company’s current product offerings, management has determined that the primary form of internal reporting is aligned with the offering of the ConforMIS customized joint replacement products and that the Company operates as one segment. See “Note L—Segment and Geographic Data”.

Comprehensive loss

At March 31, 2017 and 2016, accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized gain and loss of available-for-sale securities, net of tax.

The following table summarizes accumulated beginning and ending balances for each item in Accumulated other comprehensive income (loss).

	Foreign currency translation adjustments	Change in unrealized gain (loss) on available-for-sale securities, net of tax	Accumulated other comprehensive income (loss)
Balance December 31, 2016	$506	$(7)	$499
Change in period	(354)	(9)	(363)
Balance March 31, 2017	$152	$(16)	$136

 Foreign currency translation and transactions

The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates at the balance sheet date, and income and expense items are translated at average rates of exchange prevailing during the quarter. Gains and losses realized from transactions denominated in foreign currencies, including intercompany balances not of a long-term investment nature, are included in the consolidated statements of operations.

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

In evaluating the need for a valuation allowance, the Company considers all reasonably available positive and negative evidence, including recent earnings, expectations of future taxable income and the character of that income. In estimating future taxable income, the Company relies upon assumptions and estimates of future activity including the reversal of temporary differences. Presently, the Company believes that a full valuation allowance is required to reduce deferred tax assets to the amount expected to be realized.

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

The Company has operations in Germany and the United Kingdom. The operating results of these operations will be permanently reinvested in those jurisdictions. As a result, the Company has only provided for income taxes at local rates when required.

Accounting Standard Update ("ASU'") No. 2016-09, "Compensation - Stock Compensation", was issued and adopted in January 2017. ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, modified retrospective adoption of ASC 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before we can recognize them and therefore, we have accounted for a cumulative-effect adjustment of $7.7 million during the quarter ended March 31, 2017 to record excess tax benefits.  Since the Company has a full valuation allowance on all deferred taxes, this has no impact on retained earnings or the tax position of the Company.

The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of approximately $7,000 and $4,000 for the three months ended March 31, 2017 and 2016, respectively.

The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2017 and December 31, 2016, $15,000 and $13,000 of interest and penalties have been accrued, respectively.

Medical device excise tax

The Company is subject to the Health Care and Education Reconciliation Act of 2010 (the “Act”), which imposes a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Under the Act, a taxable medical device is any device defined in section 201(h) of the Federal Food, Drug, and Cosmetic Act, intended for humans, which includes an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which meets certain requirements. The Consolidated Appropriations Act of 2016 includes a two-year moratorium on the medical device excise tax, which moratorium suspended taxes on the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. As such, the Company did not incur medical device excise tax expense in the three months ended March 31, 2017 and 2016.

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

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes option pricing model is affected by the stock price, exercise price, and a number of assumptions, including expected volatility of the stock, expected life of the option, risk-free interest rate and expected dividends on the stock. The Company evaluates the assumptions used to value the awards at each grant date and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. See “Note K—Stockholders’ Equity” for a summary of the stock option activity under the Company’s stock-based compensation plan.

Net loss per share

The Company calculates net loss per share in accordance with ASC 260, "Earnings per Share". Basic earnings per share (“EPS”) is calculated by dividing the net income or loss for the period by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
(in thousands, except share and per share data)	2017	2016
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(17,160)	$(15,034)
Denominator:
Denominator for basic loss per share:
Weighted average shares	42,874,743	40,993,485
Basic loss per share attributable to ConforMIS, Inc. stockholders	$(0.40)	$(0.37)
Diluted loss per share attributable to ConforMIS, Inc. stockholders	$(0.40)	$(0.37)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2017	2016
Common stock warrants	—	93,080
Stock options and restricted stock awards	863,228	2,664,852
Total	863,228	2,757,932

Recent accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This ASU removes the second step of the two-step test to determine goodwill impairment previously required. Entities will now apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The guidance will be effective the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing the first quarter of 2020.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force”. The standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The guidance will be effective in the first quarter of 2018, with early adoption permitted. The Company evaluated the impact of this pronouncement noting the Company's cash flow disclosure currently reflects ASU No. 2016-18 disclosure requirements. The Company expects to adopt this pronouncement commencing in the first quarter of 2018.

In June 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients", which provides guidance for accounting of credit losses affecting the impairment model for most financial assets and certain other instruments. Entities will be required to use a new forward-looking current expected credit loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments, which will generally lead to an earlier recognition of loss allowances.

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

In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing". This ASU clarifies two aspects of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606): identifying performance obligations and the licensing implementation guidance". ASU 2016-10 will become effective for the first quarter of 2018. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2018.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. This guidance will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company does not anticipate the pronouncement will have a material impact on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2018.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This ASU amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2019.

In November 2015, the FASB issued ASU No. 2015-17, "'Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", which eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for public companies financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2015-17 effective January 1, 2017 on a prospective basis. Since the Company has a full valuation allowance, adoption of ASU 20105-17 had no impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance was to be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017; early adoption was permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of the guidance contained in ASU 2014-9 by one year. Thus, the guidance is effective for the Company commencing in the first quarter of 2018. The Company is currently assessing the impact of this guidance on its results of operations and related disclosures. Based on the procedures performed to date, nothing has come to the Company's attention that would indicate that the adoption of ASU 2014-09 will have a material impact on its accounting for revenue arising from contracts with customers; however, adoption of this ASU will require additional disclosure around the Company's revenue recognition in its financial statements, however, the Company has undertaken an assessment process to evaluate the impact expects to complete this assessment later in 2017. The Company expects to adopt this pronouncement and related disclosures commencing in the first quarter of 2018.

Reclassification

During 2016, the Company identified that certain costs of revenue related to unused product in connection with known and potential cancelled cases had been improperly classified as sales and marketing expense. The Company concluded that the prior classification was an error and that it is immaterial to all annual and quarterly periods previously presented. To facilitate period-over-period comparisons, the Company revised its prior period financial statements to reflect the corrections in the period in which the expenses were incurred. The Company reclassified $0.4 million for the three months ended March 31, 2016 from sales and marketing to cost of revenue. These reclassifications did not have any impact on loss from operations, net loss, net loss per share or accumulated deficit.

Change in accounting policy regarding share-based compensation

Effective January 1, 2017, the Company elected to change its accounting policy to recognize forfeitures as they occur in accordance with ASU 2016-09, "Compensation - Stock Compensation". Historically, the Company recognized share-based compensation net of estimated forfeitures over the vesting period of the respective grant. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $0.3 million to accumulated deficit and an offset to additional paid-in capital ("APIC") as of January 1, 2017.

ASU No. 2016-09, "Compensation - Stock Compensation", was issued and adopted in January 2017. ASU 2016-09 eliminates APIC pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, modified retrospective adoption of ASC 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before we can recognize them and therefore, we have accounted for a cumulative-effect adjustment of $7.7 million during the quarter ended March 31, 2017 to record excess tax benefits.  Since the Company has a full valuation allowance on all deferred taxes, this has no impact on retained earnings or the tax position of the Company.

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

The Company's investment policy is consistent with the definition of available-for-sale securities. All investments have been classified within Level 1 or Level 2 of the fair value hierarchy because of the sufficient observable inputs for revaluation. The Company's Level 1 cash and equivalents and investments are valued using quoted prices that are readily and regularly available in the active market. The Company’s Level 2 investments are valued at par value or using third-party pricing sources based on observable inputs, such as quoted prices for similar assets at the measurement date; or other inputs that are observable, either directly or indirectly.

The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments	Long-term (2) investments
Cash	$9,276	$—	$—	$9,276	$9,276	$—	$—
Level 1 securities:
Money market funds	8,119	—	—	8,119	8,119	—	—
Level 2 securities:
Corporate bonds	8,927	1	(3)	8,925	1,000	7,925	—
Commercial paper	5,983	—	—	5,983	1,997	3,986
Agency bonds	20,205	1	(15)	20,191	—	15,999	4,192
Repurchase agreements	16,000	—	—	16,000	16,000	—	—
Total	$68,510	$2	$(18)	$68,494	$36,392	$27,910	$4,192

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$8,504	$—	$—	$8,504	$8,504	$—
Level 1 securities:
Money market funds	28,753	—	—	28,753	28,753	—
Level 2 securities:
Corporate Bonds	6,701	—	(4)	6,697	—	6,697
Agency bonds	21,548	—	(3)	21,545	—	21,545
Total	$65,506	$—	$(7)	$65,499	$37,257	$28,242

(1) Contractual maturity due within one year.
(2) Contractual maturity greater than one year.

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Total receivables	$13,754	$15,356
Allowance for doubtful accounts and returns	(702)	(681)
Accounts receivable, net	$13,052	$14,675

Accounts receivable included unbilled receivable of $1.9 million and $2.5 million at March 31, 2017 and December 31, 2016, respectively. Write-offs related to accounts receivable were approximately $8,000 and $0 for the three months ended March 31, 2017 and 2016, respectively.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	March 31, 2017	December 31, 2016
Beginning balance	(681)	(554)
Provision for bad debts on trade receivables	(29)	(188)
Other allowances	—	20
Accounts receivable write offs	8	41
Ending balance	$(702)	$(681)

Note E—Inventories

Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw Material	$3,887	$3,331
Work in process	2,163	2,530
Finished goods	5,333	5,859
Total Inventories	$11,383	$11,720

At March 31, 2017 and December 31, 2016, inventories included write-downs of $0.2 million related to units affected by the recall and sterilization capacity limitation.

Note F—Intangible Assets

The components of intangible assets consisted of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2017	December 31, 2016

Developed technology	10	$979	$979
Accumulated amortization		(705)	(681)
Developed technology, net		274	298

License agreements	10	1,508	1,508
Accumulated amortization		(1,098)	(1,060)
License technology, net		410	448
Intangible assets, net	10	$684	$746

The Company recognized amortization expense of $0.1 million in the three months ended March 31, 2017, and 2016. The weighted-average remaining life of total amortizable intangible assets is 2.75 years for the developed technology and license agreements.

The estimated future aggregated amortization expense for intangible assets owned as of March 31, 2017 consisted of the following (in thousands):

Amortization expense
2017 (remainder of the year)	$186
2018	249
2019	249
$684

Note G—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued employee compensation	$4,592	$4,037
Deferred rent	53	101
Accrued legal expense	962	710
Accrued consulting expense	40	104
Accrued vendor charges	890	1,396
Accrued revenue share expense	1,032	992
Accrued settlement costs	147	—
Accrued clinical trial expense	134	256
Accrued other	1,025	896
	$8,875	$8,492

Note H—Commitments and Contingencies

Operating Leases - Real Estate

The Company maintains its corporate headquarters in a leased building located in Billerica, Massachusetts. The Company moved its corporate headquarters from Bedford, Massachusetts in April 2017. The Company maintains its manufacturing facility in a leased facility in Wilmington, Massachusetts.

The Billerica facility is leased under a long-term, non-cancellable lease that is scheduled to expire in October 2025. The Company leased the Bedford facility under a long-term, non-cancellable sublease that was set to expire in April 2017. In April 2017, the Company and the landlord of the Bedford facility agreed to a holdover of 30 days beyond the lease termination through May 31, 2017. During this time, certain of the Company's employees will remain in the Bedford facility until relocating to the Wilmington facility in May 2017. The Wilmington facility is leased under a long-term, non-cancellable lease that will expire in March 2022.   The Company also leases satellite facilities under short-term non-cancellable operating leases.

On July 25, 2016, the Company entered into an amendment to the Wilmington Lease. Pursuant to the amendment, the Company exercised an option in its current lease to rent an additional 18,223 square feet of space adjacent to the Company’s existing premises. The Company took possession of the additional space in April 2017. The Company has a right to extend the initial term for one additional five-year period. The initial base rental rate for the additional space is $0.2 million annually, subject to 2% annual increases until the expiration of the initial term.

Rent expense of $0.4 million for each of the three months ended March 31, 2017 and 2016, respectively, was charged to operations. The Company’s real estate operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method. Deferred rent was approximately $0.2 million as of March 31, 2017 and $0.3 million as of December 31, 2016.  Deferred rent is included in accrued expenses and other long-term liabilities.

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

Philipp Lang, M.D., one of the Company’s directors and former Chief Executive Officer, joined the Company’s scientific advisory board in 2004 prior to becoming an employee. The Company first entered into a revenue share agreement with Dr. Lang in 2008 when he became the Company’s Chief Executive Officer. In 2011, the Company entered into an amended and restated revenue share agreement with Dr. Lang. Under this agreement, the specified percentage of the Company’s net revenues payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of the Company’s current products, including the Company’s iUni, iDuo, iTotal Cr and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The Company’s payment obligations under this agreement expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is named an inventor that claim the applicable product. These payment obligations survived the termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $258,000 and $249,000 for the three months ended March 31, 2017, and 2016, respectively.

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board and Dr. Lang revenue share agreements of $970,000 during the three months ended March 31, 2017, representing 4.76% of product revenue, and $847,000 during the three months ended March 31, 2016, representing 4.24% of product revenue. Revenue share expense is included in research and development. See “Note J—Related Party Transactions” for further information regarding the Company’s arrangement with Dr. Lang.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to research and development and marketing services.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
There have been no contingent liabilities requiring accrual at March 31, 2017 or December 31, 2016.

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

On May 27, 2016, Smith & Nephew filed an Answer and Counterclaims in response to the Company's lawsuit, which it subsequently amended on July 22, 2016. Smith & Nephew denied that its Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe the patents asserted by the Company in the lawsuit. It also alleged two affirmative defenses: that the Company's asserted patents are invalid and that the Company is barred from relief under the doctrine of laches. In addition, Smith & Nephew asserted a series of counterclaims, including counterclaims seeking declaratory judgments that Smith & Nephew’s accused products do not infringe the Company's patents and that the Company's patents are invalid. Smith & Nephew also alleged that ConforMIS infringes ten patents owned or exclusively licensed by Smith & Nephew: two patents that Smith & Nephew alleges are infringed by the Company's iUni and iDuo products; three patents that Smith & Nephew alleges are infringed by the Company's iTotal products; and five patents that Smith &

Nephew licenses from Kinamed, Inc. of Camarillo, California and that it alleges are infringed by the Company's iUni, iDuo and iTotal products. Due to Smith & Nephew’s licensing arrangement with Kinamed, Kinamed was named as a party to the lawsuit. Smith & Nephew and Kinamed requested, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction. On March 9, 2017, the Court entered a stipulation of dismissal by the parties that dismissed from the lawsuit eight patents asserted by Smith & Nephew, including the patents involving Kinamed, and two patents asserted by ConforMIS.

Between September 21, 2016 and March 1, 2017, Smith & Nephew filed sixteen petitions with the United States Patent & Trademark Office (“USPTO”) requesting Inter Partes Review of the nine patents that the Company asserted in against Smith & Nephew in the lawsuit. In its petitions, Smith & Nephew alleges that the Company's patents are obvious in light of certain prior art.

On January 27, 2017, Smith & Nephew filed a motion seeking a stay of the Smith & Nephew Lawsuit until any requested Inter Partes Reviews are resolved, and the Company filed an opposition to that motion. The Company is presently unable to predict the outcome of the motion to stay the proceedings, the existing petitions requesting Inter Partes Review of the Company's patents, or of any other petitions requesting Inter Partes Review that Smith & Nephew or any other party may file, including whether the USPTO will institute any of the requested Inter Partes Reviews, or, if instituted, the outcome of any such Inter Partes Reviews. An adverse outcome of some or all of these potential Inter Partes Review proceedings and lawsuit could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

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

Note I—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Oxford Finance, LLC	15,000	—
Less debt issuance costs	(282)	—
Long-term debt, less debt issuance costs	14,718	—

The principal payments due as of March 31, 2017 consisted of the following (in thousands):

Principal Payment
2017 (remainder of the year)	$—
2018	—
2019	4,583
2020	5,000
2021	5,000
2022	417
Total	$15,000

2017 Secured Loan Agreement

On January 6, 2017, the Company entered into a senior secured $50 million loan and security agreement with Oxford. Through the term loan facility with Oxford, the Company initially accessed $15 million of borrowings, and an additional funding of $15 million is available to the Company, at its option, through December 2017 and an additional $20 million is available, at its option, through June 2018, in each case, subject to the satisfaction of certain revenue milestones and customary drawdown conditions. On March 9, 2017, the term loan facility with Oxford was amended to include an additional revenue milestone in order for the Company to drawdown the second and third tranches.

The credit facility is secured by substantially all of the Company’s personal property other than the Company’s intellectual property.  Under the terms of the credit facility, the Company cannot grant a security interest in its intellectual property to any other party.

The term loan under the credit facility bears interest at a floating annual rate calculated at the greater of 30 day LIBOR or 0.53%, plus 6.47%. The Company is required to make monthly interest only payments in arrears commencing on the second payment date following the funding date of each term loan, and continuing on the payment date of each successive month thereafter through and including the payment date immediately preceding the amortization date of February 1, 2019 (subject to extension to February 1, 2020 if the Company draws the second tranche of $15 million loans under the term loan facility).  Commencing on the amortization date, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of each term loan, together with accrued interest, in arrears, to Oxford.  All unpaid principal, accrued and unpaid interest with respect to each term loan, and a final payment in the amount of 5.0% of the amount of loans advanced, is due and payable in full on the term loan maturity date.  The term loan facility has a term of five years and matures on January 1, 2022.

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

The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against assets securing the credit facilities, including the Company’s cash.  These events of default include, among other things, the Company’s failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, including, among other customary debt covenants, achieving certain revenue levels and limiting the amount of cash and cash equivalents held by the Company's foreign subsidiaries, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000, one or more judgments against the Company in an amount greater than $500,000, a material adverse change with respect to any governmental approval and any delisting event.

Note J—Related Party Transactions

Vertegen

In April 2007, the Company entered into a license agreement with Vertegen, Inc., or Vertegen, which was amended in May 2015 (the “Vertegen Agreement”). Vertegen is an entity that is wholly owned by Dr. Lang, the Company’s Chief Executive Officer. Under the Vertegen Agreement, Vertegen granted the Company an exclusive, worldwide license under specified Vertegen patent rights and related technology to make, use and sell products and services in the fields of diagnosis and treatment of articular disorders and disorders of the human spine. The company may sublicense the rights licensed to it by Vertegen. The Company is required to use commercially reasonable efforts, at its sole expense, to prosecute the patent applications licensed to the Company by Vertegen. Pursuant to the Vertegen Agreement, the Company is required to pay Vertegen a 6% royalty on net sales of products covered by the patents licensed to the Company by Vertegen, the subject matter of which is directed primarily to spinal implants, and any proceeds from the Company enforcing the patent rights licensed to the Company by Vertegen. Such 6% royalty rate will be reduced to 3% in the United States during the five-year period following the expiration of the last-to-expire applicable patent in the United States and in the rest of the world during the five-year period following the expiration of the last-to-expire patent anywhere in the world. The Company has not sold any products subject to this agreement and has paid no royalties under this agreement. The Company has paid approximately $150,000 in expenses as of March 31, 2017 in connection with the filing and prosecution of the patent applications licensed to the Company by Vertegen.

The Vertegen Agreement may be terminated by the Company at any time by providing notice to Vertegen. In addition, Vertegen may terminate the Vertegen Agreement in its entirety if the Company is in material breach of the agreement, and the Company fails to cure such breach during a specified period.

Revenue share agreements

As described in Note H, the Company is a party to certain agreements with advisors to participate as a member of the Company’s scientific advisory board. In September 2011, the Company entered into an amended and restated revenue share agreement with Philipp Lang, M.D., one of the Company’s directors and former Chief Executive Officer, which amended and restated a similar agreement entered into in 2008 when Dr. Lang stepped down as chair of the Company’s scientific advisory board and became the Company’s Chief Executive Officer. This agreement provides that the Company will pay Dr. Lang a specified percentage of its net revenues, ranging from 0.875% to 1.33%, with respect to all of its current and planned products, including the Company’s iUni, iDuo, iTotal CR, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenues collected by the Company on such product sales. The Company’s payment obligations expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is a named inventor that claim the applicable product. These payment obligations survived the termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $258,000 and $249,000 for the three months ended March 31, 2017 and 2016, respectively.

Note K—Stockholders’ Equity

Common stock

Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock was entitled to one vote.

Summary of common stock activity was as follows:

Shares
Outstanding December 31, 2016	43,399,547
Issuance of common stock - option exercises	448,479
Issuance of restricted common stock, net of forfeitures	(7,708)
Outstanding March 31, 2017	43,840,318

Preferred stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at March 31, 2017 and December 31, 2016.

Warrants

The Company also issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No new warrants were issued in the three months ended March 31, 2017. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the

Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets.

All warrants were exercisable immediately upon issuance. Upon the conversion of the Company’s preferred stock into common stock in connection with the closing of the Company’s IPO, all outstanding warrants to purchase preferred stock instead became warrants to purchase shares of common stock at a ratio of one share of common stock for every two shares of preferred stock.

 Common stock warrants

The Company also issued warrants to certain investors and consultants to purchase 1,138,424 shares of common stock at an exercise price range of $0.02 to $9.00 per share.  Additionally, certain warrants to purchase shares of preferred stock were converted to 564,188 warrants to purchase 564,188 shares of common stock.  Warrants to purchase 171,783 shares of common stock were outstanding as of March 31, 2017 and December 31, 2016. Outstanding warrants are currently exercisable with varying expiration dates from 2017 through 2024.

At March 31, 2017 and December 31, 2016, the weighted average warrant exercise price per share for common stock underlying warrants and the weighted average contractual life was as follows:

March 31, 2017	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share
Common Stock	171,783	$7.47	1.33	171,783	$7.47

December 31, 2016	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share
Common Stock	171,783	$7.47	1.62	171,783	$7.47

Stock option plans

As of March 31, 2017, 2,646,478 shares of common stock were available for future issuance under the 2015 Stock Incentive Plan ("2015 Plan"). The 2015 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the least of (a) 3,000,000 shares of our common stock, (b) 3% of the number of share of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board. Effective January 1, 2017, an additional 1,301,986 shares of our common stock were added to the 2015 Plan under the terms of this provision.

Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2016	3,790,040	$6.60
Granted	—	—
Exercised	(448,479)	4.31	$1,527
Expired	(7,992)	12.76
Cancelled/Forfeited	(10,422)	12.45
Outstanding March 31, 2017	3,323,147	$6.87	$1,410
Total vested and exercisable	2,867,172	$6.38	$1,410

The total fair value of stock options that vested during the three months ended March 31, 2017 was $0.4 million. The weighted average remaining contractual term for the total stock options outstanding was 5.19 years at March 31, 2017. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.69 years at March 31, 2017.

Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2016	911,710	$10.32
Granted	9,444	5.69
Vested	(117,443)	7.94
Forfeited	(17,152)	5.84
Unvested March 31, 2017	786,559	$10.55

The total fair value of restricted common stock options that vested during the three months ended March 31, 2017 was $0.9 million.

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

There were no options granted for the three months ended March 31, 2017 and 2016.

Stock-based compensation expense was $1.3 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.  Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$97	$60
Sales and marketing	258	251
Research and development	493	301
General and administrative	444	331
	$1,292	$943

At March 31, 2017, the Company had $1.9 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 2.12 years. At March 31, 2017, the Company had $5.6 million of total unrecognized compensation expense for restricted awards recognized over a weighted average period of 1.88 years.

Note L—Segment and Geographic Data

The Company operates as one reportable segment as described in Note B to the Consolidated Financial Statements. The countries in which the Company has local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), Germany and the rest of the world, which consists predominately of Europe (including the United Kingdom) and other foreign countries. Sales are attributable to a geographic area based upon the customer’s country of domicile. Net property, plant and equipment are based upon physical location of the assets.

Geographic information consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Product Revenue
United States	$15,964	$14,708
Germany	3,965	4,722
Rest of World	450	552
	$20,379	$19,982

	March 31, 2017	December 31, 2016
Property and equipment, net
United States	$15,654	$14,971
Germany	106	113
Rest of World	—	—
	$15,760	$15,084

Note M—Subsequent Events

Distribution Agreement

In January 2017, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC on May 9, 2017. The shelf registration statement allows the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings.

The Company filed with the SEC a prospectus supplement dated May 10, 2017 (the “Prospectus Supplement”), pursuant to which the Company may issue and sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50 million (the “Shares”) from time to time. The Company intends to use the net proceeds of the offering of the Shares for general corporate purposes, which may include research and development costs, sales and marketing costs, clinical studies, manufacturing development, the acquisition or licensing of other businesses or technologies, repayment and refinancing of debt, including the Company’s secured term loan facility, working capital and capital expenditures.

In connection with the offering, the Company entered into an Equity Distribution Agreement, dated as of May 10, 2017 (the “Distribution Agreement”), with Canaccord Genuity Inc., as sales agent (“Canaccord”). Pursuant to the Distribution Agreement, Canaccord will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations, and the rules of The NASDAQ Global Select Market to sell shares from time to time, as the Company’s agent. Sales of the Shares, if any, may be made by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended, including sales made directly on or through The NASDAQ Global Select Market, on any other existing trading market for the Shares, or sales to or through a market maker other than on an exchange, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. The Company is not obligated to sell any Shares under the Distribution Agreement.

The Company will pay Canaccord a commission, or allow a discount, equal to 3.0% of the gross sales price per share of all Shares sold through it as the Company’s agent under the Distribution Agreement, if any, and has agreed to provide Canaccord with customary indemnification and contribution rights. The Company has also agreed to reimburse Canaccord for legal fees and disbursements, not to exceed $50,000 in the aggregate, in connection with entering into the Distribution Agreement.

The Distribution Agreement may be terminated by Canaccord or the Company at any time upon ten days’ notice to the other party, or by Canaccord at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that impairs Canaccord’s ability to proceed with the offering to sell the shares.

The foregoing summary of the Distribution Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Distribution Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q. The Shares will be issued pursuant to the Prospectus Supplement and the Company’s shelf registration statement on Form S-3 (File No. 333-215464), which was declared effective by the SEC on May 9, 2017.
This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any shares under the Distribution Agreement, nor shall there be any sale of such shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Massachusetts Securities Division Settlement

On April 12, 2017, the Company, without admitting or denying any liability, entered into a Consent Order with the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts (the “Massachusetts Securities Division”) relating to its investigation into the Company’s transfer of shares to a former medical advisor.  Pursuant to the Consent Order, the Company agreed to offer restitution to the former medical advisor, paid a fine of $40,000, and agreed to certain other relief.  The Consent Order fully resolves all matters associated with the Massachusetts Securities Division’s investigation.  The total amount of the payments due under the Consent Order is not material to the Company’s business operations.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, our ability to raise additional funds, plans and objectives of management and expected market growth are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

•	the impact of federal legislation to reform the United States healthcare system and the reimposition of the 2.3 percent medical device excise tax if and when the current moratorium is lifted;

•	the anticipated timing of completion of our offering under the Distribution Agreement, and the anticipated use of proceeds of the offering

•	the anticipated adequacy of our capital resources to meet the needs of our business; and

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.
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

Revenue

Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong, and Monaco. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into purchasing contracts. The process of negotiating a purchasing contract can be lengthy and time-consuming, require extensive management time and may not be successful.

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

We have accounted for the agreements with Wright Medical and MicroPort under ASC 605-25, Multiple-Element Arrangements and Staff Accounting Bulletin No. 104, Revenue Recognition (ASC 605). In accordance with ASC 605, we were required to identify and account for each of the separate units of accounting. We identified the relative selling price for each and then allocated the total consideration based on their relative values. In connection with these agreements, in April 2015, we recognized in aggregate (i) back-owed royalties of $3.4 million as royalty revenue and (ii) the value attributable to the settlements of $0.2 million as other income.  Additionally, we recognized an initial $5.1 million in aggregate as deferred royalty revenue, which is recognized as royalty revenue ratably through 2031.  See "Note I - Deferred Revenue" within our Annual Report on Form 10-K for the year ended December 31, 2016.  The on-going royalty from MicroPort is recognized as royalty revenue upon receipt of payment.

Cost of revenue

We produce the vast majority of our computer aided designs, or CAD, in-house and use them to direct all of our product manufacturing efforts. We manufacture all of our patient-specific instruments, or iJigs, in our facilities in Wilmington, Massachusetts. Since November 2016, we make in our facilities all of the tibial trays used in our total knee implants. We outsource the production of the remainder of the tibial components and the manufacture of femoral and other implant components to third-party suppliers. Our suppliers make our customized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, manufacturing supplies, inbound freight and manufacturing overhead and depreciation expense.

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

General and administrative.    General and administrative expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for our administrative personnel that support our general operations, including executive management, general legal and intellectual property, finance and accounting, information technology and human resources personnel. General and administrative expense also includes outside legal costs associated with intellectual property and general legal matters, financial audit fees, insurance, fees for other consulting services, depreciation expense, freight, and facilities expense. We expect our general and administrative expense will increase in absolute dollars as we increase our headcount and expand our infrastructure to support growth in our business and our operations as a public company. As our revenue increases we also will incur additional expense for freight. Our general and administrative expense may fluctuate from period to period due to the timing and extent of the expenses.

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

Consolidated results of operations

Comparison of the three months ended March 31, 2017 and 2016

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2017		2016		2017 vs 2016
Three Months Ended March 31,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$20,379	100%	$19,982	99%	$397	2%
Royalty	76	—	268	1	(192)	(72)
Total revenue	20,455	100	20,250	100	205	1
Cost of revenue	13,960	68	13,586	67	374	3
Gross profit	6,495	32	6,664	33	(169)	(3)

Operating expenses:
Sales and marketing	10,816	53	11,115	55	(299)	(3)
Research and development	4,560	22	4,398	22	162	4
General and administrative	8,458	41	6,295	31	2,163	34
Total operating expenses	23,834	117	21,808	108	2,026	9
Loss from operations	(17,339)	(85)	(15,144)	(75)	(2,195)	(14)
Total other income/(expenses)	186	1	114	1	72	63
Loss before income taxes	(17,153)	(84)	(15,030)	(74)	(2,123)	(14)
Income tax provision	7	—	4	—	3	75
Net loss	$(17,160)	(84)%	$(15,034)	(74)%	$(2,126)	(14)%

Revenue.    Product revenue was $20.4 million for the three months ended March 31, 2017 compared to $20.0 million for the three months ended March 31, 2016, an increase of $0.4 million or 2%. Our product revenue growth for the three months ended March 31, 2017, when compared to the three months ended March 31, 2016, was impacted by the incremental sales contribution to product revenue for the three months ended March 31, 2016 from rescheduled cases, including reduction in order lead times, subsequent to the voluntary recall of specific serial numbers of patient-specific instrumentation for our iUni, iDuo, iTotal CR and iTotal PS knee replacement product systems announced on August 31, 2015.

Product revenue from sales of iTotal CR, iDuo and iUni was $15.3 million for the three months ended March 31, 2017 compared to $17.6 million for the three months ended March 31, 2016, a decrease of $2.3 million or 13%. Product revenue from sales of iTotal PS was $5.1 million for the three months ended March 31, 2017 compared to $2.4 million for the three months ended March 31, 2016, an increase of $2.7 million or 113%.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2017		2016		2017 vs 2016
Three Months Ended March 31,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$15,964	78%	$14,708	74%	$1,256	9%
Germany	3,965	19	4,722	24	$(757)	(16)
Rest of world	450	3	552	2	(102)	(18)
Product revenue	$20,379	100%	$19,982	100%	$397	2%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 78% for the three months ended March 31, 2017 compared to 74% for the three months ended March 31, 2016.

In April 2015, we entered into a fully paid up, worldwide license agreement with Wright Medical for a single lump-sum payment by Wright Medical to us upon entering into the agreement.  At the same time we also entered into a worldwide license agreement with MicroPort for a single lump-sum payment by MicroPort to us upon entering into the license agreement and the payment to us of a fixed royalty at a high single to low double digit percentage of net sales on patient-specific instruments and associated implant components in the knee.  Royalty revenue related to these agreements was $0.1 million for the three months ended March 31, 2017 compared to $0.3 million for the three months ended March 31, 2016. The decrease in royalty revenue was due to the timing of the fourth quarter of 2016 payment, which was received in April 2017.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $14.0 million for the three months ended March 31, 2017 compared to $13.6 million for the three months ended March 31, 2016, an increase of $0.4 million or 3%. The increase was due primarily to an increase in production and personnel costs associated with the increase in sales volume, coupled with an increase in material purchase prices. Gross profit was $6.5 million for the three months ended March 31, 2017 compared to $6.7 million for the three months ended March 31, 2016, a decrease of $0.2 million or 3%. Gross margin decreased 100 basis points to 32% for the three months ended March 31, 2017 from 33% for the three months ended March 31, 2016. This decrease in gross margin was driven primarily by the decrease in royalty revenue due to the timing of the fourth quarter 2016 royalty payment received in April 2017, a decrease in the average sales price attributable customer mix in the quarter and to the impact of foreign currency exchange rate changes on revenue, which were partially offset by savings from vertical integration efforts.

Sales and marketing.    Sales and marketing expense was $10.8 million for the three months ended March 31, 2017 compared to $11.1 million for the three months ended March 31, 2016, a decrease of $0.3 million or 3%. The decrease was due primarily to a $0.7 million decrease in salaries, incentives and related costs, and a $0.4 million decrease in marketing and other expenses, offset by a $0.8 million increase in commissions. Sales and marketing expense decreased as a percentage of total revenue to 53% for the three months ended March 31, 2017 from 55% for the three months ended March 31, 2016.

Research and development.    Research and development expense was $4.6 million for the three months ended March 31, 2017 compared to $4.4 million for the three months ended March 31, 2016, an increase of $0.2 million or 4%. The increase was due primarily to a $0.2 million increase in personnel costs, a $0.1 million increase in revenue share expense, offset by a $0.1 million decrease in consulting and other expenses. Research and development expense remained constant as a percentage of total revenue at 22% for the three months ended March 31, 2017 and 2016.

General and administrative.    General and administrative expense was $8.5 million for the three months ended March 31, 2017 compared to $6.3 million for the three months ended March 31, 2016, an increase of $2.2 million or 34%. The increase was due primarily to a $1.4 million increase in patent litigation expense, a $0.7 million increase in personnel costs, a $0.3 million increase in business insurance and a $0.2 million increase in various other general and administrative expenses, offset by a $0.4 million decrease in patent support and other general legal costs. General and administrative expense increased as a percentage of total revenue to 41% for the three months ended March 31, 2017 from 31% for the three months ended March 31, 2016.

     Total other income/(expense), net.    Other income/(expense), net was $0.2 million for the three months ended March 31, 2017 compared to $0.1 million for the three months ended March 31, 2016, an increase of $0.1 million, or 63%. The increase was primarily due to an increase of $0.4 million in foreign currency exchange transaction income, offset by $0.3 million increase in interest expense associated with long-term debt.

Income taxes.    Income tax provision was $7,000 and $4,000 for the three months ended March 31, 2017 and 2016, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the three months ended March 31, 2017, we have financed our operations primarily through private placements of preferred stock, our initial public offering, or IPO, bank debt and product revenue beginning in 2007. Our product revenue has continued to grow from year-to-year; however, we have not yet attained profitability and continue to incur operating losses. As of March 31, 2017, we had an accumulated deficit of $400 million.

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

On January 6, 2017, we entered into a senior secured $50 million loan and security agreement with Oxford. Through the term loan facility with Oxford, the Company initially accessed $15 million of borrowings and an additional funding of $15 million is available to the Company, at its option, through December 2017 and an additional $20 million is available through June 2018, in each case, subject to the satisfaction of certain revenue milestones and customary drawdown conditions. For further information regarding this facility, see “Note I—Debt and Notes Payable—2017 Secured Loan Agreement” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Additionally, in January 2017, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 9, 2017. The shelf registration statement allows us to sell from time-to-time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. The shelf registration statement is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering. There are no guarantees that we will be able to sell any securities pursuant to it.

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

At March 31, 2017, we had cash and cash equivalents and investments of $68.5 million and $0.8 million in restricted cash allocated to lease deposits.  Based on our current operating plan, we expect that our existing cash and cash equivalents and investments as of March 31, 2017, borrowings under our 2017 Secured Loan Agreement, and anticipated revenue from operations, including from projected sales of our products, will enable us to fund our operating expenses and capital expenditure requirements and pay our debt service as it becomes due for at least the next 12 months from the date of filing. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products and the gross profit we expect to generate from those revenues, and we could use our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(11,284)	$(11,269)	$(15)	—%
Investing activities	(5,863)	(30,237)	24,374	81
Financing activities	16,636	753	15,883	2,109
Effect of exchange rate on cash	(354)	151	(505)	(334)
Total	$(865)	$(40,602)	$39,737	98%

Net cash used in operating activities.    Net cash used in operating activities was $11.3 million for the three months ended March 31, 2017 and $11.3 million for the three months ended March 31, 2016, an increase of $0.0 million. The increase in net cash used in operating activities primarily reflects the increase in net loss of $17.2 million for the three months ended March 31, 2017 and $15.0 million for the three months ended March 31, 2016 , offset by decreases in cash used related to changes in our operating assets and liabilities, including $0.7 million related to inventory, $0.5 million related to prepaid expenses and other assets and $0.3 million related to accounts receivable, as well as a $0.3 million increase in stock compensation expense, a $0.1 million increase in depreciation and amortization expense, and a $0.1 million increase in amortization/accretion on investments.

Net cash used in investing activities.    Net cash used in investing activities was $5.9 million for the three months ended March 31, 2017 and $30.2 million for the three months ended March 31, 2016, a decrease of $24.4 million. These amounts primarily reflect a decrease in purchase of short-term investments of $13.4 million as well an increase of $9.6 million in maturity of investments as a decrease in the acquisition of property, plant, and equipment of $1.8 million.

Net cash provided by financing activities.    Net cash provided by financing activities was $16.6 million for the three months ended March 31, 2017 and $0.8 million for the three months ended March 31, 2016, an increase of $15.9 million. The increase was due to an increase in proceeds from the issuance of debt of $14.7 million, net of debt issuance costs, and an increase in net proceeds from the exercise of common stock options of $1.1 million.

Contractual obligations and commitments

We described our contractual obligations and commitments under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2016. On January 6, 2017, we entered into a senior secured $50 million loan and security agreement with Oxford. Through the term loan facility with Oxford, we initially accessed $15 million of borrowings and an additional funding of $15 million is available to us, at our option, through December 2017 and an additional $20 million is available, at our option, through June 2018, in each case, subject to the satisfaction of certain revenue milestones and customary drawdown conditions.

The credit facility is secured by substantially all of our personal property other than our intellectual property.  Under the terms of the credit facility, we cannot grant a security interest in its intellectual property to any other party. The term loan under the credit facility bears interest at a floating annual rate calculated at the greater of 30 day LIBOR or 0.53%, plus 6.47%. We are required to make monthly interest only payments in arrears commencing on the second payment date following the funding date of each term loan, and continuing on the payment date of each successive month thereafter through and including the payment date immediately preceding the amortization date of February 1, 2019 (subject to extension to February 1, 2020 if we draw the second tranche of $15 million under the term loan facility).  Commencing on the amortization date, and continuing on the payment date of each month thereafter, we are required to make consecutive equal monthly payments of principal of each term loan, together with accrued interest, in arrears.  All unpaid principal, accrued and unpaid interest with respect to each term loan, and a final payment in the amount of 5.0% of the amount of loans advanced, is due and payable in full on the term loan maturity date.  The term loan facility has a term of five years and matures on January 1, 2022.

At our option, we may prepay all, but not less than all, of the term loans advanced by Oxford, subject to a prepayment fee and an amount equal to the sum of all outstanding principal of the term loans plus accrued and unpaid interest thereon through the prepayment date, a final payment, plus all other amounts that are due and payable, including Oxford's expenses and interest at the default rate with respect to any past due amounts.

Off-balance sheet arrangements

Through March 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

 Critical accounting policies and significant judgments and use of estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The accounting estimates that require our most significant estimates include revenue recognition, accounts receivable valuation, inventory valuations, intangible valuation, equity instruments, impairment assessments, income tax reserves and related allowances, and the lives of property and equipment. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and significant judgments and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note B to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Recent accounting pronouncements

Information with respect to recent accounting developments is provided in Note B to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Reclassification

Information with respect to reclassification is provided in Note B to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

Interest rate risk

We are exposed to interest rate risk in connection with borrowings made under the 2017 Secured Loan Agreement, which bears interest at floating annual rate calculated at the greater of 30 day LIBOR or 0.53%, plus 6.47%. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

In addition, we are exposed to limited market risk related to fluctuation in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2017, we had cash and cash equivalents of $36 million consisting of demand deposits and money market accounts on deposit with certain financial institutions. We had $1.8 million as of March 31, 2017 and $1.6 million as of December 31, 2016 held in foreign bank accounts that were not federally insured. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign currency exchange risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results.  Approximately 22% of our product revenue for the three months ended March 31, 2017 and 26% of our product revenue for the three months ended March 31, 2016 were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs of revenue related to these sales are primarily denominated in U.S. dollars; however, operating costs, including sales and marketing and general and administrative expense, related to these sales are largely denominated in the same currencies as the sales, thereby partially limiting our transaction risk exposure. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. In 2016, we began transferring excess cash residing in our German bank account to the U.S. As a result, intercompany loans with ConforMIS Europe GmbH, our wholly owned subsidiary, generated as a result of selling our products to customers in Germany, are no longer considered to be of a long-term investment nature, and gains and losses realized on intercompany loan balances, which are generated from the sale of our products to foreign customers, are included in the consolidated statements of operations. For the three months ended March 31, 2017, we incurred $0.4 million in foreign exchange transaction loss on intercompany loan balances included in foreign currency transaction loss. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.  A 10% increase or decrease in foreign currency exchange rates would have resulted in additional income or expense of $3.3 million for the three months ended March 31, 2017 and $0.1 million three months ended March 31, 2016.

We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 29, 2016, the Company filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew”) in the United States District Court for the District of Massachusetts Eastern Division, which was amended on June 13, 2016 (the "Smith & Nephew Lawsuit"). For additional background on this lawsuit, see “Note H to Consolidated Financial Statements - Legal Proceedings”.

ITEM 1A. RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K. Risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

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

As of March 31, 2017, we have used approximately $140 million of the net proceeds from the offering as follows: $10 million to purchase and install capital equipment to expand our manufacturing capacity, approximately $66.6 million to expand and support our sales and marketing efforts, and approximately $24.8 million to fund research, development and clinical activities and approximately $38.6 million for other general corporate purposes. We have not used any of the net proceeds from our IPO to make payments, directly or indirectly, to any director or officer of ours, to any of their associates, to persons owning 10% or more of our common stock or to any affiliates of ours.

ITEM 5. OTHER INFORMATION

The Company filed with the SEC a prospectus supplement dated May 10, 2017 (the “Prospectus Supplement”), pursuant to which the Company may issue and sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50 million (the “Shares”) from time to time. The Company intends to use the net proceeds of the offering of the Shares for general corporate purposes, which may include research and development costs, sales and marketing costs, clinical studies, manufacturing development, the acquisition or licensing of other businesses or technologies, repayment and refinancing of debt, including the Company’s secured term loan facility, working capital and capital expenditures.

In connection with the offering, the Company entered into an Equity Distribution Agreement, dated as of May 10, 2017 (the “Distribution Agreement”), with Canaccord Genuity Inc., as sales agent (“Canaccord”). Pursuant to the Distribution Agreement, Canaccord will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations, and the rules of The NASDAQ Global Select Market to sell shares from time to time, as the Company’s agent. Sales of the Shares, if any, may be made by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended, including sales made directly on or through The NASDAQ Global Select Market, on any other existing trading market for the Shares, or sales to or through a market maker other than on an exchange, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. The Company is not obligated to sell any Shares under the Distribution Agreement.

The Company will pay Canaccord a commission, or allow a discount, equal to 3.0% of the gross sales price per share of all Shares sold through it as the Company’s agent under the Distribution Agreement, if any, and has agreed to provide Canaccord with customary indemnification and contribution rights. The Company has also agreed to reimburse Canaccord for legal fees and disbursements, not to exceed $50,000 in the aggregate, in connection with entering into the Distribution Agreement.

The Distribution Agreement may be terminated by Canaccord or the Company at any time upon ten days’ notice to the other party, or by Canaccord at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that impairs Canaccord’s ability to proceed with the offering to sell the shares.
The foregoing summary of the Distribution Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Distribution Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q. The Shares will be issued pursuant to the Prospectus Supplement and the Company’s shelf registration statement on Form S-3 (File No. 333-215464), which was declared effective by the SEC on May 9, 2017.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: May 10, 2017

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer

 Date: May 10, 2017

By:	/s/ Paul S. Weiner
Paul S. Weiner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

5.1*	Opinion of Goodwin Procter LLP
10.1*	Distribution Agreement, dated May 10, 2017, by and between ConforMIS, Inc. and Canaccord Genuity Inc.
10.2
Loan and Security Agreement, dated January 6, 2017, by and between ConforMIS, Inc. and Oxford Finance, LLC (incorporated herein by reference to Exhibit 10.1 of the registrant’ Current Report on Form 8-K (File No. 001-37474) filed on January 9, 2017).

10.3*	First Amendment to Loan and Security Agreement, dated March 9, 2017, by and among Registrant and Oxford Finance LLC.
10.4*	Agreement Regarding Sublease dated April 13, 2017 between CCC Investors, LLC and Registrant for 28 Crosby Drive, Bedford, Massachusetts.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
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