Form 10-Q
period 2017-06-30
ConforMIS Inc
filed 2017-08-07
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and "emerging growth company," in Rule 12b-2 of the Exchange Act.

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
☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2017, there were 44,836,170 shares of Common Stock, $0.00001 par value per share, outstanding.

ConforMIS, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$39,207	$37,257
Investments	29,218	28,242
Accounts receivable, net	11,868	14,675
Inventories	11,784	11,720
Prepaid expenses and other current assets	2,592	3,954
Total current assets	94,669	95,848
Property and equipment, net	16,493	15,084
Other Assets
Restricted cash	762	300
Investments	2,750	—
Intangible assets, net	622	746
Goodwill	753	753
Other long-term assets	35	79
Total assets	$116,084	$112,810

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,076	$5,474
Accrued expenses	8,187	8,492
Deferred revenue	305	305
Total current liabilities	13,568	14,271
Other long-term liabilities	451	164
Deferred revenue	4,167	4,320
Long-term debt, less debt issuance costs	29,612	—
Total liabilities	47,798	18,755
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized as of June 30, 2017 and December 31, 2016; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 44,866,228 and 43,399,547 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	482,576	476,486
Accumulated deficit	(412,491)	(382,930)
Accumulated other comprehensive (loss) income	(1,799)	499
Total stockholders’ equity	68,286	94,055
Total liabilities and stockholders’ equity	$116,084	$112,810
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Product	$18,046	$19,104	$38,425	$39,086
Royalty	438	229	514	497
Total revenue	18,484	19,333	38,939	39,583
Cost of revenue	12,236	13,332	26,196	26,919
Gross profit	6,248	6,001	12,743	12,664

Operating expenses
Sales and marketing	9,375	10,648	20,191	21,762
Research and development	4,335	3,977	8,895	8,375
General and administrative	6,444	5,487	14,902	11,782
Total operating expenses	20,154	20,112	43,988	41,919
Loss from operations	(13,906)	(14,111)	(31,245)	(29,255)

Other income and expenses
Interest income	127	143	230	282
Interest expense	(372)	(75)	(679)	(100)
Foreign currency exchange transaction income	2,117	—	2,507	—
Total other income (expenses), net	1,872	68	2,058	182
Loss before income taxes	(12,034)	(14,043)	(29,187)	(29,073)
Income tax provision	56	9	63	13

Net loss	$(12,090)	$(14,052)	$(29,250)	$(29,086)

Net loss per share - basic and diluted	$(0.28)	$(0.34)	$(0.68)	$(0.71)

Weighted average common shares outstanding - basic and diluted	43,193,065	41,314,942	43,035,672	41,155,421

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(12,090)	$(14,052)	$(29,250)	$(29,086)
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,926)	(276)	(2,280)	(134)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(9)	2	(18)	11
Comprehensive loss	$(14,025)	$(14,326)	$(31,548)	$(29,209)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(29,250)	$(29,086)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	1,748	1,543
Amortization of debt discount	—	3
Stock-based compensation expense	2,741	2,131
Provision for bad debts on trade receivables	(4)	190
Non-cash interest expense	46	—
Amortization/accretion on investments	117	128
Tax effect, unrealized gain/loss on investments	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	2,811	1,599
Inventories	(64)	(457)
Prepaid expenses and other assets	1,406	629
Accounts payable and accrued liabilities	(703)	(3,469)
Deferred royalty revenue	(153)	(153)
Other long-term liabilities	287	(53)
Net cash used in operating activities	(21,018)	(27,001)

Cash flows from investing activities:
Acquisition of property and equipment	(3,032)	(4,188)
Increase in restricted cash	(462)	300
Purchase of investments	(20,487)	(55,363)
Maturity of investments	16,625	5,500
Net cash used in investing activities	(7,356)	(53,751)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,015	1,661
Debt issuance costs	(434)	—
Proceeds from issuance of debt	30,000	—
Payments on long-term debt	—	(147)
Net proceeds from issuance of common stock	1,023	—
Net cash provided by financing activities	32,604	1,514
Foreign exchange effect on cash and cash equivalents	(2,280)	(134)
Increase (decrease) in cash and cash equivalents	1,950	(79,372)
Cash and cash equivalents, beginning of period	37,257	117,185
Cash and cash equivalents, end of period	$39,207	$37,813

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

Liquidity and operations

The accompanying Interim Consolidated Financial Statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, bank debt and convertible debt financings, equipment purchase loans, and, product revenue beginning in 2007. The Company has not yet attained profitability and continues to incur operating losses, which adversely impacts the Company's ability to continue as a going concern. At June 30, 2017, the Company had an accumulated deficit of $412.5 million.

As of June 30, 2017, the Company had cash and cash equivalents, and short-term and long-term investments of $71.2 million and $0.8 million in restricted cash allocated to lease deposits.  As of December 31, 2016, the Company had cash and cash equivalents and investments of $65.5 million and $0.3 million in restricted cash allocated to lease deposits.

On January 6, 2017, the Company entered into a senior secured $50 million loan and security agreement with Oxford Finance LLC ("Oxford"). Through the term loan facility with Oxford, the Company accessed the initial $15 million of borrowings on January 6, 2017 and another $15 million of borrowings on June 30, 2017, with an additional $20 million available, at its option, through June 2018, subject to the satisfaction of certain revenue milestones and customary drawdown conditions. For further information regarding this facility, see “Note I-Debt and Notes Payable-2017 Secured Loan Agreement” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Additionally, in January 2017, the Company filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The shelf registration statement is intended to provide the Company flexibility to conduct sales of its registered securities, subject to market conditions and our future capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in one or more prospectus supplement filed with the SEC prior to the completion of any such offering.

On May 10, 2017, the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”), pursuant to which the Company may issue and sell up to $50 million of its common stock, par value $0.0001 per share (the “Shares”)

In connection with the offering, the Company entered into an Equity Distribution Agreement, dated as of May 10, 2017 (the “Distribution Agreement”), with Canaccord Genuity Inc., as sales agent (“Canaccord”). Pursuant to the Distribution Agreement, Canaccord will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations, and the rules of The NASDAQ Global Select Market to sell the Shares from time to time, as the Company’s agent. Sales of the Shares, may be made by any method deemed to be an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended, including sales made directly on or through The NASDAQ Global Select Market, on any other existing trading market for the Shares, or sales to or through a market maker other than on an exchange, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. The Company is not obligated to sell any Shares under the Distribution Agreement. As of June 30, 2017, the Company has sold 228,946 Shares under the Distribution Agreement resulting in net proceeds of $1.0 million. The Company intends to use the net proceeds of the offering of the Shares for general corporate purposes, which may include research and development costs, sales and marketing costs, clinical studies, manufacturing development, the acquisition or licensing of other businesses or technologies, repayment and refinancing of debt, including the Company’s secured term loan facility, working capital and capital expenditures.

              The Company anticipates that its principal sources of funds in the future will be revenue generated from the sales of its products, borrowings under its 2017 Secured Loan Agreement subject to the satisfaction of certain revenue milestones, as well as other customary drawdown conditions, future capital raises through the issuance of equity securities, and revenues that may be generated in connection with licensing its intellectual property.

The Company expects that its existing cash and cash equivalents as of June 30, 2017, borrowings under its 2017 Secured Loan Agreement, and anticipated revenue from operations, including from projected sales of its products, will enable the Company to fund its operating expenses and capital expenditure requirements and pay its debt service as it becomes due for at least the next 12 months from the date of filing.  Management has based this expectation on assumptions that may prove to be wrong, such as the revenue that it expects to generate from the sale of its products and the gross profit the Company expects to generate from those revenues, and it could use its capital resources sooner than we expect.

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

Unaudited Interim Financial Information

The accompanying Interim Consolidated Financial Statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2017, results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

Concentrations of credit risk and other risks and uncertainties

Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains the majority of its cash with accredited financial institutions.

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

For the three and six months ended June 30, 2017 and 2016, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of total gross receivable balance as of June 30, 2017 or December 31, 2016.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc. ("ImaTx"), ConforMIS Europe GmbH, ConforMIS UK Limited and ConforMIS Hong Kong Limited. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investment instruments with original maturities of 90 days or less , to be cash equivalents. The Company’s cash equivalents consist of demand deposits, money market accounts, and repurchase agreements on deposit with certain financial institutions, in addition to cash deposits in excess of federally insured limits. Demand deposits are carried at cost which approximates their fair value. Money market accounts are carried at fair value based upon level 1 inputs. Corporate bonds and repurchase agreements are valued using level 2 inputs. See “Note C-Fair Value Measurements” below. The associated risk of concentration is mitigated by banking with credit worthy financial institutions.

The Company had $1.3 million and $1.6 million as of June 30, 2017 and December 31, 2016, respectively, held in foreign bank accounts that are not federally insured. In addition, the Company has recorded restricted cash of $0.8 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively. Restricted cash consisted of security provided for lease obligations.

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

Fair value of financial instruments

Certain of the Company’s financial instruments, including cash and cash equivalents excluding money market funds, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s long-term debt approximates its fair value.

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

Inventories

Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or market value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, with market determined based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margins, purchase commitments and other factors in evaluating net realizable value. During the three and six months ended June 30, 2017, the Company recognized provisions in cost of revenue of $1.1 million and $1.6 million, respectively, to adjust its inventory value to the lower of cost or market for estimated unused product related to known and potential cancelled cases. During the three and six months ended June 30, 2016, $1.2 million and $1.6 million, respectively, was recognized in cost of revenue for estimated unused product.

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

The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets. Furthermore, periodically the Company assesses whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the six months ended June 30, 2017 and 2016, no such impairment charges were recognized.

Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of Imaging Therapeutics, Inc. (formerly known as Osteonet.com, renamed ImaTx, Inc.) in 2009. The Company tests goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets may be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. When testing goodwill for impairment, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. If the two-step approach is performed, the Company will estimate fair value of the reporting unit, which is typically estimated using a discounted cash flow approach, and requires the use of assumptions and judgments including estimates of future cash flows and the selection of discount rates.  During the six months ended June 30, 2017, and 2016, there were no triggering events which would require an interim goodwill impairment assessment.

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

Shipping and handling costs

Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.3 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and was $0.7 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

Advertising expense

Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $120,000 and $73,000 for the three months ended June 30, 2017 and 2016, respectively, and was $265,000 and $183,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Comprehensive loss

At June 30, 2017 and 2016, accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized gain and loss of available-for-sale securities, net of tax.

The following table summarizes accumulated beginning and ending balances for each item in Accumulated other comprehensive income (loss).

	Foreign currency translation adjustments	Change in unrealized gain (loss) on available-for-sale securities, net of tax	Accumulated other comprehensive income (loss)
Balance December 31, 2016	$506	$(7)	$499
Change in period	(2,280)	(18)	(2,298)
Balance June 30, 2017	$(1,774)	$(25)	$(1,799)

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

Accounting Standard Update ("ASU'") No. 2016-09, "Compensation - Stock Compensation", was issued and adopted in January 2017. ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, modified retrospective adoption of ASC 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before we can recognize them and therefore, we have accounted for a cumulative-effect adjustment of $7.7 million during the six months ended June 30, 2017 to record excess tax benefits.  Since the Company has a full valuation allowance on all deferred taxes, this has no impact on retained earnings or the tax position of the Company.

The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of approximately $56,000 and $9,000 for the three months ended June 30, 2017 and 2016, respectively, and $63,000 and $13,000 for the six months ended June 30, 2017 and 2016, respectively.

The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2017 and December 31, 2016, $17,000 and $13,000 of interest and penalties have been accrued, respectively.

Medical device excise tax

The Company is subject to the Health Care and Education Reconciliation Act of 2010 (the “Act”), which imposes a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Under the Act, a taxable medical device is any device defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act, intended for humans, which includes an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which meets certain requirements. The Consolidated Appropriations Act of 2016 includes a two-year moratorium on the medical device excise tax, which moratorium suspended taxes on the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. As such, the Company did not incur medical device excise tax expense during the three and six months ended June 30, 2017 and 2016, respectively. Unless the medical device tax is repealed or the moratorium extended, the Company expects that it will incur expenses associated with the medical device excise tax beginning on January 1, 2018.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(12,090)	$(14,052)	$(29,250)	$(29,086)
Denominator:
Denominator for basic loss per share:
Weighted average shares	43,193,065	41,314,942	43,035,672	41,155,421
Basic loss per share attributable to ConforMIS, Inc. stockholders	$(0.28)	$(0.34)	$(0.68)	$(0.71)
Diluted loss per share attributable to ConforMIS, Inc. stockholders	$(0.28)	$(0.34)	$(0.68)	$(0.71)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Common stock warrants	—	44,659	—	61,169
Stock options and restricted stock awards	355,741	2,120,712	589,122	2,286,613
Total	355,741	2,165,371	589,122	2,347,782

Recent accounting pronouncements

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". This ASU provides clarification on when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The guidance will be effective the first quarter of 2018, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2018.

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

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance was to be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017; early adoption was permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of the guidance contained in ASU 2014-9 by one year. Thus, the guidance is effective for the Company commencing in the first quarter of 2018. The Company has begun its assessment process to evaluate the impact and expects to complete this assessment later in 2017. While the Company continues to evaluate the effect of the standard, adoption of this ASU will require additional disclosure around the Company's revenue recognition in its financial statements. To complete the assessment of the impact of the standard, the Company continues to assess all implications of the standard, method of adoption, and related financial disclosures. The Company’s evaluation of ASU 2014-09 is ongoing and not complete. The Company expects to adopt this pronouncement and related disclosures commencing in the first quarter of 2018.

Change in accounting policy regarding share-based compensation

Effective January 1, 2017, the Company elected to change its accounting policy to recognize forfeitures as they occur in accordance with ASU 2016-09, "Compensation - Stock Compensation". Historically, the Company recognized share-based compensation net of estimated forfeitures over the vesting period of the respective grant. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $0.3 million to accumulated deficit and an offset to APIC as of January 1, 2017.

ASU No. 2016-09, "Compensation - Stock Compensation", was issued and adopted in January 2017. ASU 2016-09 eliminates APIC pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, modified retrospective adoption of ASC 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before we can recognize them and therefore, we have accounted for a cumulative-effect adjustment of $7.7 million during the quarter ended June 30, 2017 to record excess tax benefits.  Since the Company has a full valuation allowance on all deferred taxes, this has no impact on retained earnings or the tax position of the Company.

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

The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments	Long-term (2) investments
Cash	$22,650	$—	$—	$22,650	$22,650	$—	$—
Level 1 securities:
Money market funds	10,557	—	—	10,557	10,557	—	1,251
U.S. treasury bonds	1,251	—	—	1,251	—	—	—
Level 2 securities:
Corporate bonds	6,004	—	(3)	6,001	—	6,001	—
Commercial paper	3,997	—	—	3,997	—	3,997	—
Agency bond	20,742	—	(22)	20,720	—	19,220	1,499
Repurchase agreement	6,000	—	—	6,000	6,000	—	—
Total	$71,201	$—	$(25)	$71,176	$39,207	$29,218	$2,750

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments	Long-term (2) investments
Cash	$8,504	$—	$—	$8,504	$8,504	$—	$—
Level 1 securities:
Money market funds	28,753	—	—	28,753	28,753	—	—
Level 2 securities:
Corporate bonds	6,701	—	(4)	6,697	—	6,697	—
Agency bonds	21,548	—	(3)	21,545	—	21,545	—
Total	$65,506	$—	$(7)	$65,499	$37,257	$28,242	$—

(1) Contractual maturity due within one year.
(2) Contractual maturity greater than one year.

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Total receivables	$12,514	$15,356
Allowance for doubtful accounts and returns	(646)	(681)
Accounts receivable, net	$11,868	$14,675

Accounts receivable included unbilled receivable of $1.6 million and $2.5 million at June 30, 2017 and December 31, 2016, respectively. Write-offs related to accounts receivable were approximately $3,000 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $11,000 and $0 for the six months ended June 30, 2017 and 2016, respectively.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	June 30, 2017	December 31, 2016
Beginning balance	(681)	(554)
Provision for bad debts on trade receivables	4	(188)
Other allowances	20	20
Accounts receivable write offs	11	41
Ending balance	$(646)	$(681)

Note E—Inventories

Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw Material	$4,444	$3,331
Work in process	1,540	2,530
Finished goods	5,800	5,859
Total Inventories	$11,784	$11,720

At June 30, 2017 and December 31, 2016, inventories included write-downs of $0.2 million related to units affected by the recall and sterilization capacity limitation.

Note F—Intangible Assets

The components of intangible assets consisted of the following (in thousands):

	Estimated Useful Life (Years)	June 30, 2017	December 31, 2016

Developed technology	10	$979	$979
Accumulated amortization		(730)	(681)
Developed technology, net		249	298

License agreements	10	1,508	1,508
Accumulated amortization		(1,135)	(1,060)
License technology, net		373	448
Intangible assets, net	10	$622	$746

The Company recognized amortization expense of $62,000 for the three months ended June 30, 2017, and 2016, and $124,000 for the six months ended June 30, 2017, and 2016 . The weighted-average remaining life of total amortizable intangible assets is 2.50 years for the developed technology and license agreements.

The estimated future aggregated amortization expense for intangible assets owned as of June 30, 2017 consisted of the following (in thousands):

Amortization expense
2017 (remainder of the year)	$124
2018	249
2019	249
$622

Note G—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued employee compensation	$4,142	$4,037
Deferred rent	78	101
Accrued legal expense	726	710
Accrued consulting expense	65	104
Accrued vendor charges	998	1,396
Accrued revenue share expense	848	992
Accrued clinical trial expense	231	256
Accrued other	1,099	896
	$8,187	$8,492

Note H—Commitments and Contingencies

Operating Leases - Real Estate

The Company maintains its corporate headquarters in a leased building located in Billerica, Massachusetts. The Company moved its corporate headquarters from Bedford, Massachusetts in April 2017. The Company maintains its manufacturing facility in a leased building located in Wilmington, Massachusetts.

The Billerica facility is leased under a long-term, non-cancellable lease that is scheduled to expire in October 2025. The Company leased the Bedford facility under a long-term, non-cancellable sublease that was set to expire in April 2017. In April 2017, the Company and the landlord of the Bedford facility agreed to a holdover of 30 days beyond the lease termination through May 31, 2017.

On July 25, 2016, the Company entered into an amendment to the Wilmington Lease.  Pursuant to the amendment, the Company exercised an option in its current lease to rent an additional 18,223 square feet of space adjacent to the Company’s existing premises.  The Company took possession of the additional space in April 2017.  The Company has a right to extend the term for one additional five-year period following termination of the lease in March 2022.  The initial base rental rate for the additional space is $0.2 million annually, subject to 2% annual increases until the expiration of the initial term.

Rent expense of $0.6 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively, was charged to operations. The Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method.

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

Philipp Lang, M.D., one of the Company’s directors and former Chief Executive Officer, joined the Company’s scientific advisory board in 2004 prior to becoming an employee. The Company first entered into a revenue share agreement with Dr. Lang in 2008 when he became the Company’s Chief Executive Officer. In 2011, the Company entered into an amended and restated revenue share agreement with Dr. Lang. Under this agreement, the specified percentage of the Company’s net revenues payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of the Company’s current products, including the Company’s iUni, iDuo, iTotal CR, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The Company’s payment obligations under this agreement expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is named an inventor that claim the applicable product. These payment obligations survived the termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $231,000 and $238,000 for the three months ended June 30, 2017, and 2016, respectively, and $489,000 and $487,000 for the six months ended June 30, 2017, and 2016, respectively.

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board and Dr. Lang revenue share agreements of $0.9 million during the three months ended June 30, 2017, representing 4.9% of product revenue, $1.9 million during the six months ended June 30, 2017, representing 4.8% of product revenue, $0.9 million during the three months ended June 30, 2016, representing 4.7% of product revenue, and $1.7 million during the six months ended June 30, 2016, representing 5.2% of product revenue. Revenue share expense is included in research and development. See “Note J—Related Party Transactions” for further information regarding the Company’s arrangement with Dr. Lang.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to research and development and marketing services.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

There have been no contingent liabilities requiring accrual at June 30, 2017 or December 31, 2016.

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

On February 29, 2016, the Company filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew”) in the United States District Court for the District of Massachusetts Eastern Division, and the Company amended its complaint on June 13, 2016 (the "Smith & Nephew Lawsuit"). The Smith & Nephew Lawsuit alleges that Smith &

Nephew’s Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe nine of the Company's patents, and it requests, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction.

On May 27, 2016, Smith & Nephew filed its Answer and Counterclaims in response to the Company's lawsuit, which it subsequently amended on July 22, 2016. Smith & Nephew denied that its Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe the patents asserted by the Company in the lawsuit. It also alleged two affirmative defenses: that the Company's asserted patents are invalid and that the Company is barred from relief under the doctrine of laches. In addition, Smith & Nephew asserted a series of counterclaims, including counterclaims seeking declaratory judgments that Smith & Nephew’s accused products do not infringe the Company's patents and that the Company's patents are invalid. Smith & Nephew also alleged that ConforMIS infringes ten patents owned or exclusively licensed by Smith & Nephew: two patents that Smith & Nephew alleges are infringed by the Company's iUni and iDuo products; three patents that Smith & Nephew alleges are infringed by the Company's iTotal products; and five patents that Smith & Nephew licenses from Kinamed, Inc. of Camarillo, California and that it alleges are infringed by the Company's iUni, iDuo and iTotal products. Due to Smith & Nephew’s licensing arrangement with Kinamed, Kinamed was named as a party to the lawsuit. Smith & Nephew and Kinamed requested, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction. On March 9, 2017, the Court entered a stipulation of dismissal by the parties that dismissed from the lawsuit eight patents asserted by Smith & Nephew, including the patents involving Kinamed, and two patents asserted by ConforMIS.

Between September 21, 2016 and March 1, 2017, Smith & Nephew filed sixteen petitions with the United States Patent & Trademark Office (“USPTO”) requesting Inter Partes Review of the nine patents that the Company asserted against Smith & Nephew in the lawsuit. In its petitions, Smith & Nephew alleges that the Company's patents are obvious in light of certain prior art. At this time, the USPTO has granted six petitions seeking Inter Partes Review pertaining to four patents in the lawsuit and one patent that is no longer part of the lawsuit. Six of the petitions seeking Inter Parties Review of two additional patents in the lawsuit and one patent that is no longer part of the lawsuit remain to be decided. Smith & Nephew has filed a request for rehearing of one of the petitions that was denied and may file motions for reconsideration of the other petitions that were denied.

On January 27, 2017, Smith & Nephew filed a motion seeking a stay of the Smith & Nephew Lawsuit until any requested Inter Partes Reviews are resolved, and the Company filed an opposition to that motion. The Court has stayed certain aspects of the proceedings and has indicated that it will make a final decision on the motion to stay after the USPTO has decided more of the petitions for Inter Partes Review. The Company is presently unable to predict the outcome of the motion to stay the proceedings, the existing petitions requesting Inter Partes Review of the Company's patents, including whether the USPTO will institute any of the remaining requested Inter Partes Reviews, or, if instituted, the outcome of any such Inter Partes Reviews. An adverse outcome of some or all of these potential Inter Partes Review proceedings and lawsuit could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

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

Note I—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Oxford Finance, LLC, Term A Loan	15,000	—
Oxford Finance, LLC, Term B Loan	15,000
	30,000	—
Less debt issuance costs	(388)	—
Long-term debt, less debt issuance costs	29,612	—

The principal payments due as of June 30, 2017 consisted of the following (in thousands):

Principal Payment
2017 (remainder of the year)	$—
2018	—
2019	—
2020	13,750
2021	15,000
2022	1,250
Total	$30,000

2017 Secured Loan Agreement

On January 6, 2017, the Company entered into a senior secured $50 million loan and security agreement with Oxford. Through the term loan facility with Oxford, the Company initially accessed $15 million of borrowings, and a second $15 million of borrowings, (the "Term B Loan"), on June 30, 2017, with an additional $20 million available to borrow, at its option, through June 2018, subject to the satisfaction of certain revenue milestones and customary drawdown conditions. On March 9, 2017, the term loan facility with Oxford was amended to include an additional revenue milestone in order for the Company to drawdown the second and third tranches.  On June 30, 2017, the term loan facility was further amended to, among other things, amend the period during which the Company was able to borrow the second term loan under the term loan facility, and also to amend the associated financial covenants of the Company. Amending the term loan facility made the Term B Loan available to the Company through the earlier of (i) June 30, 2017, or (ii) an event of default under the term loan facility. Except as modified by the amendment, all terms and conditions of the term loan facility remain in full force and effect.  The proceeds of the Term B Loan will be used to fund the Company’s ongoing working capital needs.

The credit facility is secured by substantially all of the Company’s personal property other than the Company’s intellectual property.  Under the terms of the credit facility, the Company cannot grant a security interest in its intellectual property to any other party.

The term loan under the credit facility bears interest at a floating annual rate calculated at the greater of 30 day LIBOR or 0.53%, plus 6.47%. The Company is required to make monthly interest only payments in arrears commencing on the second payment date following the funding date of each term loan, and continuing on the payment date of each successive month thereafter through and including the payment date immediately preceding the amortization date of February 1, 2020.  Commencing on the amortization date, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of each term loan, together with accrued interest, in arrears, to Oxford.  All unpaid principal, accrued and unpaid interest with respect to each term loan, and a final payment in the amount of 5.0% of the amount of loans advanced, is due and payable in full on the term loan maturity date.  The term loan facility has a term of five years and matures on January 1, 2022.

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

Note J—Related Party Transactions

Vertegen

In April 2007, the Company entered into a license agreement with Vertegen, Inc., or Vertegen, which was amended in May 2015 (the “Vertegen Agreement”). Vertegen is an entity that is wholly owned by Dr. Lang, the Company’s Chief Executive Officer. Under the Vertegen Agreement, Vertegen granted the Company an exclusive, worldwide license under specified Vertegen patent rights and related technology to make, use and sell products and services in the fields of diagnosis and treatment of articular disorders and disorders of the human spine. The company may sublicense the rights licensed to it by Vertegen. The Company is required to use commercially reasonable efforts, at its sole expense, to prosecute the patent applications licensed to the Company by Vertegen. Pursuant to the Vertegen Agreement, the Company is required to pay Vertegen a 6% royalty on net sales of products covered by the patents licensed to the Company by Vertegen, the subject matter of which is directed primarily to spinal implants, and any proceeds from the Company enforcing the patent rights licensed to the Company by Vertegen. Such 6% royalty rate will be reduced to 3% in the United States during the five-year period following the expiration of the last-to-expire applicable patent in the United States and in the rest of the world during the five-year period following the expiration of the last-to-expire patent anywhere in the world. The Company has not sold any products subject to this agreement and has paid no royalties under this agreement. The Company has cumulatively paid approximately $150,000 in expenses as of June 30, 2017 in connection with the filing and prosecution of the patent applications licensed to the Company by Vertegen.

The Vertegen Agreement may be terminated by the Company at any time by providing notice to Vertegen. In addition, Vertegen may terminate the Vertegen Agreement in its entirety if the Company is in material breach of the agreement, and the Company fails to cure such breach during a specified period.

Revenue share agreements

As described in Note H, the Company is a party to certain agreements with advisors to participate as a member of the Company’s scientific advisory board. In September 2011, the Company entered into an amended and restated revenue share agreement with Philipp Lang, M.D., one of, the Company’s directors and former Chief Executive Officer, which amended and restated a similar agreement entered into in 2008 when Dr. Lang stepped down as chair of the Company’s scientific advisory board and became the Company’s Chief Executive Officer. This agreement provides that the Company will pay Dr. Lang a specified percentage of its net revenues, ranging from 0.875% to 1.33%, with respect to all of its current and planned products, including the Company’s iUni, iDuo, iTotal CR, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenues collected by the Company on such product sales. The Company’s payment obligations expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is a named inventor that claim the applicable product. These payment obligations survived the termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $231,000 and $238,000 and for the three months ended June 30, 2017 and 2016, respectively, and $489,000 and $487,000 for the six months ended June 30, 2017 and 2016, respectively.

Note K—Stockholders’ Equity

Common stock

Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock was entitled to one vote.

Summary of common stock activity was as follows:

Shares
Outstanding December 31, 2016	43,399,547
Issuance of common stock - option exercises	470,354
Issuance of restricted common stock	767,381
Issuance of common stock - ATM offering	228,946
Outstanding June 30, 2017	44,866,228

 Preferred stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at June 30, 2017 and December 31, 2016.

Warrants

The Company also issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No new warrants were issued in the three and six months ended June 30, 2017. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets.

Common stock warrants

The Company also issued warrants to certain investors and consultants to purchase 1,138,424 shares of common stock at an exercise price range of $0.02 to $9.00 per share.  Additionally, certain warrants to purchase shares of preferred stock were converted to 564,188 warrants to purchase 564,188 shares of common stock.  Warrants to purchase 171,783 and 171,783 shares of common stock were outstanding as of June 30, 2017 and December 31, 2016, respectively. Outstanding warrants are currently exercisable with varying expiration dates from 2017 through 2024.

At June 30, 2017 and December 31, 2016, the weighted average warrant exercise price per share for common stock underlying warrants and the weighted average contractual life was as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2016	171,783	$7.47	1.62	171,783	$7.47

Outstanding June 30, 2017	171,783	$7.47	1.08	171,783	$7.47

Stock option plans

As of June 30, 2017, 1,192,668 shares of common stock were available for future issuance under the 2015 Stock Incentive Plan ("2015 Plan"). The 2015 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the least of (a) 3,000,000 shares of our common stock, (b) 3% of the number of share of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board. Effective January 1, 2017, an additional 1,301,986 shares of our common stock were added to the 2015 Plan under the terms of this provision.

Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2016	3,790,040	$6.60
Granted	885,854	5.10
Exercised	(470,354)	4.28	1,551
Expired	(212,131)	7.19
Cancelled/Forfeited	(13,416)	13.18
Outstanding June 30, 2017	3,979,993	$6.48	$586
Total vested and exercisable	2,727,313	$6.44	$586

The total fair value of stock options that vested during the three and six months ended June 30, 2017 was $0.3 million and $0.7 million, respectively. The weighted average remaining contractual term for the total stock options outstanding was 6.21 years as of June 30, 2017. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.75 years as of June 30, 2017.

Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2016	911,710	$10.18
Granted	804,174	5.11
Vested	(172,525)	8.84
Forfeited	(36,793)	7.4
Unvested June 30, 2017	1,506,566	$7.69

The total fair value of restricted common stock options that vested during the three and six months ended June 30, 2017 was $0.6 million and $1.5 million, respectively.

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

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three and Six Months Ended June 30,
	2017	2016
Risk-free interest rate	2.14%	1.75%
Expected term (in years)	6.02	6.02-6.25
Dividend yield	—%	—%
Expected volatility	50.95%	50.00%

Stock-based compensation expense was $1.4 million and $1.2 million for the three months ended June 30, 2017 and 2016, and $2.7 million and $2.1 million for the six months ended June 30, 2017 and 2016.  Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$117	$63	$215	$123
Sales and marketing	224	492	482	744
Research and development	405	264	897	565
General and administrative	703	368	1,147	699
	$1,449	$1,187	$2,741	$2,131

As of June 30, 2017, the Company had $3.7 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 3.30 years. As of June 30, 2017, the Company had $8.5 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 2.68 years.

Note L—Segment and Geographic Data

The Company operates as one reportable segment as described in Note B to the Consolidated Financial Statements. The countries in which the Company has local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), Germany and the rest of world, which consists predominately of Europe (including the United Kingdom) and other foreign countries. Sales are attributable to a geographic area based upon the customer’s country of domicile. Net property, plant and equipment are based upon physical location of the assets.

Geographic information consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product Revenue
United States	$15,219	$15,002	31,183	29,709
Germany	2,428	3,650	6,393	8,372
Rest of World	399	452	849	1,005
	$18,046	$19,104	38,425	39,086

	June 30, 2017	December 31, 2016
Property and equipment, net
United States	$16,394	$14,971
Germany	99	113
Rest of World	—	—
	$16,493	$15,084

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

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
These forward-looking statements include, among other things, statements about:

•	our estimates regarding the potential market opportunity and timing of estimated commercialization for our current and future products, including our iUni, iDuo, iTotal CR, iTotal PS and iTotal Hip;

•	our expectations regarding our sales, expenses, gross margins and other results of operations;

•	our strategies for growth and sources of new sales;

•	maintaining and expanding our customer base and our relationships with our independent sales representatives and distributors;

•	our current and future products and plans to promote them;

•	anticipated trends and challenges in our business and in the markets in which we operate;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	the future availability of raw materials used to manufacture, and finished components for, our products from third-party suppliers, including single source suppliers;

•	product liability claims;

•	the impact of our voluntary recall initiated in August 2015 on our business operations, financial results and customer relations;

•	patent infringement claims;

•	our ability to retain and hire necessary employees and to staff our operations appropriately;

•	our ability to compete in our industry and with innovations by our competitors;

•	potential reductions in reimbursement levels by third-party payors and cost containment efforts of accountable care organizations;

•	our ability to protect proprietary technology and other intellectual property and potential claims against us for infringement of the intellectual property rights of third parties;

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

Revenue

Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong and Monaco. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into purchasing contracts. The process of negotiating a purchasing contract can be lengthy and time-consuming, require extensive management time and may not be successful.

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

We calculate gross margin as revenue less cost of revenue divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including primarily volume of units produced, mix of product components manufactured by us versus sourced from third parties, our average selling price, the geographic mix of sales, product sales mix, the number of cancelled sales orders resulting in wasted implants and royalty revenue.

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

Consolidated results of operations

Comparison of the three months ended June 30, 2017 and 2016

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2017		2016		2017 vs 2016
Three Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$18,046	98%	$19,104	99%	$(1,058)	(6)%
Royalty	438	2	229	1	209	91
Total revenue	18,484	100	19,333	100	(849)	(4)
Cost of revenue	12,236	66	13,332	69	(1,096)	(8)
Gross profit	6,248	34	6,001	31	247	4

Operating expenses:
Sales and marketing	9,375	51	10,648	55	(1,273)	(12)
Research and development	4,335	23	3,977	21	358	9
General and administrative	6,444	35	5,487	28	957	17
Total operating expenses	20,154	109	20,112	104	42	—
Loss from operations	(13,906)	(75)	(14,111)	(73)	205	1
Total other income/(expenses), net	1,872	10	68	—	1,804	2,653
Loss before income taxes	(12,034)	(65)	(14,043)	(73)	2,009	14
Income tax provision	56	—	9	—	47	522
Net loss	$(12,090)	(65)%	$(14,052)	(73)%	$1,962	14%

Product revenue.    Product revenue was $18.0 million for the three months ended June 30, 2017 compared to $19.1 million for the three months ended June 30, 2016, a decrease of $1.1 million or 6%. Product revenue from sales of iTotal CR, iDuo and iUni was $13.3 million for the three months ended June 30, 2017 compared to $15.7 million for the three months ended June 30, 2016, a decrease of $2.5 million or 15.6%. Product revenue from sales of iTotal PS was $4.8 million for the three months ended June 30, 2017 compared to $3.4 million for the three months ended June 30, 2016, an increase of $1.4 million or 42%.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2017		2016		2017 vs 2016
Three Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$15,219	84%	$15,002	79%	$217	1%
Germany	2,428	13	3,650	19	$(1,222)	(33)
Rest of world	399	3	452	2	(53)	(12)
Product revenue	$18,046	100%	$19,104	100%	$(1,058)	(6)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 84% for the three months ended June 30, 2017 compared to 79% for the three months ended June 30, 2016. We believe the lower level of revenue as a percentage of product revenue outside the United States in the three months ended June 30, 2017 was due to the introduction of the iTotal PS in the United States and the change in the reimbursement of our iUni and iDuo partial implants in Germany, partially offset by the increase in exchange rate for Germany.

    In April 2015, we entered into a fully paid up, worldwide license agreement with Wright Medical for a single lump-sum payment by Wright Medical to us upon entering into the agreement.  At the same time we also entered into a worldwide license agreement with MicroPort for a single lump-sum payment by MicroPort to us upon entering into the license agreement and the payment to us of a fixed royalty at a high single to low double digit percentage of net sales on patient-specific instruments and associated implant components in the knee.  Royalty revenue related to these agreements was $0.4 million for the three months ended June 30, 2017 compared to $0.2 million for the three months ended June 30, 2016. The increase in royalty revenue was due to the timing of payments received and recognized as royalty revenue in the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $12.2 million for the three months ended June 30, 2017 compared to $13.3 million for the three months ended June 30, 2016, a decrease of $1.1 million or 8%. The decrease was due primarily to a decrease in production and personnel costs associated with the decrease in product revenue coupled with vertical integration and other cost saving initiatives, offset by increases in material purchase prices. Gross profit was $6.2 million for the three months ended June 30, 2017 compared to $6.0 million for the three months ended June 30, 2016, an increase of $0.2 million or 4%. Gross margin increased 300 basis points to 34% for the three months ended June 30, 2017 from 31% for the three months ended June 30, 2016. This increase in gross margin was driven primarily by savings from vertical integration efforts and other cost saving initiatives and the increase in royalty revenue due to the timing of the fourth quarter 2016 royalty payment received in April 2017, offset by a decrease in the average sales price.

Sales and marketing.    Sales and marketing expense was $9.4 million for the three months ended June 30, 2017 compared to $10.6 million for the three months ended June 30, 2016, a decrease of $1.3 million or 12%. The decrease was due primarily to a $1.1 million decrease in salaries, incentives, commissions and related costs and a $0.2 million decrease in marketing and other expenses. Sales and marketing expense decreased as a percentage of total revenue to 51% for the three months ended June 30, 2017 from 55% for the three months ended June 30, 2016.

Research and development.    Research and development expense was $4.3 million for the three months ended June 30, 2017 compared to $4.0 million for the three months ended June 30, 2016, an increase of $0.4 million or 9%. The increase was due primarily to a $0.5 million increase in personnel costs, offset by a $0.1 million decrease in other expenses. Research and development expense increased as a percentage of total revenue to 23% for the three months ended June 30, 2017 from 21% for the three months ended June 30, 2016.

General and administrative.    General and administrative expense was $6.4 million for the three months ended June 30, 2017 compared to $5.5 million for the three months ended June 30, 2016, an increase of $1.0 million or 17%. The increase was due primarily to a $0.6 million increase in patent litigation expense, a $1.0 million increase in personnel costs, a $0.2 million increase in business insurance and a $0.1 million increase in various other general and administrative expenses, offset by a $0.6 million refund of previously paid medical device excise tax and a $0.3 million decrease in patent support and other general legal costs. General and administrative expense increased as a percentage of total revenue to 35% for the three months ended June 30, 2017 from 28% for the three months ended June 30, 2016.

     Total other income/(expense), net.    Other income/(expense), net other income was $1.9 million for the three months ended June 30, 2017 compared to $0.1 million for the three months ended June 30, 2016, an increase of $1.8 million, or 2,653%. The increase was primarily due to an increase of $2.1 million in foreign currency exchange transaction income, offset by $0.3 million increase in interest expense associated with long-term debt.

Income taxes.    Income tax provision was $56,000 and $9,000 for the three months ended June 30, 2017 and 2016, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the six months ended June 30, 2017 and 2016

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2017		2016		2017 vs 2016
Six Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$38,425	99%	$39,086	99%	$(661)	(2)%
Royalty	514	1	497	1	17	3
Total revenue	38,939	100	39,583	100	(644)	(2)
Cost of revenue	26,196	67	26,919	68	(723)	(3)
Gross profit	12,743	33	12,664	32	79	1

Operating expenses:
Sales and marketing	20,191	52	21,762	55	(1,571)	(7)
Research and development	8,895	23	8,375	21	520	6
General and administrative	14,902	38	11,782	30	3,120	26
Total operating expenses	43,988	113	41,919	106	2,069	5
Loss from operations	(31,245)	(80)	(29,255)	(74)	(1,990)	(7)
Total other income/(expenses), net	2,058	5	182	—	1,876	1,031
Loss before income taxes	(29,187)	(75)	(29,073)	(73)	(114)	—
Income tax provision	63	—	13	—	50	385
Net loss	$(29,250)	(75)%	$(29,086)	(73)%	$(164)	(1)%

Product revenue.    Product revenue was $38.4 million for the six months ended June 30, 2017 compared to $39.1 million for the six months ended June 30, 2016, a decrease of $0.7 million or 2%, due principally to decreased sales of our base product lines, which include iTotal CR, iDuo and iUni.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2017		2016		2017 vs 2016
Six Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$31,183	81%	$29,709	76%	$1,474	5%
Germany	6,393	17	8,372	21	$(1,979)	(24)
Rest of world	849	2	1,005	3	(156)	(16)
Product revenue	$38,425	100%	$39,086	100%	$(661)	(2)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 81% for the six months ended June 30, 2017 compared to 76% for the six months ended June 30, 2016. We believe the lower level of revenue as a percentage of product revenue outside the United States in the six months ended June 30, 2017 was due to the introduction of the iTotal PS in the United States and the change in the reimbursement of our iUni and iDuo partial implants in Germany, partially offset by the increase in exchange rate for Germany.

Royalty revenue was $0.5 million for the six months ended June 30, 2017 and 2016.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $26.2 million for the six months ended June 30, 2017 compared to $26.9 million for the six months ended June 30, 2016, a decrease of $0.7 million or 3%. The decrease was due primarily to a decrease in production and personnel costs associated with the decrease in sales volume, coupled with vertical integration and other cost saving initiatives, offset by increases in material purchase prices. Gross profit was $12.7 million for the six months ended June 30, 2017 compared to $12.7 million for the six months ended June 30, 2016, an increased of $0.1 million or 1%. Gross margin increased 100 basis points to 33% for the six months ended June 30, 2017 from 32% for the six months ended June 30, 2016. This increase in gross margin was driven primarily by savings from vertical integration efforts and other cost saving initiatives, offset by a decrease in the average sales price.

Sales and marketing.    Sales and marketing expense was $20.2 million for the six months ended June 30, 2017 compared to $21.8 million for the six months ended June 30, 2016, a decrease of $1.6 million or 7%. The decrease was due primarily to a $1.6 million decrease in salaries, incentives and related costs, and a $0.6 million decrease in marketing and other expense, offset by $0.6 million increase in sales commissions. Sales and marketing expense decreased as a percentage of total revenue to 52% for the six months ended June 30, 2017 from 55% for the six months ended June 30, 2016.

Research and development.    Research and development expense was $8.9 million for the six months ended June 30, 2017 compared to $8.4 million for the six months ended June 30, 2016, an increase of $0.5 million or 6%. The increase was due primarily to a $0.6 million increase in personnel costs, a $0.1 million increase in revenue share expense, offset by a $0.2 million decrease in consulting and other expenses. Research and development expense increased as a percentage of total revenue to 23% for the six months ended June 30, 2017 from 21% for the six months ended June 30, 2016.

General and administrative.    General and administrative expense was $14.9 million for the six months ended June 30, 2017 compared to $11.8 million for the six months ended June 30, 2016, an increase of $3.1 million or 26%. The increase was due primarily to a $2.0 million increase in patent litigation expense, a $1.8 million increase in personnel costs, a $0.5 million increase in business insurance, offset by a $0.6 million decrease in patent support and other general legal costs and a $0.6 million refund of previously paid medical device excise tax. General and administrative expense increased as a percentage of total revenue to 38% for the six months ended June 30, 2017 from 30% for the six months ended June 30, 2016.

     Total Other income/(expense), net.    Other income/(expense), net was $2.1 million net other income for the six months ended June 30, 2017 compared to $0.2 million for the six months ended June 30, 2016, an increase of $1.9 million, or 1,031%. The increase was primarily due to an increase of $2.5 million in foreign currency exchange transaction income, offset by $0.6 million increase in interest expense associated with long-term debt.

Income taxes.    Income tax provision was approximately $63,000 for the six months ended June 30, 2017 and $13,000 for the six months ended June 30, 2016. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the six months ended June 30, 2017, we have financed our operations primarily through private placements of preferred stock, our initial public offering, or IPO, bank debt and product revenue beginning in 2007. Our product revenue has continued to grow from year-to-year; however, we have not yet attained profitability and continue to incur operating losses. As of June 30, 2017, we had an accumulated deficit of $412.5 million.

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

On January 6, 2017, we entered into a senior secured $50 million loan and security agreement with Oxford. Through the term loan facility with Oxford, the Company accessed $15 million of borrowings on January 6, 2017 and a second $15 million of borrowings on June 30, 2017, with an additional $20 million available to borrow, at our option, through June 2018, subject to the satisfaction of certain revenue milestones and customary drawdown conditions. For further information regarding this facility, see “Note I-Debt and Notes Payable-2017 Secured Loan Agreement” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we may issue and sell up to $50 million of our common stock, par value $0.0001 per share (the "Shares"). In connection with this offering, we entered into the Distribution Agreement with Canaccord. Pursuant to the Distribution Agreement, Canaccord will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations, and the rules of The NASDAQ Global Select Market to sell the Shares from time to time, as our agent. Sales of the Shares, may be made by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended, including sales made directly on or through The NASDAQ Global Select Market, on any other existing trading market for the Shares, or sales to or through a market maker other than on an exchange, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. We are not obligated to sell any number of Shares under the Distribution Agreement. As of June 30, 2017, we sold 228,946 Shares under the Distribution Agreement resulting in net proceeds of $1.0 million. We intend to use the net proceeds of the offering of the Shares for general corporate purposes, which may include research and development costs, sales and marketing costs, clinical studies, manufacturing development, the acquisition or licensing of other businesses or technologies, repayment and refinancing of debt, including the Company’s secured term loan facility, working capital and capital expenditures.

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

At June 30, 2017, we had cash and cash equivalents and investments of $71.2 million and $0.8 million in restricted cash allocated to lease deposits.  Based on our current operating plan, we expect that our existing cash and cash equivalents and investments as of June 30, 2017, borrowings under our 2017 Secured Loan Agreement, and anticipated revenue from operations, including from projected sales of our products, will enable us to fund our operating expenses and capital expenditure requirements and pay our debt service as it becomes due for at least the next 12 months from the date of filing. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products and the gross profit we expect to generate from those revenues, and we could use our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(21,018)	$(27,001)	$5,983	22%
Investing activities	(7,356)	(53,751)	46,395	86
Financing activities	32,604	1,514	31,090	2,054
Effect of exchange rate on cash	(2,280)	(134)	(2,146)	(1,601)
Total	$1,950	$(79,372)	$81,322	102%

Net cash used in operating activities.    Net cash used in operating activities was $21.0 million for the six months ended June 30, 2017 and $27.0 million for the six months ended June 30, 2016, a decrease of $6.0 million. These amounts primarily reflect net loss of $29.3 million for the six months ended June 30, 2017 and $29.1 million for the six months ended June 30, 2016. The net cash used in operating activities for the six months ended June 30, 2017 was affected by changes in our operating assets and liabilities, including $2.8 million related to accounts payable and accrued liabilities, $1.2 million related to accounts receivable, $0.8 million related to prepaid expenses, $0.4 million related to inventory, as well as an increase of $0.6 million in stock compensation expense, a $0.2 million decrease in the provision for bad debt on trade receivables and an increase of $0.2 million in depreciation expense.

Net cash used in investing activities.    Net cash used in investing activities was $7.4 million for the six months ended June 30, 2017 and $53.8 million for the six months ended June 30, 2016, a decrease of $46.4 million. These amounts primarily reflect a decrease to purchase investments of $34.9 million as well as a decrease in costs related to the acquisition of property, plant, and equipment of $1.2 million, and an increase in matured investments of $11.1 million, offset by an increase of restricted cash of $0.8 million.

Net cash provided by financing activities.    Net cash provided by financing activities was $32.6 million for the six months ended June 30, 2017 and $1.5 million for the six months ended June 30, 2016, an increase of $31.1 million. The increase was primarily due to an increase in proceeds from issuance of debt of $30.0 million, offset by debt issuance costs of $0.4 million, an increase in proceeds from the issuance of commons stock of $1.0 million, a decrease in debt payments of $0.1 million and an increase in net proceeds from the exercise of common stock options of $0.4 million.

Contractual obligations and commitments

We described our contractual obligations and commitments under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2016. On January 6, 2017, we entered into a senior secured $50 million loan and security agreement with Oxford. Through the term loan facility with Oxford, we accessed the initial $15 million of borrowings on January 6, 2017 and $15 million of borrowings on June 30, 2017, with an additional $20 million available, at our option, through June 2018, subject to the satisfaction of certain revenue milestones and customary drawdown conditions.

The credit facility is secured by substantially all of our personal property other than our intellectual property.  Under the terms of the credit facility, we cannot grant a security interest in its intellectual property to any other party. The term loan under the credit facility bears interest at a floating annual rate calculated at the greater of 30 day LIBOR or 0.53%, plus 6.47%. We are required to make monthly interest only payments in arrears commencing on the second payment date following the funding date of each term loan, and continuing on the payment date of each successive month thereafter through and including the payment date immediately preceding the amortization date of February 1, 2019, which was extended to February 1, 2020 as we drew the second tranche of $15 million under the term loan facility on June 30, 2017.  Commencing on the amortization date, and continuing on the payment date of each month thereafter, we are required to make consecutive equal monthly payments of principal of each term loan, together with accrued interest, in arrears.  All unpaid principal, accrued and unpaid interest with respect to each term loan, and a final payment in the amount of 5.0% of the amount of loans advanced, is due and payable in full on the term loan maturity date.  The term loan facility has a term of five years and matures on January 1, 2022.

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

Off-balance sheet arrangements

Through June 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In addition, we are exposed to limited market risk related to fluctuation in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2017, we had cash and cash equivalents of $39.2 million consisting of demand deposits and money market accounts on deposit with certain financial institutions. We had $1.3 million as of June 30, 2017 and $1.6 million as of December 31, 2016 held in foreign bank accounts that were not federally insured. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign currency exchange risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results.  Approximately 19% of our product revenue for the six months ended June 30, 2017 and 24% of our product revenue for the six months ended June 30, 2016 were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs of revenue related to these sales are primarily denominated in U.S. dollars; however, operating costs, including sales and marketing and general and administrative expense, related to these sales are largely denominated in the same currencies as the sales, thereby partially limiting our transaction risk exposure. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. In 2016, we began transferring excess cash residing in our German bank account to the U.S. As a result, intercompany loans with ConforMIS Europe GmbH, our wholly owned subsidiary, generated as a result of selling our products to customers in Germany, are no longer considered to be of a long-term investment nature, and gains and losses realized on intercompany loan balances, which are generated from the sale of our products to foreign customers, are included in the consolidated statements of operations. For the six months ended June 30, 2017, we recognized $2.5 million in foreign exchange transaction gain on intercompany loan balances included in foreign currency transaction gain. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.  A 10% increase or decrease in foreign currency exchange rates would have resulted in additional income or expense of $6.7 million for the six months ended June 30, 2017 and $0.2 million for the six months ended June 30, 2016.

We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On February 29, 2016, the Company filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew”) in the United States District Court for the District of Massachusetts Eastern Division, and the Company amended its complaint on June 13, 2016 (the "Smith & Nephew Lawsuit"). The Smith & Nephew Lawsuit alleges that Smith & Nephew’s Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe nine of the Company's patents, and it requests, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction.
On May 27, 2016, Smith & Nephew filed its Answer and Counterclaims in response to the Company's lawsuit, which it subsequently amended on July 22, 2016. Smith & Nephew denied that its Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe the patents asserted by the Company in the lawsuit. It also alleged two affirmative defenses: that the Company's asserted patents are invalid and that the Company is barred from relief under the doctrine of laches. In addition, Smith & Nephew asserted a series of counterclaims, including counterclaims seeking declaratory judgments that Smith & Nephew’s accused products do not infringe the Company's patents and that the Company's patents are invalid. Smith & Nephew also alleged that ConforMIS infringes ten patents owned or exclusively licensed by Smith & Nephew: two patents that Smith & Nephew alleges are infringed by the Company's iUni and iDuo products; three patents that Smith & Nephew alleges are infringed by the Company's iTotal products; and five patents that Smith & Nephew licenses from Kinamed, Inc. of Camarillo, California and that it alleges are infringed by the Company's iUni, iDuo and iTotal products. Due to Smith & Nephew’s licensing arrangement with Kinamed, Kinamed was named as a party to the lawsuit. Smith & Nephew and Kinamed requested, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction. On March 9, 2017, the Court entered a stipulation of dismissal by the parties that dismissed from the lawsuit eight patents asserted by Smith & Nephew, including the patents involving Kinamed, and two patents asserted by ConforMIS.
                Between September 21, 2016 and March 1, 2017, Smith & Nephew filed sixteen petitions with the United States Patent & Trademark Office (“USPTO”) requesting Inter Partes Review of the nine patents that the Company asserted against Smith & Nephew in the lawsuit. In its petitions, Smith & Nephew alleges that the Company's patents are obvious in light of certain prior art.  As of July 26, 2017, the USPTO has granted six petitions seeking Inter Partes Review pertaining to four patents in the lawsuit and one patent that is no longer part of the lawsuit, and the USPTO has denied five petitions seeking Inter Partes Review pertaining to four patents in the lawsuit  Five of the petitions seeking Inter Parties Review of one additional patent in the lawsuit and one patent that is no longer part of the lawsuit remain to be decided.  Smith & Nephew has filed a request for rehearing of one of the petitions that was denied and may file motions for reconsideration of the other petitions that were denied.

                On January 27, 2017, Smith & Nephew filed a motion seeking a stay of the Smith & Nephew Lawsuit until any requested Inter Partes Reviews are resolved, and the Company filed an opposition to that motion. On April 27, 2017, the Court stayed certain aspects of the proceedings and indicated that it will make a final decision on the motion to stay after the USPTO has decided more of the petitions for Inter Partes Review.  The Company is presently unable to predict the outcome of the motion to stay the proceedings, the existing petitions requesting Inter Partes Review of the Company's patents, including whether the USPTO will institute any of the remaining requested Inter Partes Reviews, or, if instituted, the outcome of any such Inter Partes Reviews. An adverse outcome of some or all of these potential Inter Partes Review proceedings and lawsuit could have a material adverse effect on the Company's business, financial condition or results of operations.  The Company is presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

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

If Congress repeals, replaces or changes the Affordable Care Act or otherwise implements certain health care reforms that have been proposed, we could be subject to a regulatory and reimbursement scheme that has a material impact on our business.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 or, collectively, the PPACA, changed how some healthcare providers are reimbursed by the Medicare program and some private third-party payors. Upon taking office, President Trump signed an executive order directing federal agencies to avoid enforcement of any provision of the PPACA, commonly referred to as “Obamacare”. An initial version of proposed legislation designed to repeal the PPACA, and replace it with a system of tax credits and dissolve an expansion of the Medicaid program was not adopted by the House of Representatives. However, the House of Representatives recently passed a similar bill called the American Health Care Act of 2017 (the AHCA), and the United States Senate is considering similar legislation. As a result, there is growing uncertainty regarding the future of the current PPACA framework. Changes to the PPACA, adoption of the AHCA or other legislative and regulatory changes in the health care field could adversely affect our business, including by decreasing the number of patients in the United States with health insurance, reducing the amount of funds currently available to patients as a result of repeal of significant portions of the PPACA, eliminating programs (such as the Comprehensive Care for Joint Replacement program) that are potentially beneficial to us, reducing the amount of funds available for procedures performed in outpatient and ambulatory care facilities, or the adoption of other changes in health care regulation and reimbursement that have been proposed or that may be proposed.
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

As of June 30, 2017, we have used the net proceeds from the offering as follows: $10 million to purchase and install capital equipment to expand our manufacturing capacity, approximately $66.6 million to expand and support our sales and marketing efforts, and approximately $24.8 million to fund research, development and clinical activities and approximately $38.6 million for other general corporate purposes. We have not used any of the net proceeds from our IPO to make payments, directly or indirectly, to any director or officer of ours, to any of their associates, to persons owning 10% or more of our common stock or to any affiliates of ours.

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

In connection with the offering, the Company entered into an Equity Distribution Agreement, dated as of May 10, 2017 (the “Distribution Agreement”), with Canaccord Genuity Inc., as sales agent (“Canaccord”). Pursuant to the Distribution Agreement, Canaccord will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations, and the rules of The NASDAQ Global Select Market to sell shares from time to time, as the Company’s agent. Sales of the Shares, if any, may be made by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended, including sales made directly on or through The NASDAQ Global Select Market, on any other existing trading market for the Shares, or sales to or through a market maker other than on an exchange, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. The Company is not obligated to sell any number of Shares under the Distribution Agreement. As of June 30, 2017, we sold 228,946 Shares under the Distribution Agreement resulting in net proceeds of $1.0 million.

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

 Date: August 7, 2017

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer

 Date: August 7, 2017

CONFORMIS, INC.
By:	/s/ Paul Weiner
Paul Weiner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*
Distribution Agreement, dated May 10, 2017, by and between ConforMIS, Inc. and Canaccord Genuity Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the Securities and Exchange Commission on May 10, 2017, File No, 001-37474).

10.2
Second Amendment to Loan and Security Agreement, dated June 30, 2017, by and among Registrant and Oxford Finance LLC (incorporated herein by reference to Exhibit 10.1 of the registrant’ Current Report on Form 8-K (File No. 001-37474) filed on July 3, 2017).

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