Form 10-Q
period 2017-09-30
ConforMIS Inc
filed 2017-11-09
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2017, there were 45,292,573 shares of Common Stock, $0.00001 par value per share, outstanding.

ConforMIS, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$26,547	$37,257
Investments	27,951	28,242
Accounts receivable, net	12,599	14,675
Inventories	10,577	11,720
Prepaid expenses and other current assets	2,516	3,954
Total current assets	80,190	95,848
Property and equipment, net	16,310	15,084
Other Assets
Restricted cash	462	300
Intangible assets, net	574	746
Goodwill	6,731	753
Other long-term assets	18	79
Total assets	$104,285	$112,810

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,335	$5,474
Accrued expenses	8,314	8,492
Deferred revenue	305	305
Total current liabilities	12,954	14,271
Other long-term liabilities	652	164
Deferred tax liabilities	42	—
Deferred revenue	4,091	4,320
Long-term debt, less debt issuance costs	29,640	—
Total liabilities	47,379	18,755
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized as of September 30, 2017 and December 31, 2016; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 45,292,573 and 43,399,547 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	484,665	476,486
Accumulated deficit	(424,963)	(382,930)
Accumulated other comprehensive (loss) income	(2,796)	499
Total stockholders’ equity	56,906	94,055
Total liabilities and stockholders’ equity	$104,285	$112,810
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Product	$18,176	$18,400	$56,601	$57,486
Royalty	249	243	763	740
Total revenue	18,425	18,643	57,364	58,226
Cost of revenue	11,111	12,645	37,307	39,564
Gross profit	7,314	5,998	20,057	18,662

Operating expenses
Sales and marketing	8,741	9,301	28,932	31,063
Research and development	4,081	4,099	12,976	12,474
General and administrative	7,402	5,503	22,304	17,285
Total operating expenses	20,224	18,903	64,212	60,822
Loss from operations	(12,910)	(12,905)	(44,155)	(42,160)

Other income and expenses
Interest income	137	127	367	409
Interest expense	(718)	(4)	(1,397)	(104)
Foreign currency exchange transaction income	1,099	34	3,606	34
Total other income (expenses), net	518	157	2,576	339
Loss before income taxes	(12,392)	(12,748)	(41,579)	(41,821)
Income tax provision	80	14	143	27

Net loss	$(12,472)	$(12,762)	$(41,722)	$(41,848)

Net loss per share - basic and diluted	$(0.29)	$(0.31)	$(0.97)	$(1.01)

Weighted average common shares outstanding - basic and diluted	43,468,559	41,682,244	43,182,090	41,332,958

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(12,472)	$(12,762)	$(41,722)	$(41,848)
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,006)	(167)	(3,286)	(300)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	9	(8)	(9)	2
Comprehensive loss	$(13,469)	$(12,937)	$(45,017)	$(42,146)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(41,722)	$(41,848)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	2,698	2,334
Amortization of debt discount	—	3
Stock-based compensation expense	4,149	3,490
Provision for bad debts on trade receivables	5	243
Impairment of long-term assets	805	123
Non-cash interest expense	73	—
Amortization/accretion on investments	159	229
Tax effect, unrealized gain/loss on investments	—	(1)
Deferred tax	42	—
Changes in operating assets and liabilities:
Accounts receivable	2,071	785
Inventories	1,143	(235)
Prepaid expenses and other assets	1,504	212
Accounts payable and accrued liabilities	(1,368)	(1,892)
Deferred royalty revenue	(229)	(229)
Other long-term liabilities	488	(54)
Net cash used in operating activities	(30,182)	(36,840)

Cash flows from investing activities:
Acquisition of property and equipment	(4,114)	(6,289)
Business acquisition, net of cash acquired	(5,780)	—
(Decrease)/increase in restricted cash	(162)	300
Purchase of investments	(23,002)	(57,559)
Maturity of investments	23,125	16,500
Net cash used in investing activities	(9,933)	(47,048)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,102	2,213
Debt issuance costs	(434)	—
Proceeds from issuance of debt	30,000	—
Payments on long-term debt	—	(224)
Net proceeds from issuance of common stock	1,023	—
Net cash provided by financing activities	32,691	1,989
Foreign exchange effect on cash and cash equivalents	(3,286)	(300)
Decrease in cash and cash equivalents	(10,710)	(82,199)
Cash and cash equivalents, beginning of period	37,257	117,185
Cash and cash equivalents, end of period	$26,547	$34,986

Supplemental information:
Cash paid for income taxes	230	105
Cash paid for interest	1,397	17
Non cash investing activities:
Issuance of common stock for business acquisition	594	—

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

Liquidity and operations

The accompanying Interim Consolidated Financial Statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, bank debt and convertible debt financings, equipment purchase loans, and product revenue beginning in 2007. The Company has not yet attained profitability and continues to incur operating losses, which adversely impacts the Company's ability to continue as a going concern. At September 30, 2017, the Company had an accumulated deficit of $425.0 million.

As of September 30, 2017, the Company had cash and cash equivalents, and investments of $54.5 million and $0.5 million in restricted cash allocated to lease deposits.  As of December 31, 2016, the Company had cash and cash equivalents and investments of $65.5 million and $0.3 million in restricted cash allocated to lease deposits.

On January 6, 2017, the Company entered into a senior secured $50 million loan and security agreement (the "2017 Secured Loan Agreement") with Oxford Finance LLC ("Oxford"). Through the term loan facility with Oxford, the Company accessed the initial $15 million of borrowings on January 6, 2017 and another $15 million of borrowings on June 30, 2017, with an additional $20 million available, at its option, through June 2018, subject to the satisfaction of certain revenue milestones and customary drawdown conditions. For further information regarding this facility, see “Note L-Debt and Notes Payable-2017 Secured Loan Agreement” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

On May 10, 2017, the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”), pursuant to which the Company may issue and sell up to $50 million of its common stock, par value $0.00001 per share (the “Shares”).

In connection with the offering, the Company entered into an Equity Distribution Agreement, dated as of May 10, 2017 (the “Distribution Agreement”), with Canaccord Genuity Inc., as sales agent (“Canaccord”). Pursuant to the Distribution Agreement, Canaccord will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations, and the rules of The NASDAQ Global Select Market to sell the Shares from time to time, as the Company’s agent. Sales of the Shares, may be made by any method deemed to be an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended, including sales made directly on or through The NASDAQ Global Select Market, on any other existing trading market for the Shares, or sales to or through a market maker other than on an exchange, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. The Company is not obligated to sell any Shares under the Distribution Agreement. As of September 30, 2017, the Company has sold 228,946 Shares under the Distribution Agreement resulting in net proceeds of $1.0 million. The Company intends to use the net proceeds of the offering of the Shares for general corporate purposes, which may include research and development costs, sales and marketing costs, clinical studies, manufacturing development, the acquisition or licensing of other businesses or technologies, repayment and refinancing of debt, including the Company’s secured term loan facility, working capital and capital expenditures.

              The Company anticipates that its principal sources of funds in the future will be revenue generated from the sales of its products, future capital raises through the issuance of equity securities, revenues that may be generated in connection with licensing its intellectual property, and potentially borrowings under our 2017 Secured Loan Agreement.

The Company expects that its existing cash and cash equivalents as of September 30, 2017, including borrowings under its 2017 Secured Loan Agreement, and anticipated revenue from operations, including from projected sales of its products, will enable the Company to fund its operating expenses and capital expenditure requirements and pay its debt service as it becomes due for at least the next 12 months from the date of filing.  Management has based this expectation on assumptions that may prove to be wrong, such as the revenue that it expects to generate from the sale of its products and the gross profit the Company expects to generate from those revenues, and it could use its capital resources sooner than we expect.

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

Unaudited Interim Financial Information

The accompanying Interim Consolidated Financial Statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2017, results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year or any interim period.

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

For the three and nine months ended September 30, 2017 and 2016, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of total gross receivable balance as of September 30, 2017 or December 31, 2016.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc. ("ImaTx"), ConforMIS Europe GmbH, ConforMIS UK Limited and ConforMIS Hong Kong Limited. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investment instruments with original maturities of 90 days or less, to be cash equivalents. The Company’s cash equivalents consist of demand deposits, money market accounts, and repurchase agreements on deposit with certain financial institutions, in addition to cash deposits in excess of federally insured limits. Demand deposits are carried at cost which approximates their fair value. Money market accounts are carried at fair value based upon level 1 inputs. Corporate bonds and repurchase agreements are valued using level 2 inputs. See “Note C-Fair Value Measurements” below. The associated risk of concentration is mitigated by banking with credit worthy financial institutions.

The Company had $1.8 million and $1.6 million as of September 30, 2017 and December 31, 2016, respectively, held in foreign bank accounts that are not federally insured. In addition, the Company has recorded restricted cash of $0.5 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively. Restricted cash consisted of security provided for lease obligations.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable consist of billed and unbilled amounts due from medical facilities. Upon completion of a procedure, revenue is recognized and an unbilled receivable is recorded. Upon receipt of a purchase order number from a medical facility, a billed receivable is recorded and the unbilled receivable is reversed. As a result, the unbilled receivable balance fluctuates based on the timing of the Company's receipt of purchase order numbers from the medical facilities. In estimating whether accounts receivable can be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, collections experience to date and any specific collection issues that have been identified. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or when collection risk is identified.

Inventories

Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or market value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, with market determined based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margins, purchase commitments and other factors in evaluating net realizable value. During the three and nine months ended September 30, 2017, the Company recognized provisions in cost of revenue of $0.4 million and $2.1 million, respectively, to adjust its inventory value to the lower of cost or market for estimated unused product related to known and potential cancelled cases. During the three and nine months ended September 30, 2016, $1.1 million and $2.8 million, respectively, was recognized in cost of revenue for estimated unused product.

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

Business Combinations

We include the results of operations of the businesses that we acquire as of the acquisition date. We allocate the purchase price of our acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Intangibles and other long-lived assets

Intangible assets consist of developed technology and other intellectual property rights licensed from ImaTx as part of the spin-out transaction in 2004. Intangible assets are carried at cost less accumulated amortization.

The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets. Furthermore, periodically the Company assesses whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the three and nine months ended September 30, 2017, the Company recognized a

$0.8 million impairment charge in General and administrative expense related to the discontinuance of a software capital project. In the three and nine months ended September 30, 2016, a $0.1 million impairment charge was recognized in connection with certain manufacturing equipment previously purchased that will be returned to the seller in exchange for credit toward a future purchase, which value is less than the book value of the equipment.

Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of Imaging Therapeutics, Inc. (formerly known as Osteonet.com, renamed ImaTx, Inc.) in 2009 and the acquisition of Broad Peak Manufacturing, LLC in August 2017. The Company tests goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets may be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. When testing goodwill for impairment, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. If the two-step approach is performed, the Company will estimate fair value of the reporting unit, which is typically estimated using a discounted cash flow approach, and requires the use of assumptions and judgments including estimates of future cash flows and the selection of discount rates.  During the nine months ended September 30, 2017, and 2016, there were no triggering events which would require an interim goodwill impairment assessment.

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

Shipping and handling costs

Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.3 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and was $1.0 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Advertising expense

Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $8,000 and $19,000 for the three months ended September 30, 2017 and 2016, respectively, and was $273,000 and $202,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Comprehensive loss

At September 30, 2017 and 2016, accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized gain and loss of available-for-sale securities, net of tax.

The following table summarizes accumulated beginning and ending balances for each item in Accumulated other comprehensive income (loss).

	Foreign currency translation adjustments	Change in unrealized gain (loss) on available-for-sale securities, net of tax	Accumulated other comprehensive income (loss)
Balance December 31, 2016	$506	$(7)	$499
Change in period	(3,286)	(9)	(3,295)
Balance September 30, 2017	$(2,780)	$(16)	$(2,796)

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

Accounting Standard Update ("ASU") No. 2016-09, "Compensation - Stock Compensation", was issued and adopted in January 2017. ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, modified retrospective adoption of ASU 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before we can recognize them and therefore, we have accounted for a cumulative-effect adjustment of $7.7 million during the nine months ended September 30, 2017 to record excess tax benefits.  Since the Company has a full valuation allowance on all deferred taxes, this has no impact on retained earnings or the tax position of the Company.

The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of approximately $80,000 and $14,000 for the three months ended September 30, 2017 and 2016, respectively, and $143,000 and $27,000 for the nine months ended September 30, 2017 and 2016, respectively.

The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2017 and December 31, 2016, $19,000 and $13,000 of interest and penalties have been accrued, respectively.

Medical device excise tax

The Company is subject to the Health Care and Education Reconciliation Act of 2010 (the “Act”), which imposes a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Under the Act, a taxable medical device is any device defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act, intended for humans, which includes an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which meets certain requirements. The Consolidated Appropriations Act of 2016 includes a two-year moratorium on the medical device excise tax, which moratorium suspended taxes on the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. As such, the Company did not incur medical device excise tax expense during the three and nine months ended September 30, 2017 and 2016, respectively. Unless the medical device tax is repealed or the moratorium extended, the Company expects that it will incur expenses associated with the medical device excise tax beginning on January 1, 2018.

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

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes option pricing model is affected by the stock price, exercise price, and a number of assumptions, including expected volatility of the stock, expected life of the option, risk-free interest rate and expected dividends on the stock. The Company evaluates the assumptions used to value the awards at each grant date and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. See “Note N—Stockholders’ Equity” for a summary of the stock option activity under the Company’s stock-based compensation plan.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(12,472)	$(12,762)	$(41,722)	$(41,848)
Denominator:
Denominator for basic loss per share:
Weighted average shares	43,468,559	41,682,244	43,182,090	41,332,958
Basic loss per share attributable to ConforMIS, Inc. stockholders	$(0.29)	$(0.31)	$(0.97)	$(1.01)
Diluted loss per share attributable to ConforMIS, Inc. stockholders	$(0.29)	$(0.31)	$(0.97)	$(1.01)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Common stock warrants	—	18,443	—	42,169
Stock options and restricted stock awards	322,450	1,583,269	466,646	2,068,315
Total	322,450	1,601,712	466,646	2,110,484

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

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", which eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for public companies financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2015-17 effective January 1, 2017 on a prospective basis. Since the Company has a full valuation allowance, adoption of ASU 20105-17 had no impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. In March 2016, the FASB issued ASU No 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing" ("ASU 2016-10"). This ASU clarifies two aspects of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606): identifying performance obligations and the licensing implementation guidance". In June 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients", which provides guidance for accounting of credit losses affecting the impairment model for most financial assets and certain other instruments. Entities will be required to use a new forward-looking current expected credit loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments, which will generally lead to an earlier recognition of loss allowances. Entities will recognize losses on available-for-sale debt securities as allowances rather than a reduction in amortized cost of the security while the measurement process of this loss does not change. Disclosure requirements are expanded regarding an entity’s assumptions, models and methods of estimations of the allowance.

The Company has begun its assessment process to evaluate the impact, which it expects to complete later in 2017, and expects to adopt this pronouncement and related disclosures commencing in the first quarter of 2018. While the Company continues to evaluate the effect of the standard, adoption of this guidance will require additional disclosure around the Company's revenue recognition in its financial statements. The Company plans to adopt this standard using the modified retrospective approach; however, the Company will continue to evaluate its adoption options as the implementation process continues. The Company has established a cross-functional coordinated implementation team and engaged a third party consultant to assist with the project. The Company has completed the scoping and planning phase of the project, identified and reviewed customer contracts for each of its revenue streams, including royalty revenue, identifying pertinent attributes and is now in the process of evaluating the results of those reviews relative to the new standard. Based on the results of the procedures completed to date, the Company does not expect a material impact on its consolidated financial statements with regards to revenue recognized from the sale of its product to customers. The Company expects that, based on its preliminarily assessment, certain royalty revenue associated with the 2015 license agreements with Wright Medical and MicroPort in 2015 may be accelerated upon the adoption of this new standard. The Company is also in the process of evaluating changes to its processes and internal controls, as necessary, to meet the requirements. At this point in the process, the Company has not yet fully determined if the adoption of the new standard will have a material impact on its consolidated financial statements.

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

ASU No. 2016-09, "Compensation - Stock Compensation", was issued and adopted in January 2017. ASU 2016-09 eliminates APIC pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, modified retrospective adoption of ASU 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before we can recognize them and therefore, we have accounted for a cumulative-effect adjustment of $7.7 million during the quarter ended September 30, 2017 to record excess tax benefits.  Since the Company has a full valuation allowance on all deferred taxes, this has no impact on retained earnings or the tax position of the Company.

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

The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$10,816	$—	$—	$10,816	$10,816	$—
Level 1 securities:
Money market funds	9,731	—	—	9,731	9,731	—
U.S. treasury bonds	1,251	—	(1)	1,250	—	1,250
Level 2 securities:
Corporate bonds	5,968	—	(3)	5,965	—	5,965
Agency bond	20,747	—	(12)	20,735	—	20,736
Repurchase agreement	6,000	—	—	6,000	6,000	—
Total	$54,513	$—	$(16)	$54,497	$26,547	$27,951

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$8,504	$—	$—	$8,504	$8,504	$—
Level 1 securities:
Money market funds	28,753	—	—	28,753	28,753	—
Level 2 securities:
Corporate bonds	6,701	—	(4)	6,697	—	6,697
Agency bonds	21,548	—	(3)	21,545	—	21,545
Total	$65,506	$—	$(7)	$65,499	$37,257	$28,242

(1) Contractual maturity due within one year.

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Total receivables	$13,243	$15,356
Allowance for doubtful accounts and returns	(644)	(681)
Accounts receivable, net	$12,599	$14,675

Accounts receivable included unbilled receivable of $2.2 million and $2.5 million at September 30, 2017 and December 31, 2016, respectively. Write-offs related to accounts receivable were approximately $18,000 and $34,000 for the three months ended September 30, 2017 and 2016, respectively, and $29,000 and $34,000 for the nine months ended September 30, 2017 and 2016, respectively.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	September 30, 2017	December 31, 2016
Beginning balance	(681)	(554)
Provision for bad debts on trade receivables	(5)	(188)
Other allowances	13	20
Accounts receivable write offs	29	41
Ending balance	$(644)	$(681)

Note E—Inventories

Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw Material	$3,649	$3,331
Work in process	1,945	2,530
Finished goods	4,983	5,859
Total Inventories	$10,577	$11,720

At September 30, 2017 and December 31, 2016, inventories included write-downs of $0 and $0.2 million, respectively, related to units affected by the recall and sterilization capacity limitation.

Note F—Acquisition

On August 9, 2017, the Company completed the purchase of certain assets and assumed certain liabilities of Broad Peak Manufacturing, LLC (BPM), for approximately $6.4 million. Of the total purchase price paid, $5.8 million was in cash and $0.6 million of unregistered shares of common stock. The purchase was treated as a business combination as it met certain criteria stipulated in ASC 805 - Business Combinations. Prior to the acquisition, BPM provided substantially all of the polishing services for the Company’s femoral implant component. We expect the acquisition of the BPM assets will reduce the cost of polishing and improve overall gross margin.
The Company completed a preliminary estimate of the BPM purchase price allocation. Of the total purchase price, approximately $2.2 million related to earn out provisions tied to certain employee retention by the Company and achieving certain cost targets that was paid into an escrow account. An additional $0.7 million could be earned by BPM if the actual cost targets are exceeded. Alternatively, the earn out provisions could be paid back to the Company if the employee retention and cost targets are not achieved. The Company's best estimate of the range of possibilities is that none of the consideration in connection with employee retention or cost targets will be returned and that less than $0.1 million of additional consideration will be earned as a result of exceeding the cost targets. These estimates are based on various considerations regarding the employee retention and the streamlined cost structure associated with the polishing processes. The Company will update its estimate of contingent consideration on a quarterly basis. Of the total purchase price of $6.4 million, $0.4 million was attributed to property and equipment, $6.0 million was attributed to goodwill and less than $0.1 million to other net assets acquired. Goodwill is primarily attributable to the future cost savings expected to arise after the acquisition and is deductible for tax purposes. The acquisition of BPM is strategically significant in reducing the manufacturing costs for the Company, however at the time of the acquisition and on September 30, 2017, the Company concluded that historical results of the BPM both individually and in the aggregate, were immaterial to the Company’s consolidated financial results and therefore additional pro-forma disclosures are not presented.

Note G—Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	September 30, 2017	December 31, 2016
Equipment	5-7	18,463	16,651
Furniture and fixtures	5-7	954	414
Computer and software	3	7,670	7,027
Leasehold improvements	2-8	1,794	1,294
Total property and equipment		28,881	25,386
Accumulated depreciation		(12,571)	(10,302)
Property and equipment, net		16,310	15,084

Depreciation expense related to property and equipment was $0.9 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense related to property and equipment was $2.5 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively. During the three and nine months ended September 30, 2017, the Company recorded an impairment of $0.8 million related to the discontinuance of a software capital project. During the three and nine months ended September 30, 2016 the Company recorded $0.1 million in impairment charges in connection with certain manufacturing equipment previously purchased that was returned to the seller in exchange for a credit toward future purchase, which value is less than the book value of the equipment.

Note H—Intangible Assets

The components of intangible assets consisted of the following (in thousands):

	Estimated Useful Life (Years)	September 30, 2017	December 31, 2016

Developed technology	10	$979	$979
Accumulated amortization		(754)	(681)
Developed technology, net		225	298

License agreements	10	1,508	1,508
Accumulated amortization		(1,173)	(1,060)
License technology, net		335	448

Acquired favorable lease	5	15	—
Accumulated amortization		(1)	—
Acquired favorable lease, net		14	—

Intangible assets, net		$574	$746

The Company recognized amortization expense of $63,000 and $62,000 for the three months ended September 30, 2017, and 2016, and $187,000 and $186,000 for the nine months ended September 30, 2017, and

2016 . The weighted-average remaining life of total amortizable intangible assets is 2.31 years for the developed technology and license agreements and favorable lease asset.
     The estimated future aggregated amortization expense for intangible assets owned as of September 30, 2017 consisted of the following (in thousands):

Amortization expense
2017 (remainder of the year)	$63
2018	252
2019	252
2020	3
2021	3
2022	1
$574

Note J—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued employee compensation	$4,078	$4,037
Deferred rent	110	101
Accrued legal expense	773	710
Accrued consulting expense	42	104
Accrued vendor charges	1,308	1,396
Accrued revenue share expense	857	992
Accrued clinical trial expense	180	256
Accrued other	966	896
	$8,314	$8,492

Note K—Commitments and Contingencies

Operating Leases - Real Estate

The Company maintains its corporate headquarters in a leased building located in Billerica, Massachusetts. The Company moved its corporate headquarters from Bedford, Massachusetts in April 2017. The Company maintains its manufacturing facility in a leased building located in Wilmington, Massachusetts.

The Billerica facility is leased under a long-term, non-cancellable lease that is scheduled to expire in October 2025. The Company leased the Bedford facility under a long-term, non-cancellable sublease that was set to expire in April 2017. In April 2017, the Company and the landlord of the Bedford facility agreed to a holdover of 30 days beyond the lease termination through May 31, 2017, which subsequently expired.

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

On August 9, 2017, the Company entered into a lease for 4,099 square feet of space in Wallingford, CT which houses its polishing facility. The lease term is five years with the option to extend for two additional years beyond the original term and an additional three years past the first extension term.

Rent expense of $0.4 million for the three months ended September 30, 2017 and 2016, and $1.3 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively, was charged to operations.

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

Philipp Lang, M.D., one of the Company’s directors and former Chief Executive Officer, joined the Company’s scientific advisory board in 2004 prior to becoming an employee. The Company first entered into a revenue share agreement with Dr. Lang in 2008 when he became the Company’s Chief Executive Officer. In 2011, the Company entered into an amended and restated revenue share agreement with Dr. Lang. Under this agreement, the specified percentage of the Company’s net revenues payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of the Company’s current products, including the Company’s iUni, iDuo, iTotal CR, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The Company’s payment obligations under this agreement expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is named an inventor that claim the applicable product. These payment obligations survived the termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $233,000 and $230,000 for the three months ended September 30, 2017, and 2016, respectively, and $722,000 and $718,000 for the nine months ended September 30, 2017, and 2016, respectively.

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board and Dr. Lang revenue share agreements of $0.9 million during the three months ended September 30, 2017, representing 4.7% of product revenue, $2.7 million during the nine months ended September 30, 2017, representing 4.8% of product revenue, $0.9 million during the three months ended September 30, 2016, representing 4.8% of product revenue, and $2.6 million during the nine months ended September 30, 2016, representing 4.5% of product revenue. Revenue share expense is included in research and development. See “Note M—Related Party Transactions” for further information regarding the Company’s arrangement with Dr. Lang.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to research and development and marketing services.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

There have been no contingent liabilities requiring accrual at September 30, 2017 or December 31, 2016.

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

Between September 21, 2016 and March 1, 2017, Smith & Nephew filed sixteen petitions with the United States Patent & Trademark Office (“USPTO”) requesting Inter Partes Review of the nine patents that the Company asserted against Smith & Nephew in the lawsuit. In its petitions, Smith & Nephew alleged that the Company's patents are obvious in light of certain prior art. As of October 31, 2017, the USPTO decided to institute IPR proceedings with respect to seven of the petitions; decided to deny the requests for IPR with respect to seven of the petitions; and, with respect to the remaining two petitions, decided to institute IPR proceedings for some of the subject patent claims and to deny the requests for the remaining subject patent claims. In total, the USPTO instituted IPR proceedings for some or all of the subject patent claims in six of the patents in the Smith & Nephew lawsuit (five patents that are currently asserted, and one of the patents that was voluntarily dismissed from the lawsuit), and denied the petitions for all subject claims in three of the patents (two patents that are currently asserted and one of the patents that was voluntarily dismissed from the lawsuit).  Smith & Nephew has filed a request for rehearing of three of the petitions that were denied and a request for reexamination of one of the patents for which an IPR was not instituted.

On January 27, 2017, Smith & Nephew filed a motion seeking a stay of the Smith & Nephew Lawsuit until any requested Inter Partes Reviews are resolved, and the Company filed an opposition to that motion. On April 27, 2017, the Court has stayed certain aspects of the proceedings and has indicated that it will make a final decision on the motion to stay after the USPTO has decided more of the petitions for Inter Partes Review. The Company is presently unable to predict the outcome of the motion to stay the proceedings, the requests for rehearing of the IPR petitions, the outcome of the institued IPRs, or the Smith & Nephew Lawsuit. An adverse outcome of some or all of these potential Inter Partes Review proceedings and lawsuit could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

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

Note L—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Oxford Finance, LLC, Term A Loan	15,000	—
Oxford Finance, LLC, Term B Loan	15,000
	30,000	—
Less debt issuance costs	(360)	—
Long-term debt, less debt issuance costs	29,640	—

The principal payments due as of September 30, 2017 consisted of the following (in thousands):

Principal Payment
2017 (remainder of the year)	$—
2018	—
2019	—
2020	13,750
2021	15,000
2022	1,250
Total	$30,000

2017 Secured Loan Agreement

On January 6, 2017, the Company entered into a senior secured $50 million loan and security agreement with Oxford, the 2017 Secured Loan Agreement. Through the t2017 Secured Loan Agreement, the Company initially accessed $15 million of borrowings, with an additional $15 million of borrowings, (the "Term B Loan"), and $20 million of borrowings, (the "Term C Loan"), available to borrow, at its option, through December 2017 and June 2018, respectively, subject to the satisfaction of certain revenue milestones and customary drawdown conditions. On March 9, 2017, the 2017 Secured Loan Agreement with Oxford was amended to include an additional revenue milestone in order for the Company to drawdown the second and third tranches.  On June 30, 2017, the 2017 Secured Loan Agreement was further amended to, among other things, amend the period during which the Company was able to borrow the second term loan under the 2017 Secured Loan Agreement, and also to amend the associated financial covenants of the Company. Amending the 2017 Secured Loan Agreement made the Term B Loan available to the Company through the earlier of (i) June 30, 2017, or (ii) an event of default under the 2017 Secured Loan Agreement. Concurrently, on June 30, 2017, the Company drew down Term B Loan. Except as modified by the amendment, all terms and conditions of the 2017 Secured Loan Agreement remain in full force and effect.  The proceeds of the Term B Loan will be used to fund the Company’s ongoing working capital needs.

The 2017 Secured Loan Agreement is secured by substantially all of the Company’s personal property other than the Company’s intellectual property.  Under the terms of the 2017 Secured Loan Agreement, the Company cannot grant a security interest in its intellectual property to any other party.

The term loans under the 2017 Secured Loan Agreement bears interest at a floating annual rate calculated at the greater of 30 day LIBOR or 0.53%, plus 6.47%. The Company is required to make monthly interest only payments in arrears commencing on the second payment date following the funding date of each term loan, and continuing on the payment date of each successive month thereafter through and including the payment date immediately preceding the amortization date of February 1, 2020.  Commencing on the amortization date, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of each term loan, together with accrued interest, in arrears, to Oxford.  All unpaid principal, accrued and unpaid interest with respect to each term loan, and a final payment in the amount of 5.0% of the amount of loans advanced, is due and payable in full on the term loan maturity date.  The 2017 Secured Loan Agreement has a term of five years and matures on January 1, 2022.

At the Company’s option, the Company may prepay all, but not less than all, of the term loans advanced by Oxford under the 2017 Secured Loan Agreement, subject to a prepayment fee and an amount equal to the sum of all outstanding principal of the term loans plus accrued and unpaid interest thereon through the prepayment date, a final payment, plus all other amounts that are due and payable, including Oxford's expenses and interest at the default rate with respect to any past due amounts.

The 2017 Secured Loan Agreement also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent with the right to exercise remedies against us and the collateral securing the Secured Loan Agreement, including foreclosure against assets securing the 2017 Secured Loan Agreement, including the Company’s cash.  These events of default include, among other things, the Company’s failure to pay any amounts due under the 2017 Secured Loan Agreement, a breach of covenants under the 2017 Secured Loan Agreement, including, among other customary debt covenants, achieving certain revenue levels and limiting the amount of cash and cash equivalents held by the Company's foreign subsidiaries, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000, one or more judgments against the Company in an amount greater than $500,000, a material adverse change with respect to any governmental approval and any delisting event.

Note M—Related Party Transactions

Vertegen

In April 2007, the Company entered into a license agreement with Vertegen, Inc., or Vertegen, which was amended in May 2015 (the “Vertegen Agreement”). Vertegen is an entity that is wholly owned by Dr. Lang, the Company’s former Chief Executive Officer. Under the Vertegen Agreement, Vertegen granted the Company an exclusive, worldwide license under specified Vertegen patent rights and related technology to make, use and sell products and services in the fields of diagnosis and treatment of articular disorders and disorders of the human spine. The company may sublicense the rights licensed to it by Vertegen. The Company is required to use commercially reasonable efforts, at its sole expense, to prosecute the patent applications licensed to the Company by Vertegen. Pursuant to the Vertegen Agreement, the Company is required to pay Vertegen a 6% royalty on net sales of products covered by the patents licensed to the Company by Vertegen, the subject matter of which is directed primarily to spinal implants, and any proceeds from the Company enforcing the patent rights licensed to the Company by Vertegen. Such 6% royalty rate will be reduced to 3% in the United States during the five-year period following the expiration of the last-to-expire applicable patent in the United States and in the rest of the world during the five-year period following the expiration of the last-to-expire patent anywhere in the world. The Company has not sold any products subject to this agreement and has paid no royalties under this agreement. The Company has cumulatively paid approximately $150,000 in expenses as of September 30, 2017 in connection with the filing and prosecution of the patent applications licensed to the Company by Vertegen.

The Vertegen Agreement may be terminated by the Company at any time by providing notice to Vertegen. In addition, Vertegen may terminate the Vertegen Agreement in its entirety if the Company is in material breach of the agreement, and the Company fails to cure such breach during a specified period.

Revenue share agreements

As described in Note K, the Company is a party to certain agreements with advisors to participate as a member of the Company’s scientific advisory board. In September 2011, the Company entered into an amended and restated revenue share agreement with Philipp Lang, M.D., one of the Company’s directors and former Chief Executive Officer, which amended and restated a similar agreement entered into in 2008 when Dr. Lang stepped down as chair of the Company’s scientific advisory board and became the Company’s Chief Executive Officer. This agreement provides that the Company will pay Dr. Lang a specified percentage of its net revenues, ranging from 0.875% to 1.33%, with respect to all of its current and planned products, including the Company’s iUni, iDuo, iTotal CR, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenues collected by the

Company on such product sales. The Company’s payment obligations expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is a named inventor that claim the applicable product. These payment obligations survived the termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $233,000 and $230,000 and for the three months ended September 30, 2017 and 2016, respectively, and $722,000 and $718,000 for the nine months ended September 30, 2017 and 2016, respectively.

Amendment to employment agreement of Mr. Augusti

On September 14, 2017, the Company entered into an amendment (the “Amendment”) of the employment agreement with Mark Augusti, the Company's President and Chief Executive Officer, which was originally effective November 14, 2016 and was previously amended and restated on December 2, 2016. The Amendment was effective as of August 1, 2017 and provided that, through August 1, 2017, the Company would reimburse Mr. Augusti up to an aggregate of $125,000 of relocation expenses that he prior to that date, and, beginning August 2, 2017, the Company will reimburse Mr. Augusti up to $25,000 per calendar quarter for moving and commuting expenses as well as other costs incurred by him or his immediate family in traveling to and from his residence in North Carolina to his temporary residence in Massachusetts, until either Mr. Augusti establishes a principal residence in Massachusetts or the Company's Board of Directors determines in its sole discretion that the payment of such expenses is no longer required. The Amendment further provided that, if we terminate Mr. Augusti for cause, or Mr. Augusti resigns without good reason, prior to November 14, 2017, Mr. August will not be eligible for any unpaid moving and commuting expenses and will be obligated to repay the Company within thirty (30) days following his separation all moving expenses received by him on or before August 1, 2017. Additionally, the Amendment conforms the original terms of Mr. Augusti’s annual long-term incentive award entitlement to the terms of the grant that was granted to Mr. Augusti by the Company's board of directors in May 2017. This description of the Amendment is qualified in its entirety by reference to the text of the Amendment, a copy of which we have filed as an exhibit to this Quarterly Report on Form 10-Q.

Note N—Stockholders’ Equity

Common stock

Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock was entitled to one vote.

Summary of common stock activity was as follows:

Shares
Outstanding December 31, 2016	43,399,547
Issuance of common stock - option exercises	530,984
Issuance of restricted common stock	964,000
Issuance of common stock - ATM offering	228,946
Issuance of common stock - BPM acquisition	169,096
Outstanding September 30, 2017	45,292,573

 Preferred stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at September 30, 2017 and December 31, 2016.

Warrants

The Company also issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No new warrants were issued in the three and nine months ended September 30, 2017. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets.

Common stock warrants

The Company also issued warrants to certain investors and consultants to purchase 1,138,424 shares of common stock at an exercise price range of $0.02 to $9.00 per share.  Additionally, certain warrants to purchase shares of preferred stock were converted to 564,188 warrants to purchase 564,188 shares of common stock.  Warrants to purchase 28,926 and 171,783 shares of common stock were outstanding as of September 30, 2017 and December 31, 2016, respectively. Outstanding warrants are currently exercisable with varying expiration dates from 2020 through 2024.

At September 30, 2017 and December 31, 2016, the weighted average warrant exercise price per share for common stock underlying warrants and the weighted average contractual life was as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2016	171,783	$7.47	1.62	171,783	$7.47
Cancelled/expired	(142,857)	—	—	(142,857)	—
Outstanding September 30, 2017	28,926	$9.80	5.91	28,926	$9.80

Stock option plans

As of September 30, 2017, 1,049,411 shares of common stock were available for future issuance under the 2015 Stock Incentive Plan ("2015 Plan"). The 2015 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the least of (a) 3,000,000 shares of our common stock, (b) 3% of the number of share of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board. Effective January 1, 2017, an additional 1,301,986 shares of our common stock were added to the 2015 Plan under the terms of this provision.

Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2016	3,790,040	$6.60
Granted	940,898	5.00
Exercised	(530,984)	3.96	1,680
Expired	(257,984)	7.12
Cancelled/Forfeited	(75,969)	6.98
Outstanding September 30, 2017	3,866,001	$6.53	$225
Total vested and exercisable	2,738,721	$6.61	$224

The total fair value of stock options that vested during the three and nine months ended September 30, 2017 was $0.3 million and $1.0 million, respectively. The weighted average remaining contractual term for the total stock options outstanding was 5.84 years as of September 30, 2017. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.50 years as of September 30, 2017.

Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2016	911,710	$10.18
Granted	1,125,688	4.65
Vested	(179,591)	8.81
Forfeited	(161,688)	7.28
Unvested September 30, 2017	1,696,119	$6.93

The total fair value of restricted common stock options that vested during the three and nine months ended September 30, 2017 was $0.1 million and $1.6 million, respectively.

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

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	2.10%	N/A	2.10%-2.14%	N/A
Expected term (in years)	6.25	N/A	6.02-6.25	N/A
Dividend yield	—%	N/A	—%	N/A
Expected volatility	52.00%	N/A	50.59%-52.00%	N/A

Stock-based compensation expense was $1.4 million for the three months ended September 30, 2017 and 2016, and $4.1 million and $3.5 million for the nine months ended September 30, 2017 and 2016, respectively.  Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$133	$117	$348	$218
Sales and marketing	130	224	611	950
Research and development	444	405	1,341	1,018
General and administrative	702	703	1,849	1,304
	$1,409	$1,449	$4,149	$3,490

As of September 30, 2017, the Company had $3.2 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 3.18 years. As of September 30, 2017, the Company had $7.7 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 2.68 years.

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

Geographic information consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product Revenue
United States	$15,519	$14,946	46,702	44,659
Germany	2,335	3,026	8,728	11,398
Rest of World	322	428	1,171	1,429
	$18,176	$18,400	56,601	57,486

	September 30, 2017	December 31, 2016
Property and equipment, net
United States	$16,218	$14,972
Germany	92	112
Rest of World	—	—
	$16,310	$15,084

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

Cost of revenue

We produce the majority of our computer aided designs, or CAD, in-house and use them to direct all of our product manufacturing efforts. We manufacture all of our patient-specific instruments, or iJigs, in our facilities in Wilmington, Massachusetts. Since November 2016, we make in our facilities all of the tibial trays used in our total knee implants. Additionally, we now make all of the tibial tray inserts for our iTotal CR and have begun to make the tibial inserts for our iTotal PS in our facilities. We outsource the production of the remainder of the tibial components and the manufacture of femoral and other implant components to third-party suppliers. Our suppliers make our customized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, manufacturing supplies, inbound freight and manufacturing overhead and depreciation expense.

On August 9, 2017, we entered into an Asset Purchase Agreement, or APA, with Broad Peak Manufacturing, LLC, or BPM, which had been providing substantially all of the polishing services for the femoral implant components of our products. Under the APA, we acquired certain specified assets and assumed certain specified liabilities of BPM, including, among other things, machining and polishing equipment, supplies, and other assets used in BPM’s polishing services business. Additionally, we entered into written employment agreements with or otherwise hired most of BPM’s employees associated with the polishing business. Under the APA, BPM received a $3.5 million cash payment and approximately $0.8 million (169,096 shares) of unregistered Company common stock based on the average closing value of our common stock for the 30-day trading period ending on August 9, 2017, which had a market value of approximately $0.6 million at closing. In addition, and subject to the terms and conditions of the APA, BPM may receive two earn-out payments: an additional $0.9 million retention earn-out payable in cash based on criteria tied to certain employee retention by us, and a value earn-out of up to approximately $1.3 million in cash payable on August 9, 2018 (the first anniversary of the transaction), based on the performance of the polishing business during that period. BPM, may earn up to an additional $0.7 million in cash upon exceeding certain cost targets, based on the future performance of the polishing business through August 9, 2018. This description of the APA is qualified in its entirety by reference to the full text of the APA, which we have filed as an exhibit to this Quarterly Report on Form 10-Q, subject to a request for confidential treatment of certain terms and provisions of the APA.

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

Income tax provision

Income tax provision consists of a provision for income taxes in foreign jurisdictions in which we conduct business and deferred tax expense. We maintain a full valuation allowance for deferred tax assets including net operating loss carryforwards and research and development credits and other tax credits.

Consolidated results of operations

Comparison of the three months ended September 30, 2017 and 2016

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2017		2016		2017 vs 2016
Three Months Ended September 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$18,176	99%	$18,400	99%	$(224)	(1)%
Royalty	249	1	243	1	6	2
Total revenue	18,425	100	18,643	100	(218)	(1)
Cost of revenue	11,111	60	12,645	68	(1,534)	(12)
Gross profit	7,314	40	5,998	32	1,316	22

Operating expenses:
Sales and marketing	8,741	47	9,301	50	(560)	(6)
Research and development	4,081	22	4,099	22	(18)	—
General and administrative	7,402	40	5,503	30	1,899	35
Total operating expenses	20,224	110	18,903	101	1,321	7
Loss from operations	(12,910)	(70)	(12,905)	(69)	(5)	—
Total other income/(expenses), net	518	3	157	1	361	230
Loss before income taxes	(12,392)	(67)	(12,748)	(68)	356	3
Income tax provision	80	—	14	—	66	471
Net loss	$(12,472)	(68)%	$(12,762)	(68)%	$290	2%

Product revenue.    Product revenue was $18.2 million for the three months ended September 30, 2017 compared to $18.4 million for the three months ended September 30, 2016, a decrease of $0.2 million or 1%. Product revenue from sales of iTotal CR, iDuo and iUni was $12.8 million for the three months ended September 30, 2017 compared to $14.1 million for the three months ended September 30, 2016, a decrease of $1.3 million or 9.2%. Product revenue from sales of iTotal PS was $5.2 million for the three months ended September 30, 2017 compared to $4.0 million for the three months ended September 30, 2016, an increase of $1.2 million or 29%.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2017		2016		2017 vs 2016
Three Months Ended September 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$15,519	85%	$14,946	81%	$573	4%
Germany	2,335	13	3,026	16	$(691)	(23)
Rest of world	322	2	428	3	(106)	(25)
Product revenue	$18,176	100%	$18,400	100%	$(224)	(1)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 85% for the three months ended September 30, 2017 compared to 81% for the three months ended September 30, 2016. We believe the lower level of revenue as a percentage of product revenue outside the United States in the three months ended September 30, 2017 was due to the introduction of the iTotal PS in the United States, the change in the reimbursement of our iUni and iDuo partial implants in Germany, and continued weakness in our iTotal CR business.

    In April 2015, we entered into a fully paid up, worldwide license agreement with Wright Medical for a single lump-sum payment by Wright Medical to us upon entering into the agreement.  At the same time we also entered into a worldwide license agreement with MicroPort for a single lump-sum payment by MicroPort to us upon entering into the license agreement and the payment to us of a fixed royalty at a high single to low double digit percentage of net sales on patient-specific instruments and associated implant components in the knee.  Royalty revenue related to these agreements remained consistent at $0.2 million for the three months ended September 30, 2017 and 2016.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $11.1 million for the three months ended September 30, 2017 compared to $12.6 million for the three months ended September 30, 2016, a decrease of $1.5 million or 12%. The decrease was due primarily to a decrease in production costs associated with the decrease in product revenue coupled with vertical integration and other cost saving initiatives and a reduction in unused product, partially offset by increases in material purchase prices and increase in personnel costs to support increased manufacturing capabilities. Gross profit was $7.3 million for the three months ended September 30, 2017 compared to $6.0 million for the three months ended September 30, 2016, an increase of $1.3 million or 22%. Gross margin increased 800 basis points to 40% for the three months ended September 30, 2017 from 32% for the three months ended September 30, 2016. This increase in gross margin was driven primarily by savings from vertical integration efforts and other cost saving initiatives, offset by a decrease in the average sales price.

Sales and marketing.    Sales and marketing expense was $8.7 million for the three months ended September 30, 2017 compared to $9.3 million for the three months ended September 30, 2016, a decrease of $0.6 million or 6%. The decrease was due primarily to a $0.6 million decrease in salaries, incentives, and commissions. Sales and marketing expense decreased as a percentage of total revenue to 47% for the three months ended September 30, 2017 from 50% for the three months ended September 30, 2016.

Research and development.    Research and development expense remained consistent at $4.1 million for the three months ended September 30, 2017 compared to $4.1 million for the three months ended September 30, 2016, a change of $0.0 million or 0%. The net change was due primarily to a $0.2 million increase in personnel costs, offset by a $0.2 million decrease in consulting and other expenses. Research and development expense remained consistent as a percentage of total revenue at 22% for both the three months ended September 30, 2017 and September 30, 2016.

General and administrative.    General and administrative expense was $7.4 million for the three months ended September 30, 2017 compared to $5.5 million for the three months ended September 30, 2016, an increase of $1.9 million or 35%. The increase was due primarily to a $0.8 million impairment of long-lived asset, a $0.5 million increase in severance expense, $0.4 million increase in personnel costs, a $0.1 million increase in business insurance and a $0.1 million increase in various other general and administrative expenses. General and administrative expense increased as a percentage of total revenue to 40% for the three months ended September 30, 2017 from 30% for the three months ended September 30, 2016.

     Total other income/(expense), net.    Other income/(expense), net other income was $0.5 million for the three months ended September 30, 2017 compared to $0.2 million for the three months ended September 30, 2016, an increase of $0.3 million, or 230%. The increase was primarily due to an increase of $0.9 million in foreign currency exchange transaction income and $0.1 million in various other income and expenses, offset by $0.7 million increase in interest expense associated with long-term debt.

Income taxes.    Income tax provision was $80,000 and $14,000 for the three months ended September 30, 2017 and 2016, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets. In the three months ended September 30, 2017 the Company's provision included $42,000 deferred tax expense associated with indefinite lived goodwill from the BPM acquisition.

Comparison of the nine months ended September 30, 2017 and 2016

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2017		2016		2017 vs 2016
Nine Months Ended September 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$56,601	99%	$57,486	99%	$(885)	(2)%
Royalty	763	1	740	1	23	3
Total revenue	57,364	100	58,226	100	(862)	(1)
Cost of revenue	37,307	65	39,564	68	(2,257)	(6)
Gross profit	20,057	35	18,662	32	1,395	7

Operating expenses:
Sales and marketing	28,932	50	31,063	53	(2,131)	(7)
Research and development	12,976	23	12,474	21	502	4
General and administrative	22,304	39	17,285	30	5,019	29
Total operating expenses	64,212	112	60,822	104	3,390	6
Loss from operations	(44,155)	(77)	(42,160)	(72)	(1,995)	(5)
Total other income/(expenses), net	2,576	4	339	1	2,237	660
Loss before income taxes	(41,579)	(72)	(41,821)	(72)	242	1
Income tax provision	143	—	27	—	116	430
Net loss	$(41,722)	(73)%	$(41,848)	(72)%	$126	—%

Product revenue.    Product revenue was $56.6 million for the nine months ended September 30, 2017 compared to $57.5 million for the nine months ended September 30, 2016, a decrease of $0.9 million or 2%, due principally to decreased sales of $5.9 million or 13% for our base product lines, which include iTotal CR, iDuo and iUni, offset by an increase in iTotal PS of $5.3 million or 54%.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2017		2016		2017 vs 2016
Nine Months Ended September 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$46,702	83%	$44,659	78%	$2,043	5%
Germany	8,728	15	11,398	20	$(2,670)	(23)
Rest of world	1,171	2	1,429	2	(258)	(18)
Product revenue	$56,601	100%	$57,486	100%	$(885)	(2)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 83% for the nine months ended September 30, 2017 compared to 78% for the nine months ended September 30, 2016. We believe the lower level of revenue as a percentage of product revenue outside the United States in the nine months ended September 30, 2017 was due to the introduction of the iTotal PS in the United States, the change in the reimbursement of our iUni and iDuo partial implants in Germany, continued weakness in our iTotal CR business, partially offset by the increase in exchange rate for Germany.

Royalty revenue was $0.8 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $37.3 million for the nine months ended September 30, 2017 compared to $39.6 million for the nine months ended September 30, 2016, a decrease of $2.3 million or 6%. The decrease was due primarily to a decrease in product costs of $3.4 million due to a reduction in production associated with the decrease in sales volume, coupled with vertical integration and other cost saving initiatives, offset by increases in material purchase prices, increased personnel costs of $1.0 million as a result of vertical integration and $0.1 million in other expenses. Gross profit was $20.1 million for the nine months ended September 30, 2017 compared to $18.7 million for the nine months ended September 30, 2016, an increased of $1.4 million or 7%. Gross margin increased 300 basis points to 35% for the nine months ended September 30, 2017 from 32% for the nine months ended September 30, 2016. This increase in gross margin was driven primarily by savings from vertical integration efforts and other cost saving initiatives, offset by a decrease in the average sales price.

Sales and marketing.    Sales and marketing expense was $28.9 million for the nine months ended September 30, 2017 compared to $31.1 million for the nine months ended September 30, 2016, a decrease of $2.1 million or 7%. The decrease was due primarily to a $2.6 million decrease in salaries, incentives and related costs, and a decrease of $0.4 million in instrumentation expense, offset by a $0.7 million increase in sales commissions and a $0.2 million increase in marketing and other expense. Sales and marketing expense decreased as a percentage of total revenue to 50% for the nine months ended September 30, 2017 from 53% for the nine months ended September 30, 2016.

Research and development.    Research and development expense was $13.0 million for the nine months ended September 30, 2017 compared to $12.5 million for the nine months ended September 30, 2016, an increase of $0.5 million or 4%. The increase was due primarily to a $0.9 million increase in personnel costs, a $0.1 million increase in revenue share expense, and a $0.3 million increase in other expenses, offset by a $0.5 million decrease in prototype parts, a $0.3 million decrease in consulting. Research and development expense increased as a percentage of total revenue to 23% for the nine months ended September 30, 2017 from 21% for the nine months ended September 30, 2016.

General and administrative.    General and administrative expense was $22.3 million for the nine months ended September 30, 2017 compared to $17.3 million for the nine months ended September 30, 2016, an increase of $5.0 million or 29%. The increase was due primarily to a $2.0 million increase in patent litigation expense, a $1.9 million increase in personnel costs, a $0.6 million increase in business insurance, a $0.8 million long-lived asset impairment charge, a $0.7 million increase in severance expense, and $0.4 million increase in supplies and other expenses, partially offset by a $0.8 million decrease in patent support and other general legal costs and a $0.6 million refund received in 2017 of previously paid medical device excise tax. General and administrative expense increased as a percentage of total revenue to 39% for the nine months ended September 30, 2017 from 30% for the nine months ended September 30, 2016.

     Total Other income/(expense), net.    Other income/(expense), net was $2.6 million net other income for the nine months ended September 30, 2017 compared to $0.3 million for the nine months ended September 30, 2016, an increase of $2.2 million, or 660%. The increase was primarily due to an increase of $3.6 million in foreign currency exchange transaction income, offset by $1.3 million increase in interest expense associated with long-term debt and $0.1 million in various other income and expenses.

Income taxes.    Income tax provision was approximately $143,000 for the nine months ended September 30, 2017 and $27,000 for the nine months ended September 30, 2016. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets. In the nine months ended September 30, 2017, the Company's provision included $42,000 deferred tax expense associated with indefinite lived goodwill from the BPM acquisition.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the nine months ended September 30, 2017, we have financed our operations primarily through private placements of preferred stock, our initial public offering, or IPO, bank debt and product revenue beginning in 2007. Our product revenue has continued to grow from year-to-year; however, we have not yet attained profitability and continue to incur operating losses. As of September 30, 2017, we had an accumulated deficit of $425.0 million.

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

On January 6, 2017, we entered into the 2017 Secured Loan Agreement with Oxford. Through the Secured Loan Agreement with Oxford, the Company accessed $15 million of borrowings on January 6, 2017 and a second $15 million of borrowings on June 30, 2017, with an additional $20 million available to borrow, at our option, through June 2018, subject to the satisfaction of certain revenue milestones and customary drawdown conditions. For further information regarding the Secured Loan Agreement, see “Note L-Debt and Notes Payable-2017 Secured Loan Agreement” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we may issue and sell up to $50 million of our common stock, par value $0.00001 per share (the "Shares"). In connection with this offering, we entered into the Distribution Agreement with Canaccord. Pursuant to the Distribution Agreement, Canaccord will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations, and the rules of The NASDAQ Global Select Market to sell the Shares from time to time, as our agent. Sales of the Shares, may be made by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended, including sales made directly on or through The NASDAQ Global Select Market, on any other existing trading market for the Shares, or sales to or through a market maker other than on an exchange, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. We are not obligated to sell any number of Shares under the Distribution Agreement. As of September 30, 2017, we sold 228,946 Shares under the Distribution Agreement resulting in net proceeds of $1.0 million. We intend to use the net proceeds of the offering of the Shares for general corporate purposes, which may include research and development costs, sales and marketing costs, clinical studies, manufacturing development, the acquisition or licensing of other businesses or technologies, repayment and refinancing of debt, including the Company’s secured term loan facility, working capital and capital expenditures.

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

We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, future capital raises through the issuance of equity securities, revenues that we may generate in connection with licensing our intellectual property, and potentially borrowings under our 2017 Secured Loan Agreement. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

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

At September 30, 2017, we had cash and cash equivalents and investments of $54.5 million and $0.5 million in restricted cash allocated to lease deposits.  Based on our current operating plan, we expect that our existing cash and cash equivalents and investments as of September 30, 2017, including borrowings under our 2017 Secured Loan Agreement, and anticipated revenue from operations, including from projected sales of our products, will enable us to fund our operating expenses and capital expenditure requirements and pay our debt service as it becomes due for at least the next 12 months from the date of filing. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products and the gross profit we expect to generate from those revenues, and we could use our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(30,182)	$(36,840)	$6,658	18%
Investing activities	(9,933)	(47,048)	37,115	79
Financing activities	32,691	1,989	30,702	1,544
Effect of exchange rate on cash	(3,286)	(300)	(2,986)	(995)
Total	$(10,710)	$(82,199)	$71,489	87%

Net cash used in operating activities.    Net cash used in operating activities was $30.2 million for the nine months ended September 30, 2017 and $36.8 million for the nine months ended September 30, 2016, a decrease of $6.7 million. These amounts primarily reflect net loss of $41.7 million for the nine months ended September 30, 2017 and $41.8 million for the nine months ended September 30, 2016. The net cash used in operating activities for the nine months ended September 30, 2017 was affected by changes in our operating assets and liabilities, including $0.5 million related to accounts payable and accrued liabilities, $1.3 million related to accounts receivable, $1.3 million related to prepaid expenses, $1.4 million related to inventory, $0.5 million related to other long term liabilities, as well as an increase of $0.7 million in impairment charges, an increase of $0.7 million in stock compensation expense, a $0.2 million decrease in the provision for bad debt on trade receivables, an increase of $0.4 million in depreciation expense, and an increase of $0.3 million in various other non-cash items.

Net cash used in investing activities.    Net cash used in investing activities was $9.9 million for the nine months ended September 30, 2017 and $47.0 million for the nine months ended September 30, 2016, a decrease of $37.1 million. These amounts primarily reflect a decrease to purchase investments of $34.6 million as well as a decrease in costs related to the acquisition of property, plant, and equipment of $2.2 million, and an increase in matured investments of $6.6 million, offset by an increase related to BPM acquisition of $5.8 million and an increase of restricted cash of $0.5 million.

Net cash provided by financing activities.    Net cash provided by financing activities was $32.7 million for the nine months ended September 30, 2017 and $2.0 million for the nine months ended September 30, 2016, an increase of $30.7 million. The increase was primarily due to an increase in proceeds from issuance of debt of $30.0 million, offset by debt issuance costs of $0.4 million, an increase in proceeds from the issuance of commons stock of $1.0 million, a decrease in debt payments of $0.2 million and a decrease in net proceeds from the exercise of common stock options of $0.1 million.

Contractual obligations and commitments

We described our contractual obligations and commitments under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2016. On January 6, 2017, we entered into the 2017 Secured Loan Agreement with Oxford. Through the term loan facility with Oxford, we accessed the initial $15 million of borrowings on January 6, 2017 and $15 million of borrowings on June 30, 2017, with an additional $20 million available, at our option, through June 2018, subject to the satisfaction of certain revenue milestones and customary drawdown conditions.

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

Off-balance sheet arrangements

Through September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In addition, we are exposed to limited market risk related to fluctuation in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2017, we had cash and cash equivalents of $26.5 million consisting of demand deposits and money market accounts on deposit with certain financial institutions. We had $1.8 million as of September 30, 2017 and $1.6 million as of December 31, 2016 held in foreign bank accounts that were not federally insured. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign currency exchange risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results.  Approximately 17% of our product revenue for the nine months ended September 30, 2017 and 22% of our product revenue for the nine months ended September 30, 2016 were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs of revenue related to these sales are primarily denominated in U.S. dollars; however, operating costs, including sales and marketing and general and administrative expense, related to these sales are largely denominated in the same currencies as the sales, thereby partially limiting our transaction risk exposure. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. In 2016, we began transferring excess cash residing in our German bank account to the U.S. As a result, intercompany loans with ConforMIS Europe GmbH, our wholly owned subsidiary, generated as a result of selling our products to customers in Germany, are no longer considered to be of a long-term investment nature, and gains and losses realized on intercompany loan balances, which are generated from the sale of our products to foreign customers, are included in the consolidated statements of operations. For the nine months ended September 30, 2017, we recognized $3.6 million in foreign exchange transaction gain on intercompany loan balances included in foreign currency transaction gain. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.  A 10% increase or decrease in foreign currency exchange rates would have resulted in additional income or expense of $10.2 million for the nine months ended September 30, 2017 and $0.3 million for the nine months ended September 30, 2016.

We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
                Between September 21, 2016 and March 1, 2017, Smith & Nephew filed sixteen petitions with the United States Patent & Trademark Office (“USPTO”) requesting Inter Partes Review (“IPR”) of the nine patents that the Company asserted against Smith & Nephew in the lawsuit. In its petitions, Smith & Nephew alleged that the Company's patents are obvious in light of certain prior art.  As of October 31, 2017, the USPTO decided to institute IPR proceedings with respect to seven of the petitions; decided to deny the requests for IPR with respect to seven of the petitions; and, with respect to the remaining two petitions, decided to institute IPR proceedings for some of the subject patent claims and to deny the requests for the remaining subject patent claims. In total, the USPTO instituted IPR proceedings for some or all of the subject patent claims in six of the patents in the Smith & Nephew lawsuit (five patents that are currently asserted, and one of the patents that was voluntarily dismissed from the lawsuit), and denied the petitions for all subject claims in three of the patents (two patents that are currently asserted and one of the patents that was voluntarily dismissed from the lawsuit).  Smith & Nephew has filed a request for rehearing of three of the petitions that were denied and a request for reexamination of one of the patents for which an IPR was not instituted.
                On January 27, 2017, Smith & Nephew filed a motion seeking a stay of the Smith & Nephew Lawsuit until any requested Inter Partes Reviews are resolved, and the Company filed an opposition to that motion. On April 27, 2017, the Court stayed certain aspects of the proceedings and indicated that it will make a final decision on the motion to stay after the USPTO has decided more of the petitions for Inter Partes Review.  The Company is presently unable to predict the outcome of the motion to stay the proceedings, the requests for rehearing of the IPR petitions, the outcome of the instituted IPRs, or the Smith & Nephew Lawsuit. An adverse outcome of some or all of these potential IPR proceedings or of the Smith & Nephew Lawsuit could have a material adverse effect on the Company's business, financial condition or results of operations.  The Company is presently unable to reasonably estimate a range of potential losses, if any, related to the lawsuit.

ITEM 1A. RISK FACTORS
       We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K. Risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 33 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 or, collectively, the PPACA, changed how some healthcare providers are reimbursed by the Medicare program and some private third-party payors. Upon taking office, President Trump signed an executive order directing federal agencies to avoid enforcement of any provision of the PPACA, commonly referred to as “Obamacare”. An initial version of proposed legislation designed to repeal the PPACA, and replace it with a system of tax credits and dissolve an expansion of the Medicaid program was not adopted by the House of Representatives. However, the House of Representatives recently passed a similar bill called the American Health Care Act of 2017 (the AHCA), and the United States Senate is considering similar legislation. Although the previously proposed legislation has not had sufficient support to pass Congress, there is growing uncertainty regarding the future of the current PPACA framework. Changes to the PPACA, adoption of the AHCA or other legislative and regulatory changes in the health care field could adversely affect our business, including by decreasing the number of patients in the United States with health insurance, reducing the amount of funds currently available to patients as a result of repeal of significant portions of the PPACA, eliminating programs (such as the Comprehensive Care for Joint Replacement program) that are potentially beneficial to us, reducing the amount of funds available for procedures performed in outpatient and ambulatory care facilities, or the adoption of other changes in health care regulation and reimbursement that have been proposed or that may be proposed.
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities

On August 9, 2017, we entered into an Asset Purchase Agreement with BPM under which the Company issued 169,096 shares of our unregistered common stock to BPM having an approximate value of $0.6 million as of the closing date. The issuance of the Stock Consideration was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

As of September 30, 2017, we have used the net proceeds from the offering as follows: $10 million to purchase and install capital equipment to expand our manufacturing capacity, approximately $66.6 million to expand and support our sales and marketing efforts, and approximately $24.8 million to fund research, development and clinical activities and approximately $38.6 million for other general corporate purposes. We have not used any of the net proceeds from our IPO to make payments, directly or indirectly, to any director or officer of ours, to any of their associates, to persons owning 10% or more of our common stock or to any affiliates of ours.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*^†	Asset Purchase Agreement dated August 9, 2017, by and between ConforMIS, Inc. and Broad Peak Manufacturing, LLC
10.2*	Amendment to Employment Agreement dated September 14, 2017, by and between ConforMIS, Inc. and Mark Augusti, its President and Chief Executive Officer
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
^	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and have been filed separately with the SEC.
†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ConforMIS hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC.
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

 Date: November 9, 2017

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer

 Date: November 9, 2017

CONFORMIS, INC.
By:	/s/ Paul Weiner
Paul Weiner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)