Form 10-K
period 2017-12-31
ConforMIS Inc
filed 2018-03-09
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017

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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $94,870,205. As of February 28, 2018 there were 60,861,852 shares of the registrant’s Common Stock, $.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2017. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
These forward-looking statements include, among other things, statements about:

•
our estimates regarding the potential market opportunity and timing of estimated commercialization for our current and future products, including our iUni, iDuo, iTotal CR, iTotal PS and ConforMIS Hip System, which we previously referred to as our iTotal Hip system;

•	our expectations regarding our sales, expenses, gross margin and other results of operations;

•	our strategies for growth and sources of new sales;

•	maintaining and expanding our customer base and our relationships with our independent sales representatives and distributors;

•	our current and future products and plans to promote them;

•	anticipated trends and challenges in our business and in the markets in which we operate;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	the anticipated timing of our product launches;

•	the future availability of raw materials used to manufacture, and finished components for, our products from third-party suppliers, including single source suppliers;

•	product liability claims;

•	patent infringement claims;

•	our ability to retain and hire necessary employees and to staff our operations appropriately;

•	our ability to compete in our industry and with innovations by our competitors;

•	potential reductions in reimbursement levels by third-party payors and cost containment efforts of accountable care organizations;

•	our ability to protect proprietary technology and other intellectual property and potential claims against us for infringement of the intellectual property rights of third parties;

•
potential challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	the anticipated adequacy of our capital resources to meet the needs of our business or our ability to raise any additional capital; and

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
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

ITEM 1. BUSINESS
Overview
We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which we refer to as customized, to fit each patient's unique anatomy. The worldwide market for joint replacement products is approximately $17.5 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We offer a broad line of customized knee implants designed to restore the natural shape of a patient's knee. We have sold a total of more than 50,000 knee implants in the United States and Europe. In clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function and greater patient satisfaction compared to off-the-shelf implants. In March 2016, we initiated the broad commercial launch of the iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market.
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

•	For the patient. We believe that our individualized approach offers better clinical outcomes when compared to off-the-shelf implants based on the following measures:

▪	Better fit. We design our customized knee implants to restore the patient's own native anatomy. As a result, we believe that our implants fit better.

•	Faster recovery. We believe an individual fit requires less bone and soft tissue removal by the surgeon, thereby shortening recovery times.

•
Better function.  We design our customized knee implants to follow the particular shape and contour of the patient's knee. As a result, we believe our implants offer an increased potential for a knee that moves more naturally and is more stable.

▪	Greater patient satisfaction. We believe our implants offer patients greater overall satisfaction with the results of their knee replacement.

•
For the surgeon.  We believe that the combination of the use of our iJigs with our customized knee replacement implants enables a more accurate, reproducible and simplified surgical procedure by reducing the number of required steps and increasing the precision of the placement of the implant. A study of 63 knee replacement surgeries, published in 2017 in the peer-reviewed Journal of Knee Surgery, indicates that 84% of patients achieved perfect neutral coronal mechanical alignment after surgery, and that 100% of patients were within the desired alignment range after surgery. Similarly, a prior retrospective study of 200 knee replacement surgeries published in 2014 in the peer-reviewed Journal of Arthroplasty, or the 2014 JOA Study, indicated that our iTotal CR implant was 1.8 times more likely to be in the desired alignment range after surgery than an off-the-shelf implant. At the time the 2014 JOA Study was conducted, one of the authors of this study was a paid consultant to us.

•	For the hospital. We believe that our customized knee replacement implants and iFit technology platform provide a better economic outcome for hospitals by:

•	improving patient recovery times, reducing blood loss and reducing adverse event rates;

•	reducing the costs associated with managing and sterilizing large numbers of reusable instruments;

•	improving turnaround times with the potential for more procedures to be completed within the same amount of time and for the hospital to generate additional revenue.
As of February 28, 2018, we own or exclusively in-license a total of approximately 420 issued patents and pending patent applications that cover customized implants and patient-specific instrumentation, or PSI, for all major joints and other elements of our iFit technology platform. Our intellectual property portfolio includes 148 issued United States patents, 67 patents issued in countries outside the United States, and 205 patent applications worldwide. See Note J - "Legal Proceedings" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for information regarding our patent litigation.
All of our knee replacement products have been cleared by the U. S. Food and Drug Administration, or FDA, under the premarket notification process of Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and have received certification to CE Mark. We market our products to orthopedic surgeons, hospitals, and other medical facilities, and patients. We use direct sales representatives, independent sales representatives and distributors to market and sell our products in the United States, Germany, the United Kingdom and other markets.

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
Joint replacement market
According to the Orthopaedic Industry Annual Report for the 2016 calendar year, which was published in May 2017 by Orthoworld Inc., or the 2016 Orthoworld Report, worldwide sales of joint replacement products, including replacements for knees, hips, shoulders, elbows, wrists, ankles and digits outside of trauma, exceeded $17.5 billion in 2016 and are expected to grow to approximately $21 billion by the end of 2021. The 2016 Orthoworld Report estimated that worldwide sales of knee replacement products totaled approximately $8.5 billion and the United States represented approximately 49% of total estimated worldwide sales of such products. In 2016, according to the 2016 Orthoworld Report, worldwide sales of hip replacement products totaled approximately $6.9 billion. According to the 2016 Orthoworld Report, 2016 estimated sales of hip replacement products in the United States represented approximately 40% of total estimated worldwide sales of such products. According to the 2013 iData Report, primary total hip replacement implants accounted for approximately 69% by revenue of the 2013 hip replacement market in the United States. The market for joint replacements extends beyond knee and hip replacements. For example, the treatment of osteoarthritis in the extremities, including the shoulder, elbow, wrist and digit, may involve the replacement of the affected joint. According to the 2016 Orthoworld Report, the worldwide extremities joint replacement market was estimated at $1.9 billion in 2016.

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

We believe our iFit technology platform enables a scalable business model that greatly lowers our inventory requirements, reduces the amount of working capital required to support our operations and allows us to launch new products and product improvements more rapidly, as compared to manufacturers of off-the-shelf implants

Key benefits of our customized products
We use our iFit technology platform to develop customized joint replacement systems and single-use surgical instruments. Based on clinical data developed independently by orthopedic surgeons comparing our iTotal CR to off-the-shelf total knee replacement implants, as well as our own research and the common approach we employ in the design and manufacture of all of our products, we believe that our customized knee replacement implants offer significant benefits to patients, surgeons and hospitals that are not afforded by off-the-shelf implants.

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

▪
Greater patient satisfaction.  We believe that, as a result of our customized implants fitting and functioning better, patients have greater overall satisfaction with the results of their knee replacement.

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

▪
Fewer post-operative issues.  We believe our customized knee implants reduce the number of post-operative issues. Our review of a retrospective study of 248 patients who had undergone a total knee replacement, published in the peer-reviewed journal Arthroplasty Today in 2017, or the 2017 AT Study, indicates that patients who received an iTotal CR had significantly lower transfusion rates (p=0.005) and adverse event rates at discharge (p=0.003) and at 90 days post-discharge (p=0.023) than patients who received an off-the-shelf total knee replacement implant. We provided financial support for this study. At the time of this study, one of the authors of this study was a paid consultant to us.

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

▪
Improved implant and instrument management and reduced sterilization costs.  As a result of our just-in-time delivery model, we ship our knee implants and iJigs to the hospital or other medical facility in advance of the procedure, reducing the need to store implants and instruments in the hospital. In addition, we estimate that a total knee replacement procedure using an off-the-shelf implant requires approximately five to 10 double-tiered, instrument trays, which must be cleaned, sterilized and stored between procedures at significant cost to the hospital. A knee replacement procedure using our iTotal CR product requires only one tray of reusable instruments. As a result of our just-in-time delivery approach and the reduction in the requirements for reusable instruments in procedures using our products compared to an off-the-shelf implant, we believe our products meaningfully reduce a hospital's instrument cleaning, sterilizing and storage costs.

•
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

•
Shorter stays.  We believe that our customized total knee replacements may shorten hospital stays. Our summary of the results of the 2017 AT Study indicates that a statistically significantly greater percentage of patients who underwent total knee replacement were discharged in fewer than three days following surgery (p=0.037) in the iTotal CR group (42%) than in the off-the-shelf group (30%). Our summary of a study presented at the ICJR Pan Pacific Orthopaedic Congress in 2016, of 62 patients with either our iTotal CR or an off-the-shelf implant in a “Fast Track” protocol, also indicates that a significantly higher (p≤0.05) proportion of iTotal CR patients (66%) were discharged in less than 1 day when compared to off-the-shelf patients (30%).

•
Economic Savings. We believe that our technology offers the potential of significant economic savings to hospitals and payors. For example, the 2017 AT Study compared adverse events rates and cost of care for total knee arthroplasty (TKA) patients treated with either customized individually made (CIM) implants or standard off-the-shelf (OTS) implants. In that study, the total average real hospital costs between the customized implant and OTS groups were nearly identical (customized implant $16,192 vs OTS $16,240), suggesting that patients with customized implants received improved hospital outcomes at no additional cost to the hospital. However, risk-adjusted per patient total cost of care showed a net savings of $913.87 per patient for the customized implant group for bundle of care, including the preoperative computed tomography scan, TKA hospitalization, and discharge disposition. Follow-up care costs demonstrated a savings of $1,313 per patient.

•
Fewer adverse events.  Many insurers and third-party payors, including Medicare, require the hospital to bear the cost of treating infections and post-operative adverse events if they occur within 90 days following the implant procedure. If reusable instruments are not properly prepared prior to surgery, they are a potential source of costly infections. The lower number of reusable instruments used with our knee implants reduces the possibility of contaminated instruments. Our summary of the results of the 2017 AT Study indicates that use of our iTotal CR statistically significantly reduced blood transfusion rates (p=0.005) and adverse event rates at discharge (p=0.003) as compared to an off-the-shelf knee implant. Our review of this published research, sponsored by us, also indicates that use of our iTotal CR is associated with lower adverse event rates during the 90-day period following surgery (p=0.023). The reduction in adverse events observed during the 90-day period following surgery is meaningful because hospitals may not be reimbursed for additional post-operative follow up care during this period.

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

•
Broaden our product portfolio by launching additional customized orthopedic implants.  While our initial focus has been on the knee implant market, we believe our iFit technology platform is applicable to customized implants for all major joints in the body and multiple implant subcategories within each joint. In 2015, we initiated the limited launch of iTotal PS, our posterior-stabilized total knee replacement implant, to address the largest segment of the knee replacement market, and we initiated the broad commercial launch of iTotal PS in March 2016. In 2017, we received clearance from the FDA for the ConforMIS Hip System, our first customized hip replacement implant, which we plan to launch on a limited basis in the second half of 2018. Additionally, we are currently developing the next generation of our iUni partial knee replacement system, which we expect to launch on a limited basis in the first half of 2019, and we are developing the next generation of our iTotal CR and iTotal PS systems. We expect to launch the next generation of the iTotal CR in the second half of 2019, including the launch of instrumentation that will be used in our next generation iTotal PS system. We also may seek to apply our iFit technology platform to develop additional product opportunities in the knee and hip replacement markets and other orthopedic markets in the longer-term, including shoulder, other extremities, spine and ligament reconstruction.

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

•
Enhance our patent portfolio and continue to exploit our patent position.  As of February 28, 2018, we own or exclusively in-license a total of approximately 420 issued patents and pending patent applications that cover customized implants and PSI for all major joints and other elements of our iFit technology platform. See Note J - "Commitments and Contingencies" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for information regarding our patent litigation.

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

Hip replacement product
ConforMIS Hip System
As with the knee, no two hips are the same. They vary in size and shape. As is the case for knee replacements, off-the-shelf hip replacement implants are offered in a limited number of standard shapes and sizes. Also, off-the-shelf hip implants require a large number of trays of reusable instruments with the same instrument management challenges and costs of cleaning and sterilization associated with off-the-shelf knee implants. In addition, orthopedic surgery using off-the-shelf hip implants is characterized by a difficult surgical technique and can suffer from a lack of reproducibility in component placement. On June 14, 2017, we received FDA 510(k) clearance for our ConforMIS Hip System product, and we expect to launch the system on a limited basis in the second half of 2018. We believe the introduction of the ConforMIS Hip System will provide synergies with our existing line of customized knee implants because most surgeons who perform knee replacements also perform hip replacements. Thus, we believe that the ConforMIS Hip System complements our existing product line, customer base, sales force and distribution channels.

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
In an off-the-shelf procedure, the surgeon must have large numbers of reusable instruments available because the surgeon does not know in advance which bone cuts and other tissue removal will be necessary to prepare the patient to receive the off-the-shelf implant. As a result, a knee replacement procedure performed using our customized implants and iJigs requires only one tray of reusable instruments, which we provide to the hospital, as compared to a knee replacement procedure using an off-the-shelf implant, which requires approximately 5 to 10 double-tiered, reusable instrument trays, which the off-the-shelf manufacturer provides to the hospital. We provide our implants with a full set of iJigs in a single package. Our iJigs arrive sterile and are discarded after use.

Clinical studies
In evaluating the clinical and economic benefits of our customized knee implants, we consider results obtained from studies sponsored by us, conducted by orthopedic surgeons who are paid consultants to us and conducted independently by orthopedic surgeons, including studies that compare our customized knee implants with off-the-shelf knee implants. As of February 28, 2018, there were 17 peer-reviewed journal articles and 45 abstracts either presented or accepted for presentation at conferences reporting on the results of clinical studies of our customized knee implants. Of the published or presented studies known to us that compared our knee replacement product to an off-the-shelf product, most reported either that the performance of our knee replacement product was superior to an off-the-shelf product on the reported measures or that there were no statistically significant differences detected between the performance of our knee replacement product and an off-the-shelf knee replacement product on those measures.

Sales and marketing
We market and sell our products in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong, Malaysia and Monaco. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated results of operations—Revenue" in this Annual Report on Form 10-K for a summary of product revenue by geography. We market our products to orthopedic surgeons, hospitals and other medical facilities, including ambulatory surgery centers, and patients. We expect to expand the size of our sales and marketing capabilities by entering into additional direct sales, independent sales and distributor representative arrangements in key territories.
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
As part of our targeted regional commercial strategy, we identify markets in the United States based on knee replacement procedure volume, surgeon density, prevailing average selling price for a knee replacement, and other factors. We work to significantly increase our sales in these markets by focusing on high-volume, influential surgeons who use our products. We create a tailored direct marketing strategy to increase consumer awareness in these markets.

Research and development
Our internal research and development efforts are focused on continued innovation to develop customized implants for the knee and hip and to assess the application of our iFit technology platform to other major joints.
In our research and development activities, we actively work on:

•	new product development;

•	enhancements of existing products and software;

•	improvements in our iFit technology platform to further advance production efficiency and decrease the production time from receipt of an order to delivery of our product; and

•	advancements of our iFit technology platform that will enable us to provide our customized products to a larger customer base, which we refer to as mass customization.
Our team of 31 full-time research and development employees has extensive experience in biomechanical engineering, manufacturing engineering and software engineering and development. A significant portion of our research and development activities involves the development of proprietary algorithms and computer software that underpins our entire iFit technology platform. For the years ended December 31, 2017, 2016 and 2015, company-sponsored research and development expense was $17.1 million, $16.6 million and $17.0 million, respectively.
When we develop a new product or seek to improve our existing products, our team of biomechanical and software engineers typically collaborates closely with experienced orthopedic surgeons and other independent scientists. After we complete the development of a new product or an improvement to an existing product, we seek regulatory clearance before introducing the product into patients.

Manufacturing
We conduct our manufacturing activities in state-of-the-art design and manufacturing facilities in Wilmington, Massachusetts and Wallingford, Connecticut.
We produce our CAD designs in-house and in India and use them to direct all of our product manufacturing efforts. As part of our manufacturing cost reduction efforts, in 2017, we continued expanding our CAD labor force in India. We manufacture all of our patient-specific instruments, or iJigs, tibial trays used in our total knee implants, and, starting in May 2017, polyethylene tibia tray inserts for our iTotal CR product and, starting in December 2017, our iTotal PS product, at our facility in Wilmington, Massachusetts. In August 2017, we completed the purchase of certain assets and assumed certain liabilities of Broad Peak Manufacturing, LLC or BPM. Prior to the acquisition, BPM provided substantially all of the polishing services for the Company’s femoral implant component. Subsequent to the BPM acquisition, we also began to passivate our femoral implant components in our facilities in Wallingford, Connecticut. We outsource the production of the femoral and other implant components to third-party suppliers. Our suppliers make our customized implant components using the CAD designs we supply.

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
In the future, if and as the volume of our product sales increases, we expect to take the following steps in connection with our manufacturing activities:

•	continue to increase the production of certain components of our products that we manufacture in-house, which we believe we can manufacture at a lower unit cost than vendors we currently use;

•	continue to explore applying our 3D printing technology to select metal components of our products, which we believe can lower our unit costs compared to our current manufacturing methods;

•	develop new versions of our software used in the design of our customized joint replacement implants, which we believe will reduce costs associated with the design process;

•	continue expanding our CAD labor force in India; and

•	obtain more favorable pricing of certain components of our products manufactured for us by third parties.
We also plan to explore other opportunities to reduce our manufacturing costs.

iFit 3D printing
We believe that 3D printing is especially suited for production of our patient-specific instruments. We focus on 3D printing as a key element of our manufacturing because we believe it enables fast, cost-effective, and scalable processes that will deliver high quality implants and patient-specific instruments. As a result, 3D printing plays a key role in our manufacturing operations.
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
Quality assurance
We apply a variety of automated and manual quality controls to our iJigs, implant components and other instruments we supply to ensure that our products meet specified requirements. Members of our quality department also inspect our devices at various stages during the manufacturing cycle to ensure quality to specifications. Our quality department periodically audits our suppliers to ensure compliance to appropriate ISO standards, FDA regulations and to our specifications, policies and procedures for our devices.
We and our suppliers are subject to extensive regulation by the FDA under its Quality System Regulation, or QSR. The QSR requires manufacturers to establish and follow quality systems consistent with the QSR framework to ensure that their products consistently meet applicable requirements and specifications. In accordance with the QSR framework, we have validated and/or verified the processes used in the manufacturing and testing of our devices. Our Wilmington and Wallingford manufacturing facilities are FDA registered, and we believe they are compliant with the FDA's QSR. We have also received certification from the British Standards Institution, or BSI, a Notified Body to the International Standards Organization of our quality system. Certification by a Notified Body is a necessary element of obtaining CE Marking in the EU. We are subject to periodic, announced and unannounced inspections by BSI, the FDA, and other governmental agencies. We continue to monitor our quality system and management efforts in order to maintain our overall level of compliance. See "—Regulatory requirements" below.

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

Patent rights
As of February 28, 2018, we owned or exclusively in-licensed 215 issued patents around the world, including 148 patents issued in the United States and 67 foreign patents.

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

As of February 28, 2018, we owned or exclusively in-licensed 205 patent applications, including 59 patent applications pending in the United States and 146 foreign patent applications.

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
Patent litigation
On February 29, 2016, we filed a lawsuit against Smith & Nephew, Inc., or Smith & Nephew, in the United States District Court for the District of Massachusetts Eastern Division, which we amended on June 13, 2016, or the Smith & Nephew Lawsuit. The Smith & Nephew Lawsuit alleges that Smith & Nephew’s Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe nine of our patents, and it requests, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction.
On May 27, 2016, Smith & Nephew filed its Answer and Counterclaims in response to our lawsuit, which it subsequently amended on July 22, 2016. Smith & Nephew denied that its Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe the patents asserted by us in the lawsuit. It also alleged two affirmative defenses: that the patents that we asserted are invalid and that we are barred from relief under the doctrine of laches. In addition, Smith & Nephew asserted a series of counterclaims, including counterclaims seeking declaratory judgments that Smith & Nephew’s accused products do not infringe our patents and our patents are invalid. Smith & Nephew also alleged that we infringe ten patents owned or exclusively licensed by Smith & Nephew: two patents that Smith & Nephew alleges are infringed by our iUni and iDuo products; three patents that Smith & Nephew alleges are infringed by our iTotal products; and five patents that Smith & Nephew licenses from Kinamed, Inc. of Camarillo, California and that it alleges are infringed by our iUni, iDuo and iTotal products. Due to Smith & Nephew’s licensing arrangement with Kinamed, Kinamed was named as a party to the lawsuit. Smith & Nephew and Kinamed requested, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction. On March 9, 2017, the Court entered a stipulation of dismissal by the parties that dismissed from the lawsuit eight patents asserted by Smith & Nephew, including the patents involving Kinamed, and two patents asserted by us.
Between September 21, 2016 and March 1, 2017, Smith & Nephew filed sixteen petitions with the United States Patent & Trademark Office, or USPTO, requesting Inter Partes Review, or IPR, of the nine patents that we asserted against Smith & Nephew in the lawsuit. In its petitions, Smith & Nephew alleged that our patents are obvious in light of certain prior art.  As of October 31, 2017, the USPTO decided to institute IPR proceedings with respect to seven of the petitions; decided to deny the requests for IPR with respect to seven of the petitions; and, with respect to the remaining two petitions, decided to institute IPR proceedings for some of the subject patent claims and to deny the requests for the remaining subject patent claims. In total, the USPTO instituted IPR proceedings for some or all of the subject patent claims in six of the patents in the Smith & Nephew lawsuit (five patents that are currently asserted, and one of the patents that was voluntarily dismissed from the lawsuit), and denied the petitions for all subject claims in three of the patents (two patents that are currently asserted and one of the patents that was voluntarily dismissed from the lawsuit).  Smith & Nephew filed requests for rehearing in three of the petitions that were either partially or completely denied and filed requests for reexamination of two of the patents for which no IPR was instituted.  The requests for rehearing were denied.
On January 27, 2017, Smith & Nephew filed a motion seeking a stay of the Smith & Nephew Lawsuit until any requested Inter Partes Reviews are resolved, and we filed an opposition to that motion. On April 27, 2017, the Court stayed certain aspects of the proceedings and indicated that it will make a final decision on the motion to stay after the USPTO has decided more of the petitions for Inter Partes Review.  We are presently unable to predict the outcome of the motion to stay the proceedings, the instituted IPRs, the reexaminations, or the Smith & Nephew Lawsuit. An adverse outcome of some or all of the IPR proceedings, the reexamination or the Smith & Nephew Lawsuit could have a material adverse effect on our business, financial condition or results of operations.

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

Trademarks
As of February 28, 2018, we have filed 152 trademark registrations in the United States and in other major markets worldwide, including the following marks: ConforMIS, iFit, iTotal, iDuo, and iUni. We have 18 trademark applications pending in the United States and in other major markets worldwide.
Competition
The joint replacement industry is intensely competitive, subject to rapid change and sensitive to the introduction of new products or other market activities of industry participants. We face competition from many different sources, including major medical device companies.
We compete with several large, well-known companies that dominate the market for orthopedic products, principally Zimmer Biomet Holdings, Inc., or Zimmer Biomet, Stryker Corporation, or Stryker, DePuy Synthes, Inc., or DePuy, a Johnson & Johnson company and Smith & Nephew, Inc., or Smith & Nephew. These competitors have significantly greater financial resources, larger sales forces and networks of distributors, a greater number of established relationships, some of which may be exclusive, with key orthopedic surgeons, hospitals and third-party payors, and greater experience in research and development, manufacturing, obtaining regulatory clearances and marketing approved products than we do. These companies also compete with us in acquiring technologies complementary to, or necessary for, the development of our products and recruiting and retaining qualified scientific, engineering and management personnel.
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

Regulatory requirements
Our medical device products are subject to extensive regulation by government agencies and other authorities in the United States and in other countries and jurisdictions, including the EU. These governmental authorities regulate the introduction of medical devices into their respective geographies within their jurisdiction. The regulations cover the entire life cycle of the product, including the research, development, testing, manufacture, quality control, packaging, storage, labeling, advertising and promotion of the devices. In addition, post-approval monitoring and reporting, as well as import and export of medical devices, are subject to regulatory requirements. The processes for obtaining regulatory approvals or clearances in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

Review, approval and clearance of medical devices in the United States
Medical devices in the United States are strictly regulated by the FDA. Under the Code of Federal Regulation, 21 CFR Parts 800-1299, Food and Drugs, a medical device is defined as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part or accessory, which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.
Unless an exemption applies, a new medical device may not be marketed in the United States unless it has been cleared by the FDA through filing of a 510(k) premarket notification, or 510(k), or cleared by the FDA pursuant to a premarket approval application, or PMA. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA and the novelty of the medical device. Medical devices are classified into one of three classes depending on the level of control necessary to assure the safety and effectiveness of the device. Class I devices have the lowest level or risk associated with them, and are subject to general controls, including labeling, premarket notification and adherence to the QSR. Class II devices are subject to general controls and special controls, including performance standards. Class III devices, which have the highest level of risk associated with them, are subject to most of the aforementioned requirements as well as to premarket approval. Most Class I devices and some Class II devices are exempt from the 510(k) requirement, although manufacturers of these devices are still subject to registration, listing, labeling and QSR requirements.
To date, we have used the 510(k) premarket notification process to obtain regulatory clearance from the FDA for the marketing, sale and distribution of our joint replacement products in the United States. All of our currently marketed products are Class II devices marketed pursuant to 510(k) clearances. On June 14, 2017, we received FDA 510(k) clearance of our ConforMIS Hip System.
To date, none of our submissions to the FDA have entered the premarket approval stages or required the submission of clinical data. However, we have conducted and continue to conduct numerous post-market studies aimed at demonstrating the clinical benefits of our customized knee replacement systems as compared to off-the-shelf systems.

Review and approval of medical devices in the EU
The EU Medical Devices Directive (Council Directive 93/42/EEC, as amended) sets out the basic regulatory framework for medical devices in the European Union. In the EU, our medical devices must comply with the Essential Requirements in Annex I to the EU Medical Devices Directive, which we refer to as the Essential Requirements. Compliance with these requirements is a prerequisite to be able to affix the Certificate of Conformity mark, or CE Mark, to our medical devices, without which they cannot be marketed or sold in the European Economic Area, or EEA. To demonstrate compliance with the Essential Requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a third-party organization designated by competent authorities of an EU country to conduct conformity assessments, which is referred to as a Notified Body. The Notified Body would typically audit and examine products' technical file and the quality system for the manufacture, design and final inspection of the devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements.
To date, we have used the CE Marking process to satisfy the conformity standards required to market and sell our joint replacement products in the EU. The Notified Body that has conducted conformity assessments with respect to our joint replacement products is the BSI.
Even after we receive a CE Certificate of Conformity enabling us to affix the CE Mark on a product and to sell our product in the EEA countries, a Notified Body or a competent authority may require post-marketing studies of our product. Failure to comply with such requirements in a timely manner could result in the withdrawal of our CE

Certificate of Conformity and the recall or withdrawal of our product from the market in the EU, which would prevent us from generating revenue from sales of that product in the EEA. Moreover, each CE Certificate of Conformity is valid for a maximum of five years, but more commonly three years. Our current CE Certificates of Conformity are valid through May 8, 2021 for our iTotal CR product, December 2, 2022 for our iUni product, June 11, 2019 for our iDuo product and March 5, 2020 for our iTotal PS product. At the end of each period of validity we are required to apply to the Notified Body for a renewal of the CE Certificate of Conformity. There may be delays in the renewal of the CE Certificate of Conformity or the Notified Body may require modifications to our products or to the related Technical Files before it agrees to issue the new CE Certificate of Conformity.
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
The European Commission adopted a package of legislative proposals designed to replace the existing regulatory framework for medical devices in the EU. These proposals provide for a revision of the current regulatory framework for medical devices in the EU to strengthen patient safety, transparency and product traceability. The proposals, for instance, include reinforced rules governing clinical evaluation throughout the life of the device, improved traceability of devices in the supply chain, including a phased and risk-based introduction of unique device identification, or UDI, improved market surveillance and vigilance, as well as better co-ordination between national regulators, increased powers for Notified Bodies to undertake unannounced inspections and strengthened supervision of Notified Bodies by member states. These new regulations, adopted April 5, 2017, and expected to be fully implemented within 3 years, may prevent or delay the EU approval or clearance of our products under development or may impact our ability to modify our currently EU approved or cleared products on a timely basis and impose additional costs relating to clinical evaluation, vigilance and product traceability.
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
Third-party reimbursement
In the United States and most other major joint implant markets, many third-party payors, including government health programs, commercial health insurers and managed care organizations, reimburse hospitals and other medical facilities an aggregate amount for all elements of a joint replacement procedure, including operating room time, patient care and the joint replacement product. As a result, our products generally are not reimbursed separately, but instead are subject to the limits imposed by third-party payors on the coverage and reimbursement of procedures that utilize our products.
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
In January 2017, the rate of reimbursement for surgical procedures using our products in Germany was changed. Previously, all procedures in which our products were used were reimbursed under the same reimbursement code, or “Sonderprothesen”, OPS code 5.822.91. Beginning January 1, 2017, the reimbursement for surgical procedures using our iTotal CR and iTotal PS products increased by approximately 3.7%, while the reimbursement for surgical procedures using our iUni products decreased by approximately 36.3%, and the reimbursement for surgical procedures using our iDuo products decreased by approximately 27.0%. We believe that the change in the rate of reimbursement for surgical procedures using our iTotal CR and iTotal PS products has not materially impacted sales in Germany. However, the decrease in the rate of reimbursement for surgical procedures using our iUni and iDuo products has adversely impacted our sales in Germany.
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

•
the federal transparency requirements under the Health Care Reform Law require manufacturers of devices, drugs and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In particular, the General Data Protection Regulation, or GDPR, is a regulation in the European Union, or EU, that, among other things, unifies data protection regulation within the EU and governs the export of certain personal data and health information of citizens of the EU. The regulations will be enforced beginning May 25, 2018, following a two-year transition period.
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
We are exposed to risks associated with international operations, including exchange rate fluctuations, regional and country-specific political and economic conditions, foreign receivables collection concerns, trade protection measures, import or export requirements, tax risks, staffing and labor law concerns, intellectual property protection risks, differing regulatory requirements, government-managed healthcare systems, government-mandated pricing and reimbursement and health technology assessment schemes, government-mandated collection periods, patient privacy laws and regulations, and other data privacy laws and regulations.
Employees
As of February 28, 2018, we had 350 employees, including 348 full-time employees, 68 of whom were engaged in sales and marketing, 31 in research and development, 170 in manufacturing and service, 37 in regulatory, clinical affairs and quality activities and 44 in general administrative and accounting activities. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
Our corporate information
We were incorporated under the laws of the State of Delaware in 2004. Our principal executive offices are located at 600 Technology Park Drive, Billerica, MA 01821, and our telephone number is (781) 345-9001. Our website is http://www.conformis.com.
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
We have incurred significant net operating losses in every year since our inception and expect to incur net operating losses for the next several years. Our net loss was $54 million for the year ended December 31, 2017, $58 million for the year ended December 31, 2016 and $57 million for the year ended December 31, 2015. As of December 31, 2017, we had an accumulated deficit of $437 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing, manufacturing and other expenses as our business continues to grow and we expand our product offerings. Additionally, our general and administrative expense will continue to increase due to the additional operational and reporting costs associated with our expanded operations and being a public company. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. In addition, our growth may slow, for reasons described in these risk factors. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue our operations.
We expect to incur substantial expenditures in the foreseeable future and likely will require additional capital to support business growth. This capital might not be available on terms favorable to us or at all.
We expect to incur substantial expenditures in the foreseeable future in connection with the following:

•	expansion of our sales and marketing efforts;

•	expansion of our manufacturing capacity;

•	funding research, development and clinical activities related to our existing products and product platform, including iFit design software and product support;

•	funding research, development and clinical activities related to new products that we may develop, including new versions of our existing products and other joint replacement products;

•	pursuing and maintaining appropriate regulatory clearances and approvals for our existing products and any new products that we may develop; and

•	preparing, filing and prosecuting patent applications, and maintaining and enforcing our intellectual property rights and position.
In addition, our general and administrative expense may continue to increase due to the additional operational and reporting costs associated with our expanded operations and being a public company.
We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, potential future capital raises through the issuance of equity or other securities, revenue that we may generate in connection with licensing our intellectual property, and potentially borrowings under our 2017 Secured Loan Agreement, described in Note K to the Consolidated Financial Statements included in this Annual Report on Form 10-K. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.
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

     We expect to engage in additional equity or debt financings to secure additional funds within the next two years, and we may need to engage in additional equity or debt financings to secure additional funds after that. We may not be able to obtain additional financing on terms favorable to us, or at all. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders or involve negative covenants that restrict our ability to take specific actions, such as incurring additional debt or making capital expenditures.

Risks related to our business, industry and competitive position
We have derived nearly all of our revenue from sales of a limited portfolio of knee replacement products and may not be able to maintain or increase revenue from these products. A substantial portion of our revenue is derived from a small number of customers.
To date, we have derived nearly all of our revenue from sales of our knee replacement products, and we expect that sales of these products will continue to account for the majority of our revenue for at least the next several years. If we are unable to achieve and maintain significantly greater market acceptance of these products, we may be materially constrained in our ability to fund our operations and the development and commercialization of improvements and other products. Any factors that negatively impact sales or growth in sales of our current products, including the size of the addressable markets for these products, our failure to convince surgeons to adopt our products, competitive factors and other factors described in these risk factors, could adversely affect our business, financial condition and operating results.
In addition, as part of our commercial strategy we work to significantly increase our sales in targeted markets by focusing on high-volume, influential surgeons who use our products. As a result, orders from a relatively small number of surgeons provide a significant portion of our total revenue. The loss of, or significant curtailment of orders by, a limited number of our high-volume doctors, including curtailments due to reduced reimbursement rates, medical policy coverage denials, adoption of our competitors’ products or the timing of orders by these doctors, may adversely affect our results of operations and financial condition.
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
We have expanded our product offerings to include the ConforMIS Hip System, for which we received FDA approval on June 14, 2017. However, we may not be able to successfully commercialize the ConforMIS Hip System on a timely basis, or at all. Any factors that delay the commercial launch of, including the process for obtaining additional regulatory clearance as may be needed for full launch of the ConforMIS Hip System, additional products, or result in sales of additional products increasing at a lower rate than expected, could adversely affect our business, financial condition and operation results. In addition, even if we do launch additional products, there can be no assurance that these additional products will be accepted in the market or commercially successful or profitable.

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
Many of our larger competitors may enjoy several competitive advantages over us, including:

•	greater financial resources, cash flow and other resources for product research and development, sales and marketing and litigation;

•	significantly greater name recognition;

•	established relations with, in some cases over decades, orthopedic surgeons, hospitals and other medical facilities and third-party payors;

•	established products that are more widely accepted by, a greater number of orthopedic surgeons, hospitals and other medical facilities and third-party payors;

•	more complete lines of products for knee or other joint replacements;

•	larger and more well-established distribution networks with significant international presence;

•	products supported by long-term clinical data and long-term product survivorship data;

•	greater experience in obtaining and maintaining FDA and other regulatory approvals or clearances for products and product enhancements; and

•	more expansive portfolios of intellectual property rights and greater funds available to protect their intellectual property.
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
Our business model, based on our iFit Image-to-Implant technology platform and our just-in-time delivery is new to the joint replacement industry. We manufacture our customized replacement implants and iJigs to order and do not maintain significant inventory of finished product. We deliver the customized replacement implants and iJigs to the hospital days in advance of the scheduled arthroplasty procedure. In order to deliver our product on a timely basis, we must execute our processes on a defined schedule with limited room for error. Our competitors generally sell from a pre-produced inventory and can sell products and satisfy demand without being as dependent on business continuity. Even minor delays or interruptions to our design, manufacturing or delivery processes could result in delays in our ability to deliver products to specification, or at all, thereby significantly impacting our reputation and our ability to make commercial sales. In order to become profitable and increase our gross margin, we will need to significantly increase sales of our existing products, expand our manufacturing capabilities, and successfully develop and commercially launch future products at a scale that we have not yet achieved. In order to increase our gross margin we will need, among other things, to:

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
We may not be successful in achieving these objectives, and our gross margin may not increase, or could even decrease. We may not be successful in executing on our business model, in increasing our gross margin or in bringing our sales and production up to a scale that will be profitable, which would have a material adverse effect on our financial condition, results of operations and cash flows.
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
To date, we have collected only limited clinical data regarding our iTotal PS knee replacement product, and no clinical data on our ConforMIS Hip System replacement product, which is currently in development. Our ongoing or future clinical studies may not yield the results that we expect to obtain and may not demonstrate that our products are superior to, or may demonstrate that our products are inferior to, off-the-shelf products with regard to clinical, functional or economic measures or may not be considered sufficient by patients, surgeons, hospitals, or payors. We are aware of three such clinical studies. The first was published in the Journal of Arthroplasty in 2016, conducted by a single surgeon and involving only 21 iTotal CR patients, in which our iTotal CR product performed less well than off-the-shelf knee replacement products. This study compared our iTotal CR product to posterior-stabilized and non-cemented rotating platform CR implants, which we believe makes the comparison of questionable value. The measures on which our iTotal CR product performed less well than the off-the-shelf products were range of motion at six weeks (although our iTotal CR product performed equally well at the patient's two year follow-up), Satisfaction and KSS pain scores at two years post-surgery and manipulation under anesthesia, or MUA, a procedure used post-operatively to adjust a knee replacement implant to improve its function. The second such study was published in Kansas Journal of Medicine in 2016 and investigated MUA rates in 21 patients with the iTotal CR and 57 patients with an off-the-shelf PS implant performed by a single surgeon. The measures on which our iTotal CR product performed less well than the off-the-shelf products were range of motion at six weeks and MUA rates. However, in a multi-center study of our iTotal CR product involving 360 patients for which we provided financial support, the 3.11% rate of MUA for our iTotal CR product was substantially lower than the 28.6% rate of MUA shown in these single surgeon studies. Additionally, the patients who had completed their one year follow-up in the multicenter study reported a 92% satisfaction rate. See "Business-Clinical studies" for additional information on this multi-center study. By comparison, the rate of MUA reported in a separate study of off-the-shelf implants was 4.6%. The third such study was presented as an abstract at the 2017 American Association of Hip and Knee Surgeons meeting, conducted by a single surgeon involving 115 of our iUni implants. Patients in this study experienced a higher than typical revision rate than is typically noted in literature when reviewing comparable implants. However, in both a multi-center study and in a single-center study of our iUni products, for which we provided financial support, involving 120 patients and 25 patients respectively, revision rates are consistent with, or lower than, reported rates for other off-the-shelf unicompartmental implants.
In addition, long-term device survivorship data for our products may show that the survivorship of our customized joint replacement products is shorter than that of off-the-shelf products. Competitors may initiate their own clinical studies which may yield data that is inconsistent with data from our studies or data showing the superiority of their products over our products.
The safety and efficacy of our products is supported by limited short- and long-term clinical data, and our products might therefore prove to be less safe and effective than initially thought.
To date, we have obtained regulatory clearance for our products in the United States without conducting premarket clinical studies, and we do not believe that we will need premarket clinical data in order to obtain regulatory clearance in the United States for additional knee or hip products. Additionally, to date, we have not been required to complete premarket clinical studies in connection with obtaining regulatory approval for the sale of our products outside the United States, and we do not believe that we will need premarket clinical data in order to obtain regulatory clearance in most jurisdictions outside the United States for additional knee products or hip products. However, to date, the regulatory agencies in the EU have required us to perform post-market clinical studies on our cleared products and may continue to do so with respect to our future products. As a result of the absence of premarket clinical studies, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of our products and the benefits they offer that might have been generated in connection with other approval processes. For these reasons, orthopedic surgeons may be slow to adopt our products and third-party payers may decide to restrict medical policy coverage and payment for procedures involving our technology. We may not have comparative data that our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by orthopedic surgeons, reduce our ability to achieve expected sales and could prevent us from achieving or sustaining profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance or approval, loss of our ability to CE Mark our products, significant legal liability or harm to our business reputation.
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
We believe that offering a broad line of joint replacement products is important to convincing surgeons to use our products generally. If market acceptance of either our iTotal PS or our ConforMIS Hip System is less than we expect, the growth in sales of our existing products may slow and our financial results would be adversely affected. The success of our product development efforts will depend on many factors, including our ability to:

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
Even in the event that we are able to successfully develop new products and technologies, they may not produce revenue in excess of the costs of development and may be quickly rendered obsolete as a result of changing customer preferences, changing demographics, slowing industry growth rates, declines in the knee or other orthopedic replacement implant markets, evolving surgical philosophies, evolving industry standards or the introduction by our competitors of products embodying new technologies or features. New materials, product designs and surgical techniques that we develop may not be accepted quickly, in some or all markets, because of, among other factors, entrenched patterns of clinical practice, the need for regulatory clearance and uncertainty with respect to third-party medical policy coverage and reimbursement of procedures that utilize our products.

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
In the United States, surgeons and hospitals and other medical facilities who purchase medical devices such as our products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the costs and fees associated with the joint replacement surgery and the products utilized in the procedure, including the cost of our products. Our customers' access to adequate coverage and reimbursement for the procedures performed using our products by government and third-party payors is central to the acceptance of our current and future products. Payors may view new products or products that have only recently been launched or with limited clinical data available, including the iUni, iDuo, iTotal CR, iTotal PS and ConforMIS Hip System, as investigational, unproven or experimental, or not medically necessary, and on that basis may deny coverage of procedures involving use of our products. For example, we are aware of certain private insurers that at this time consider the use of custom implants or patient-specific instrumentation for knee replacement surgery as investigational, unproven or experimental or not medically necessary. In addition, the American Academy of Orthopedic Surgeons currently has published clinical guidelines that do not support the widespread use of patient-specific instrumentation in total knee arthroplasty generally, at least until additional data regarding any purported advantages can be considered. We may be unable to sell our products on a profitable basis if government and third-party payors deny coverage for such procedures or set reimbursement rates at unfavorable levels for procedures involving use of our products.
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
An initial step in the process for a patient to receive one of our joint replacement products involves a CT scan of the patient's affected joint and one or two CT images of other biomechanically relevant joints. The cost of the CT scan is not always reimbursed by third-party payors, and some third-party payors may have policies against reimbursement of such scans when they have not been deemed medically necessary. In addition, the costs of alternative imaging techniques that we could substitute for a CT scan in our iFit process, such as magnetic resonance imaging, or MRI, generally, are higher than the cost of a CT scan and also not always reimbursed by third-party payors when related to joint replacement procedures. If third-party payors do not reimburse the costs of the CT scan or any alternative imaging technique, we could find that we have to pay these costs ourselves, or reduce the prices of our products that we charge hospitals and other medical facilities that bear these costs, in order to maintain market acceptance of our products. In such events, our costs of sales could increase and our revenue could decrease, in each case adversely affecting our financials, including, among other things, our gross margin.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 or, collectively, the PPACA, has changed how some healthcare providers are reimbursed by the Medicare program and some private third-party payors. As physicians consolidate into Accountable Care Organizations, or ACOs, these physicians, through the ACOs, are taking on the financial risk for providing care to all patients in their ACO. Medicare and some private third-party payors calculate a set payment per beneficiary or member of the ACO based on the specific ACOs’ historical aggregate payments for care provided to the respective beneficiaries, or in the instance of the Comprehensive Care for Joint Replacement initiative a regional per procedure payment, known as a “bundle”, would be calculated. ACOs use these payments to provide care for their patients. When the cost of providing care is less than payments received, the ACO shares the savings with Medicare and the private third-party payors. ACOs are therefore incentivized to control and reduce the cost of patient care. Attempts to control and reduce the cost of care within an ACO could result in fewer referrals for elective surgery, or require the use of the least expensive implant available, either or both of which could cause our revenue to decline.

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
We rely on our direct sales force to market and sell our products in targeted geographic regions in the United States and Germany. We do not have any long-term employment contracts with the members of our direct sales force. The members of our direct sales force are highly trained and possess substantial technical expertise, and the loss of these personnel to competitors or otherwise could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in replacement direct sales force personnel, our revenue and results of operations could be materially harmed.
If our relationships with independent sales representatives and distributors are not successful, our ability to market and sell our products would be harmed.
We depend on relationships with independent sales representatives and distributors of orthopedic implants and instrumentation for the marketing and sales of our products in geographic regions that are not targeted by our direct sales force, including parts of the United States, the United Kingdom, Switzerland, Hong Kong and Singapore. Revenue generated from the sales of our products by independent sales representatives represented approximately 78% of our total revenue from sales of our products in the United States for the year ended December 31, 2017, approximately 71% of our total revenue from sales of our products in the United States for the year ended December 31, 2016 and approximately 61% of our total revenue from sales of our products in the United States for the year ended December 31, 2015. We did not generate any revenue from sales of our products by independent sales representatives outside the United States in the years ended December 31, 2017, 2016 and 2015. Revenue generated from the sales of our products to distributors represented approximately 14%, 5% and 4% of our total revenue from sales of our products outside the United States for the years ended December 31, 2017, 2016, and 2015. We did not generate any revenue from sales of our products to distributors in the United States in the years ended December 31, 2017, 2016 and 2015. We have entered into agreements with these independent sales representatives and distributors; we have a limited ability, however, to influence the efforts of these independent sales representatives and distributors. Relying on independent sales representatives and distributors for our sales and marketing could harm our business for various reasons, including:

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

Global economic conditions may adversely affect our results of operations.
Our results of operations could be substantially affected by global economic conditions and local operating and economic conditions, which can vary substantially by market. Declines in employment rates or consumer confidence both in the United States and abroad could result in reduced numbers of insured patients and the deferral of some elective joint replacement procedures. Similarly, uncertainty about the stability of global financial markets could adversely affect our operations. Challenges and pressures in the global economy could ultimately impact joint replacement procedure volumes, average selling prices and reimbursement rates from third-party payors, any of which could adversely affect our results of operations.
Unfavorable economic conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility or result in charges which are unusual or non-recurring. Certain macroeconomic events could have a wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. These economic developments could affect us in numerous ways, many of which we cannot predict. Among the potential effects could be:

•	an increase in our variable interest rates;

•	an inability to access credit markets should we require external financing;

•	a reduction in the purchasing power of our European Union customers due to a deterioration of the value of the euro;

•	inventory issues due to financial difficulties experienced by our suppliers and customers, including distributors; and

•	delays in collection.
In addition, it is possible that deteriorating economic conditions, and resulting U.S. federal budgetary concerns, could prompt the U.S. federal government to make significant changes in the Medicare program, which could adversely affect our results of operations. We are unable to predict the likely duration and severity of any disruption in financial markets and adverse economic conditions, or the effects these disruptions and conditions would have on us.
The exit of the United Kingdom from membership in the European Union could adversely affect our financial results and our operations in the United Kingdom and the European Union.
The passage of the Referendum of the United Kingdom’s, or the U.K., Membership of the European Union (E.U.), or Brexit, providing for the exit of the United Kingdom from the European Union, could adversely affect our sales in the U.K., as well as our existing and future customers and employees in E.U.  Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.  The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers and employees. Furthermore, we translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. Volatility in stock or currency markets, as well as the strengthening of the U.S. dollar relative to other currencies each could adversely affect our financial results.
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
In January 2017, we entered into a senior secured $50 million loan and security agreement (the "2017 Secured Loan Agreement") with Oxford Finance, LLC ("Oxford"), consisting of three term loans issued by Oxford, (the "Oxford Term Loans"), with $15 million issued for each of the first two term loans and $20 million issued for the third term loan, in each case, subject to the satisfaction of certain revenue milestones and customary drawdown conditions. Through the Secured Loan Agreement with Oxford, the Company accessed $15 million of borrowings on January 6, 2017 and a second $15 million of borrowings on June 30, 2017, with an additional $20 million potentially available to borrow through June 2018, at our option, but subject to the satisfaction of certain revenue milestones and customary drawdown conditions, which we do not expect will be satisfied by the end of June 2018. For further information regarding this facility, see “Note K—Debt and Notes Payable—2017 Secured Loan Agreement” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against assets securing the credit facilities, including the Company’s cash.  These events of default include, among other things, the Company’s failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, the Company’s failure to meet defined measures of financial performance, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000, one or more judgments against us in an amount greater than $500,000, a material adverse change with respect to any governmental approval and any delisting event. As of December 31, 2017, we were not in breach of covenants under the credit facility.
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
We manufacture our products at our facilities in Wilmington, Massachusetts, and Wallingford, Connecticut. Certain manufacturing processes in our facilities may require process and/or equipment validation and are subject to FDA inspections, as well as inspections and audits by international regulatory agencies, including Notified Bodies for the European Union. We have completed all appropriate process and/or equipment validations of our manufacturing processes for implant components and instrumentation manufactured at our Wilmington and Wallingford facilities. However, delays in validation of revised or new manufacturing processes or FDA clearance of new manufacturing processes could impact our ability to grow our business in the future.
Our current and planned future products are complex and require the integration of a number of separate components and processes. To become profitable, we must manufacture our products in increased quantities in compliance with regulatory requirements and at an acceptable cost. Increasing our capacity to manufacture our products on this scale may require us to introduce new manufacturing processes, including direct metal laser sintering, or DMLS, 3D printing of metal implant components and vertical integration of the manufacturing process by performing machining, polishing and other finishing services in-house, and to improve internal efficiencies. To date, we have not used 3D printing technology to manufacture commercially the metal implants that are used in our joint replacement systems. We have no commercial manufacturing experience with respect to the ConforMIS Hip System and any future products that we may develop.
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
We purchase raw materials, including polymer powders, tibial tray blanks, and polyethylene blocks that currently are used, and metal powders we intend to use, in our 3D printing and manufacturing processes from a limited number of third-party suppliers. Possible shortages of, or our inability to obtain, the necessary raw materials that we currently use and intend to use in the future, including in our 3D printing manufacturing processes, could limit our ability to operate and grow our business. Because we rely on these few suppliers and generally maintain a forward inventory of these materials sufficient only for approximately three months of supply, there are a number of risks in our business, including:

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
We currently depend on sole source suppliers for certain raw materials. These sole source suppliers may be unwilling or unable to supply us reliably, continuously and at the levels we anticipate or are required by the market. We may incur added costs or delays in identifying and qualifying replacement suppliers. In addition, because these suppliers supply large portions of the markets for these materials, there is competition for such supply. As a result of such competition, the prices for these supplies may increase and their availability to us may decrease.
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
Similarly, we rely on other third-party suppliers to manufacture certain implant components, packaging materials, and instrumentation used in our joint replacement products that we do not currently manufacture ourselves. Currently, our in-house manufacturing includes our iJigs, the tibial trays used in our total knee implants, polyethylene tibia tray inserts for our iTotal CR and iTotal PS and polishing of our femoral components. We outsource the manufacture of the remainder of the tibial components and femoral and other implant components to third-party suppliers. While we plan to establish additional internal manufacturing capabilities for our implant components, we also expect that we will continue to rely on third-party suppliers to manufacture and supply certain of our implant components. For us to be successful, these manufacturers must be able to provide us with these components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and, in particular, on a timely basis. Our anticipated growth could strain the ability of our suppliers to manufacture and deliver an increasingly large supply of implants and components. Manufacturers often experience difficulties in scaling up production, including problems with quality control and assurance.
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
Moreover, our suppliers are dependent on commercial freight carriers to deliver implant components to our facilities, and we are dependent on commercial freight carriers to deliver our finished products to hospitals and surgeons. If the operations of these carriers are disrupted for any reason, we may be unable to deliver our products to our customers on a timely basis. If we cannot deliver our products in an efficient and timely manner, our customers may reduce their orders from us and our revenue and operating profits could materially decline. In a rising fuel cost environment, our and our suppliers' freight costs will increase. If freight costs materially increase and we are unable to pass that increase along to our customers for any reason or otherwise offset such increases in our cost of revenue, our gross margin and financial results could be adversely affected.
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

In addition, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. The costs to eliminate or alleviate security problems or viruses could be significant, and the efforts to address these problems could result in interruptions that may have a material adverse impact on our operations, net revenue and operating results.
A cyber security incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.
We collect and store sensitive information, including intellectual property and personally identifiable information, on our networks. The secure maintenance of this information is critical to our business operations. We have implemented multiple layers of security measures to protect this confidential data through technology, processes, and our people; we utilize current security technologies; and our defenses are monitored and routinely reviewed by internal and external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information systems create risk of cyber security incidents. There can be no assurance that we will not be subject to cyber security incidents that bypass our security measures, result in loss of personal health information or other data subject to privacy laws or disrupt our information systems or business. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our information systems from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cyber security vulnerabilities. The occurrence of any of these events could result in interruptions, delays, the loss, access, misappropriation, disclosure or corruption of data, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.
Risks related to our international operations
We are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition.
We sell our products internationally in Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong, Malaysia and Monaco. We expect that our international activities will increase over the foreseeable future as we continue to pursue opportunities in additional international markets. During each of the years ended December 31, 2017, 2016 and 2015 approximately 16%, 21% and 25% of our revenue was attributable to our international customers, respectively, and as of December 31, 2017, approximately 4% of our employees were located outside the United States. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S., Canadian, EU and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Therefore, we are subject to risks associated with having international operations. These international operations will require significant management attention and financial resources.
International operations are subject to inherent risks, and our future results could be adversely affected by a number of factors, including:

•	requirements or preferences for domestic products or solutions, which could reduce demand for our products;

•	differing existing or future regulatory and certification requirements;

•	technology assessment requirements that we are not able to satisfactorily meet with our current published clinical and health economic outcomes studies;

•	extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act;

•	effects of foreign anti-corruption laws, such as the U.K. Bribery Act of 2010, or the Bribery Act;

•	changes in foreign medical reimbursement policies and programs;

•	management communication and integration problems related to entering new markets with different languages, cultures and political systems;

•	complex data privacy requirements and labor relations laws;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties in enforcing contracts;

•	difficulties and costs of staffing and managing foreign operations;

•	labor force instability;

•	the uncertainty of protection for intellectual property rights in some countries;

•	potentially adverse regulatory requirements regarding our ability to repatriate profits to the United States;

•	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products in certain foreign markets; and

•	political and economic instability and terrorism.
Our international operations expose us to risks of fluctuations in foreign currency exchange rates.
Our international operations expose us to risks of fluctuations in foreign currency exchange rates. To date, a significant portion of our international sales have been denominated in euros. We do not currently hedge any of our foreign currency exposure. As a result, a decline in the value of the euro against the U.S. dollar could have a material adverse effect on the gross margin and profitability of our international operations. In addition, sales to countries that do not utilize the euro could decline as the cost of our products to our customers in those countries increases or as the local currencies decrease. In addition, because our financial statements are denominated in U.S. dollars, a decline in the euro would negatively impact our overall revenue as reflected in our financial statements. To date, we have not used risk management techniques to hedge the risks associated with these fluctuations. Even if we were to implement hedging strategies, not every exposure can be hedged and, where hedges are put in place based on expected foreign currency exchange exposure, they are based on forecasts that may vary or that may later prove to have been inaccurate. As a result, fluctuations in foreign currency exchange rates or our failure to successfully hedge against these fluctuations could have a material adverse effect on our operating results and financial condition.
Risks related to managing our future growth
We expect to grow our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing and sales, some of whom we will require to have specific technical skills that are in high demand. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may have difficulties effectively managing the expansion of our operations or recruiting and training additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional products. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy. In addition, we may consider further expanding our operations through potential acquisitions. Potential and completed acquisitions and strategic investments involve numerous risks, including diversion of management's attention from our core business, problems assimilating the purchased technologies or business operations and unanticipated costs and liabilities. Our future financial performance and our ability to commercialize products and compete effectively will depend, in part, on our ability to effectively manage any future growth, including growth through acquisitions.
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
If we lose one or more of our executive officers and are unable to recruit qualified talent in those positions, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous medical device companies for similar personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize product candidates will be limited.
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
We hold, or have in-licensed rights with respect to, patents and patent applications and have applied for additional patent protection relating to certain existing and potential products and processes. While we generally apply for patents in those countries where we intend to make, have made, use or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country or fail to properly pursue an application through to the issuance of a patent, we may be precluded from doing so at a later date. Furthermore, our patent applications may not issue as patents. The rights granted to us under our patents, including prospective rights sought in our pending patent applications, may not be meaningful or provide us with any commercial advantage and they could be opposed, contested or circumvented by our competitors or could be declared invalid or unenforceable in judicial or in a wide variety of administrative proceedings including opposition, interference, re-examination, post-grant review, inter parties review, nullification and derivation proceedings. In such proceedings, third parties can raise objections against the initial grant of the patent. In the course of some such proceedings, which may continue for a protracted period of time, we may be compelled to limit the scope of the challenged claims, or may lose them altogether. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. The process of applying for patent protection itself is time consuming and expensive. The failure of our patents to protect our products and technologies adequately might make it easier for our competitors to offer the same or similar products or technologies. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable to ours without infringing on our intellectual property rights.

We may be involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time consuming and unsuccessful.
If a competitor infringes or otherwise violates one of our patents, the patents of our licensors, or our other intellectual property rights, enforcing those patents, trademarks and other rights may be difficult, time consuming or unsuccessful. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, in whole or part, or may refuse to stop the other party in such infringement proceeding from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent. Even if successful, litigation to defend our patents and trademarks against challenges or to enforce our intellectual property rights could be expensive and time consuming and could divert management's attention from managing our business. Moreover, we may not have sufficient resources to defend our patents or trademarks against challenges or to enforce our intellectual property rights.
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
In addition to the protection afforded by patents, we rely on confidential proprietary information, including trade secrets, and know-how to develop and maintain our competitive position, especially with respect to our proprietary software used in the iFit design and manufacturing aspects of our technology platform. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We seek to protect our confidential proprietary information, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information, however, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could be required to pay monetary damages or could lose license rights that are important to our business.
We have entered into license agreements with third parties providing us with rights under various third-party patents and patent applications, including the rights to prosecute patent applications and to enforce patents. Certain of these license agreements impose and, for a variety of purposes, we may enter into additional licensing and funding arrangements with third parties that also may impose, diligence, development or commercialization timelines and milestone payment, royalty, insurance and other obligations on us. Under certain of our existing licensing agreements, we are obligated to pay royalties on net product sales of our products, pay a percentage of sublicensing revenue, make other specified payments relating to our products or pay license maintenance and other fees. We also have diligence and development obligations under certain of these agreements that we are required to satisfy. If we fail to comply with our obligations under any of our license agreements, our counterparties may have the right to seek relief or to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by the licenses provided for under these agreements or we may face claims for monetary damages or other penalties under these agreements. Such an occurrence could diminish the value of these products and our company. Termination of the licenses provided for under these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.
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
We have had product liability claims relating to our products asserted against us in the past, and some product liability claims currently are outstanding. No claim to date either individually, or in the aggregate, has resulted in a material negative impact on our business. In light of the nature of our business, it is likely we will continue to be subject to product liability claims in the future, some of which could have a negative impact on our business.
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

•
withdrawal of the CE Certificates of Conformity, which authorize us to apply the CE Mark to our products and are necessary to sell our products within the European Economic Area, or EEA, or delay in obtaining these certificates; and

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
Even after we receive a CE Certificate of Conformity enabling us to affix the CE Mark to a product and to sell our product in the EEA, a Notified Body or a competent authority may require post-marketing studies of our product. Failure to comply with such requirements in a timely manner could result in the withdrawal of our CE Certificate of Conformity and the recall or withdrawal of our product from the market in the European Union, which would prevent us from generating revenue from sales of that product in the EEA. Moreover, each CE Certificate of Conformity is valid for a maximum of five years, but more commonly three years. Our current CE Certificates of Conformity are valid through May 8, 2021 for our iTotal CR product, December 2, 2022 for our iUni product, June 11, 2019 for our iDuo product and March 5, 2020 for our iTotal PS product. At the end of each period of validity we are required to apply to the Notified Body for a renewal of the CE Certificate of Conformity. There may be delays in the renewal of the CE Certificate of Conformity or the Notified Body may require modifications to our products or to the related technical files before it agrees to issue the new CE Certificate of Conformity. Additionally, the planned exit of the United Kingdom from membership of the European Union, or Brexit, could affect the requirements for selling medical devices in the United Kingdom, which would adversely affect our business if we are unable to meet such requirements at all or in a timely manner.
Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.
The FDA or the EU may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or may impact our ability to modify our currently approved or cleared products on a timely basis. For example, as part of the Food and Drug Administration Safety and Innovation Act of 2012, or the FDASIA, the U.S. Congress enacted several reforms entitled the Medical Device Regulatory Improvements and additional miscellaneous provisions which will further affect medical device regulation both pre- and post-approval. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Similarly, the EU has adopted newly revised regulations that may impact and reclassify any of our Class II products as Class III in the EU. In either such event, the process for attaining regulatory approval of our products would be more difficult and costly and would take additional time compared to the regulatory clearance processes that have been applicable to our products to date.
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
Any future products that we develop will require FDA clearance of a 510(k) or FDA approval of a PMA. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.
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
The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, or DOJ, and state Attorneys General, closely regulate the manufacturing, marketing and promotion of medical devices. Violations of the FDCA and other statutes, including the False Claims Act, may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws. In addition, later discovery of previously unknown safety issues or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in:

•	litigation involving patients who underwent procedures using our products;

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	repair, replacement, refunds, recalls or detention of our products;

•	fines, restitution or disgorgement of profits or revenue;

•	suspension or withdrawal of regulatory clearance or approval;

•	damage to relationships with any potential collaborators;

•	operating restrictions or partial suspension or total shutdown of production;

•	unfavorable press coverage and damage to our reputation;

•	refusal to permit the import or export of our products;

•	product seizure;

•	consent decrees; or

•	injunctions or the imposition of civil or criminal penalties.

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
The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. We cannot provide assurances regarding the outcome of any such audits.
The British Standards Institute, or BSI, an independent global notified body, conducts periodic assessments of our quality management system in order to confirm that our quality management system complies with the requirements of ISO13485 in all material respects and periodic full recertification audits of our quality management system in order to confirm that we comply with the requirements of the Medical Devices Directive 93/42/EEC.
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
We have conducted voluntary product recalls and in the future, our products may be subject to additional product recalls either voluntarily or at the direction of the FDA or another governmental authority that could have a significant adverse impact on us.
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
In particular, our voluntary recall announced in August 2015 adversely affected our business and may continue to adversely affect our business in a number of ways, including through the financial impact from lost sales of the recalled products, reduction of our production capacity over the period of our investigation and resolution of the root cause of the recall, commercial disruption, damage to our reputation with orthopedic surgeons, consumers, healthcare providers, distributors and other business partners, and the filing of a putative class action complaint against us and certain of our officers alleging violations of securities laws.
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
In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. The FDA has recently adopted new guidance related to issues associated with product development, such as sterilization and packaging of products, which may adversely affect regulatory clearances that we are currently seeking or the timing of those regulatory clearances, and may adversely affect regulatory clearances or approvals that we seek in the future. Any new regulations or guidance or revisions or reinterpretations of existing regulations or guidance may impose additional costs or lengthen review times of our products or affect our ability to obtain clearance or approval of our new products. Delays in receipt of, or failure to receive, regulatory clearances or approvals for our new products would have a material adverse effect on our business, results of operations and financial condition.
If Congress repeals, replaces or changes the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 or, collectively, the PPACA or Affordable Care Act, the Affordable Care Act or otherwise implements certain health care reforms that have been proposed, we could be subject to a regulatory and reimbursement scheme that has a material impact on our business. The Affordable Care Act changed how some healthcare providers are reimbursed by the Medicare program and some private third-party payors. Upon taking office, President Trump signed an executive order directing federal agencies to avoid enforcement of any provision of the PPACA. An initial version of proposed legislation designed to repeal the PPACA, and replace it with a system of tax credits and dissolve an expansion of the Medicaid program was not adopted by Congress. Recent spending bills passed by Congress have made some changes to the PPACA. Although the previously proposed legislation intended to repeal or significantly restructure the PPACA has not had sufficient support to pass Congress, there is a continued focus on and uncertainty regarding the future of the current PPACA framework. Changes to the PPACA, adoption of the American Health Care Act or other legislative and regulatory changes in the health care field could adversely affect our business, including by decreasing the number of patients in the United States with health insurance, reducing the amount of funds currently available to patients as a result of repeal of significant portions of the PPACA, eliminating and/or reducing programs (such as the Comprehensive Care for Joint Replacement program) that are potentially beneficial to us, reducing the amount of funds available for procedures performed in outpatient and ambulatory care facilities, or the adoption of other changes in health care regulation and reimbursement that have been proposed or that may be proposed.
The recent presidential and congressional elections may lead to amendments or repeals of all or portions of existing health care reform legislation, including the Patient Protection and Affordable Care Act. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. Changes in existing health care reform measures may result in uncertainty with respect to legislation, regulation and government policy that could significantly impact our business and the medical device industry.
Risks related to other legal and compliance matters
We have been subject to securities class action litigation and may be subject to similar or other litigation in the future, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.
We have been subject to securities class actions in the past, and there may be additional suits or proceedings brought in the future related to our voluntary recall of specific serial numbers of patient-specific instrumentation for our iUni, iDuo, iTotal CR and iTotal PS knee replacement product systems. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities, and we cannot predict how long it may take to resolve such matters. In addition, we may incur substantial legal fees and costs in connection with litigation. Although we have insurance, coverage could be denied or prove to be insufficient. The substantial costs and diversion of management's attention in any such litigation could harm our business and a decision adverse to our interests in any such lawsuit could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition.

Our financial performance may be adversely affected by medical device tax provisions in the healthcare reform laws.
The PPACA imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States as of 2013, although this tax has been suspended through 2019. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $20 billion over the next decade. The Internal Revenue Service issued final regulations implementing the tax in December of 2012 that require, among other things, bi-monthly payments if the tax liability exceeds $2,500 for the quarter and quarterly reporting. We are subject to this excise tax and during the years ending December 31, 2015, December 31, 2014 and December 31, 2013, we incurred $0.8 million, $0.7 million and $0.4 million, respectively, in tax expense associated with the medical device tax in the United States, which is included in general and administrative expense. The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, includes a two year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191. Thus, the medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. On January 22, 2018, legislation was passed that suspends the medical device excise tax for sales in 2018 and 2019. The tax is not scheduled to take effect again until sales on or after January 1, 2020. It is unclear at this time if the suspension will be further extended, and we are currently subject to the tax after December 31, 2019. Additionally, Congress could terminate the moratorium or further change the law related to the medical device tax, in a manner that could adversely affect us.
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

•	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians and teaching hospitals; and

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
There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, HIPAA privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we or any of our service providers are found to be in violation of the promulgated patient privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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
Our stock price is likely to be volatile. The stock market in general and the market for medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your original purchase price. The market price for our common stock may be influenced by many factors, including:

•	a slowdown in the medical device industry or the general economy;

•	actual or anticipated quarterly or annual variations in our results of operations or those of our competitors;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	fluctuations in the values of companies perceived by investors to be comparable to us;

•	announcements by us or our competitors of new products or services, significant contracts, commercial relationships, capital commitments or acquisitions;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	the entry into or modification or termination of agreements with our distributors;

•	developments with respect to intellectual property rights;

•	sales, or the anticipation of sales, of our common stock by us, our insiders or our other stockholders, including upon the expiration of contractual lock-up agreements;

•	issuance of additional shares of our common stock related to raising capital for the Company;

•	actual or perceived need of the Company to raise additional capital and the actual or perceived inability to raise such capital on favorable terms;

•	actual or perceive inability of the Company to satisfy the financial and other requirements of our 2017 Secured Loan Agreement;

•	our ability to develop, obtain regulatory approval for and market new and enhanced products on a timely basis;

•	changes in coverage and reimbursement policies by insurance companies and other third-party payors;

•	our commencement of, or involvement in, litigation;

•	additions or departures of key management or technical personnel; and

•	changes in laws or governmental regulations applicable to us.
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
Some persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock, and sales of a substantial number of shares of our common stock in the public market could occur at any time. These and other substantial sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

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
Our executive officers, directors and principal stockholders and their affiliates beneficially own in the aggregate, shares representing approximately 50.38% of our capital stock as of December 31, 2017. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
As of December 31, 2017, we had federal net operating loss, or NOL, carryforwards of $374 million and state NOL carryforwards of $199 million available to reduce future taxable income. These federal and state NOL carryforwards will begin to expire in 2018, if not utilized. Utilization of these NOL and tax credit carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicate that we experienced ownership changes, as defined by Section 382 of the Code. We have not identified NOLs that, as a result of these limitations, will expire unused. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to further limitations, which could result in increased future tax liability to us. All or a portion of the carryforwards could expire before being available to reduce future income tax liabilities.
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
We are an "emerging growth company," or EGC, as defined in the JOBS Act, and may remain an EGC until the earlier of: (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) December 31, 2020; (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the first day of the year following the first year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30. For so long as we remain an EGC, we have and plan to continue to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Our common stock began trading on the NASDAQ Global Select Market on July 1, 2015. As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. These requirements may result in significant legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
Pursuant to SOX Section 404 we are required to furnish a report by our management on our internal control over financial reporting in our Annual Reports on Form 10-K with the SEC after we become a public company, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To comply with SOX Section 404, we document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have and will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we may identify one or more material weaknesses, which could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Our principal facilities consist of office space and manufacturing facilities in Billerica and Wilmington Massachusetts and Wallingford Connecticut. We occupy approximately 45,000 square feet of office space in Billerica, Massachusetts under a lease that expires in October 2025. We occupy approximately 59,000 square feet of manufacturing space in Wilmington, Massachusetts under a lease that expires in April 2021. On August 9, 2017, we entered into a lease for 4,099 square feet of space in Wallingford, CT which houses our polishing facility. The lease term is five years with options to extend for two additional years beyond the original term and an additional three years past the first extension term.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where we sell our products.

On February 29, 2016, we filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew”) in the United States District Court for the District of Massachusetts Eastern Division, and we amended our complaint on June 13, 2016 (the "Smith & Nephew Lawsuit"). The Smith & Nephew Lawsuit alleges that Smith & Nephew’s Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe nine of our patents, and it requests, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction.

On May 27, 2016, Smith & Nephew filed its answer and counterclaims in response to our lawsuit, which it subsequently amended on July 22, 2016. Smith & Nephew denied that its Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe the patents asserted by us in the lawsuit. It also alleged two affirmative defenses: that the patents we asserted are invalid and that we are barred from relief under the doctrine of laches. In addition, Smith & Nephew asserted a series of counterclaims, including counterclaims seeking declaratory judgments that Smith & Nephew’s accused products do not infringe our patents and that our patents are invalid. Smith & Nephew also alleged that ConforMIS infringes ten patents owned or exclusively licensed by Smith & Nephew: two of those patents Smith & Nephew alleges are infringed by our iUni and iDuo products; three of those patents Smith & Nephew alleges are infringed by our iTotal products; and five of those patents Smith & Nephew licenses from Kinamed, Inc. of Camarillo, California and alleges are infringed by our iUni, iDuo and iTotal products. Due to Smith & Nephew’s licensing arrangement with Kinamed, Kinamed was named as a party to the lawsuit. Smith & Nephew and Kinamed requested, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction. On March 9, 2017, the Court entered a stipulation of dismissal by the parties that dismissed from the lawsuit eight patents asserted by Smith & Nephew, including the patents involving Kinamed, and two patents asserted by us.

Between September 21, 2016 and March 1, 2017, Smith & Nephew filed sixteen petitions with the United States Patent & Trademark Office (“USPTO”) requesting Inter Partes Review of the nine patents that we asserted against Smith & Nephew in the lawsuit. In its petitions, Smith & Nephew alleged that our patents are obvious in light of certain prior art. As of October 31, 2017, the USPTO decided to institute IPR proceedings with respect to seven of the petitions; decided to deny the requests for IPR with respect to seven of the petitions; and, with respect to the remaining two petitions, decided to institute IPR proceedings for certain of the subject patent claims and to deny the requests for the remaining subject patent claims. In total, the USPTO instituted IPR proceedings for some or all of the subject patent claims in six of the patents in the Smith & Nephew lawsuit (five patents that are currently asserted, and one of the patents that was voluntarily dismissed from the lawsuit), and denied the petitions for all subject claims in three of the patents (two patents that are currently asserted and one of the patents that was voluntarily dismissed from the lawsuit).  Smith & Nephew filed requests for rehearing in three of the petitions that were either partially or completely denied and filed requests for reexamination of two of the patents for which no IPR was instituted.  The requests for rehearing were denied.

On January 27, 2017, Smith & Nephew filed a motion seeking a stay of the Smith & Nephew Lawsuit until any requested IPRs are resolved, and we filed an opposition to that motion. On April 27, 2017, the Court stayed certain aspects of the proceedings and indicated that it will make a final decision on the motion to stay after the USPTO has decided more of the petitions for IPR. We are presently unable to predict the outcome of the motion to stay the proceedings, the instituted IPRs, the reexaminations, or the Smith & Nephew Lawsuit or to reasonably estimate a range of potential losses, if any, related thereto. An adverse outcome of some or all of the IPR proceedings, the reexaminations, and the Smith & Nephew Lawsuit could have a material adverse effect on our business, financial condition or results of operations.

For further information regarding such legal proceedings, see the section entitled “Legal Proceedings” of “Note J-Commitments and Contingencies” in this Annual Report on Form 10 -K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year ended December 31, 2015:
Third Quarter	$26.93	$13.33
Fourth Quarter	$23.62	$16.53
Year ended December 31, 2016:
First Quarter	$17.35	$7.55
Second Quarter	$13.83	$4.80
Third Quarter	$10.00	$6.62
Fourth Quarter	$10.93	$6.66
Year ended December 31, 2017:
First Quarter	$8.72	$4.35
Second Quarter	$5.98	$3.79
Third Quarter	$5.73	$3.22
Fourth Quarter	$4.17	$2.22
Holders of Our Common Stock
As of February 28, 2018, there were approximately 187 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the S&P 500 Health Care Equipment Index from July 1, 2015 (the first date that shares of our common stock were publicly traded) through December 31, 2017. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on July 1, 2015, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

On August 9, 2017, we entered into an Asset Purchase Agreement with Broad Peak Manufacturing, LLC under which we issued 169,096 shares of our unregistered common stock to BPM having an approximate value of $0.6 million as of the closing date. The issuance of this stock consideration was not registered under the Securities Act.

Use of Proceeds from Registered Securities

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the “Shelf Registration Statement”). The Shelf Registration Statement allows us to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement (the “Prospectus Supplement”), for the sale and issuance of up to $50 million of our common stock and entered into a Distribution Agreement with Canaccord Genuity, pursuant to which Canaccord has agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the Securities Act . We are not obligated to sell any shares of our common stock under the Distribution Agreement. As of December 31, 2017, we sold 228,946 Shares under the Distribution Agreement resulting in net proceeds of $1.0 million.

On January 29, 2018, we closed an offering of our common stock off of the Shelf Registration Statement and issued and sold 15,333,333 shares of our common stock (including 2,000,000 shares of common stock issued in connection with the exercise in full by the underwriters of their over-allotment option) at a public offering price of $1.50 per share, for aggregate net proceeds of approximately $21.3 million, For further information regarding this public offering, see "Note R - Subsequent Events - 2018 Common Stock Offering" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the balance sheet data as of December 31, 2015 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any period are not necessarily indicative of results to be expected in any future period.

	Years ended December 31,
(in thousands, except share and per share data)	2017	2016	2015

Consolidated statements of operations data:
Revenue	$78,115	$79,899	$66,887
Cost of revenue	49,301	53,192	45,102
Gross profit	28,814	26,707	21,785
Operating expenses:
Sales and marketing	38,788	41,086	37,558
Research and development	17,136	16,608	16,997
General and administrative	28,737	25,157	23,191
Total operating expenses	84,661	82,851	77,746
Loss from operations	(55,847)	(56,144)	(55,961)
Other income and expenses
Interest income	491	487	138
Interest expense	(2,119)	(138)	(1,385)
Loss on extinguishment of debt	—	—	(205)
Foreign currency transaction income (loss)	4,057	(1,607)	—
Other income (expense), net	—	(123)	208
Total other income/(expenses), net	2,429	(1,381)	(1,244)
Loss before income taxes	(53,418)	(57,525)	(57,205)
Income tax provision	162	63	41
Net loss	$(53,580)	$(57,588)	$(57,246)
Net loss per share applicable to common stockholders—basic and diluted	$(1.24)	$(1.39)	$(2.60)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	43,343,459	41,521,629	21,993,066

	December 31,
(in thousands)	2017	2016	2015

Consolidated balance sheet data:
Cash and cash equivalents	$18,348	$37,257	$117,185
Investments	26,880	28,242	—
Working capital	56,942	81,577	132,894
Total assets	93,798	112,810	157,099
Long term debt, including current portion	29,667	—	478
Total stockholders' equity	46,513	94,055	141,212

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

 Overview

We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which we refer to as customized, to fit each patient’s unique anatomy. The worldwide market for joint replacement products is approximately $17.5 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We offer a broad line of customized knee implants designed to restore the natural shape of a patient’s knee. We have sold a total of more than 50,000 knee implants in the United States and Europe. In clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function and greater patient satisfaction compared to off-the-shelf implants. In March 2016, we initiated the broad commercial launch of iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market.

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

All of our joint replacement products have been cleared by the FDA under the premarket notification process of Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and have received certification to CE Mark. We market our products to orthopedic surgeons, hospitals and other medical facilities and patients. We use direct sales representatives, independent sales representatives and distributors to market and sell our products in the United States, Germany, the United Kingdom and other markets.

We were incorporated in Delaware and commenced operations in 2004.

Components of our results of operations

The following is a description of factors that may influence our results of operations, including significant trends and challenges that we believe are important to an understanding of our business and results of operations.

Revenue

Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong, Malaysia and Monaco. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into pricing agreements. The process of negotiating a pricing agreement can be lengthy and time-consuming, require extensive management time and may not be successful.

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

Cost of revenue

We produce our computer-aided designs, or CAD, in-house and in India and use them to direct all of our product manufacturing efforts. We manufacture all of our patient-specific instruments, or iJigs, tibial trays used in our total knee implants, and polyethylene tibia tray inserts for our iTotal CR, and starting in December 2017, for our iTotal PS product, in our facilities in Wilmington, Massachusetts. Also starting in December 2017, we passivate our tibial trays used in our total and partial knee products in our facilities in Wallingford, Connecticut. We outsource the production of the remainder of the tibial components and the manufacture of femoral and other implant components to third-party suppliers. Our suppliers make our customized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, manufacturing supplies, inbound freight and manufacturing overhead and depreciation expense.

On August 9, 2017, we entered into an Asset Purchase Agreement, or APA, with BPM, which had been providing substantially all of the polishing services for the femoral implant components of our products. Subsequent to the BPM acquisition, we also began to passivate our tibial trays in our facilities in Wallingford, Connecticut.

Under the APA, we acquired certain specified assets and assumed certain specified liabilities of BPM, including, among other things, machining and polishing equipment, supplies, and other assets used in BPM’s polishing services business. Under the APA, BPM received a $3.54 million cash payment and approximately $0.75 million (169,096 shares) of unregistered Company common stock based on the average closing value of our common stock for the 30-day trading period ending on August 9, 2017, which had a market value of approximately $0.6 million at closing. In addition, and subject to the terms and conditions of the APA, BPM may receive two earn-out payments: an additional $0.91 million retention earn-out payable in cash based on criteria tied to certain employee retention by us, and a value earn-out of up to approximately $1.3 million in cash payable on August 9, 2018 (the first anniversary of the transaction), based on the performance of the polishing business during that period. BPM, may earn up to an additional $0.65 million in cash upon exceeding certain cost targets, based on the future performance of the polishing business through August 9, 2018.

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

We expect our gross margin from the sale of our products, which excludes royalty revenue, to expand over time to the extent we are successful in reducing our manufacturing costs per unit and increasing our manufacturing efficiency as sales volume increases. We believe that areas of opportunity to expand our gross margin in the future, if and as the volume of our product sales increases, include the following:

•	absorbing overhead costs across a larger volume of product sales;

•	obtaining more favorable pricing for the materials used in the manufacture of our products;

•	obtaining more favorable pricing of certain component of our products manufactured for us by third parties;

•	increasing the proportion of certain components of our products that we manufacture in-house, which we believe we can manufacture at a lower unit cost than vendors we currently use;

•	developing new versions of our software used in the design of our customized joint replacement implants, which we believe will reduce costs associated with the design process; and

•	expanding our CAD labor in India, which we believe will reduce labor costs required to design our products.

We continue to explore the application of our 3D printing technology to select metal components of our products, which we believe may be a future opportunity for reducing our manufacturing costs. We also continue to explore other opportunities to reduce our manufacturing costs. However, these and the above opportunities may not be realized. In addition, our gross margin may fluctuate from period to period.

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

Total other income (expense), net

Total other income (expense), net consists primarily of interest expense and amortization of debt discount associated with our term loans outstanding during the year and realized gains (losses) from foreign currency transactions. The effect of exchange rates on our foreign currency-denominated asset and liability balances are recorded as foreign currency translation adjustments in the consolidated statements of comprehensive loss.

Income tax provision

Income tax provision consists primarily of a provision for income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including net operating loss carryforwards and research and development credits and other tax credits.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law and, as a result, the U.S. federal statutory corporate tax rate was lowered from 35% to 21% and imposes a one-time transition tax on unremitted foreign earnings on foreign subsidiaries. The Company has remeasured its deferred tax positions as of December 31, 2017 at the new enacted tax rate, resulting in a decrease to deferred tax assets in 2017 in the amount of $48.5 million.  Since the Company has a valuation allowance on its deferred tax assets, there is no impact on current tax expense. For deferred taxes purposes, the Company recorded a benefit of approximately $19,000 due to the revaluation of the deferred tax liability hanging credit. The Company recorded no other material items as a result of the Tax Act.  U.S. Treasury regulations and administrative guidance have not been finalized as of the date of this Form 10-K.  As a result, this amount may be subject to material changes in future reporting periods. The Company will continue to review the impact of the tax bill.

Consolidated results of operations

Comparison of the years ended December 31, 2017 and 2016

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2017		2016		2017 vs 2016
Years Ended December 31,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$77,100	99%	$78,921	99%	$(1,821)	(2)%
Royalty	1,015	1	978	1	37	4
Total revenue	78,115	100	79,899	100	(1,784)	(2)
Cost of revenue	49,301	63	53,192	67	(3,891)	(7)
Gross profit	28,814	37	26,707	33	2,107	8

Operating expenses:
Sales and marketing	38,788	50	41,086	51	(2,298)	(6)
Research and development	17,136	22	16,608	21	528	3
General and administrative	28,737	37	25,157	31	3,580	14
Total operating expenses	84,661	108	82,851	104	1,810	2
Loss from operations	(55,847)	(71)	(56,144)	(70)	297	1
Total other income/(expenses), net	2,429	3	(1,381)	(2)	3,810	276
Loss before income taxes	(53,418)	(68)	(57,525)	(72)	4,107	7
Income tax provision	162	—	63	—	99	157
Net loss	$(53,580)	(69)%	$(57,588)	(72)%	$4,008	7%

Product revenue.    Product revenue was $77.1 million for the year ended December 31, 2017 compared to $78.9 million for the year ended December 31, 2016, a decrease of $1.8 million or 2%, due principally to decreased sales of our partial knee products and decreased sales of our iTotal CR in Germany, offset by increased sales of our iTotal PS.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2017		2016		2017 vs 2016
Years Ended December 31,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$64,390	84%	$62,366	79%	$2,024	3%
Germany	11,217	14	14,701	19	$(3,484)	(24)
Rest of world	1,493	2	1,854	2	(361)	(19)
Product revenue	$77,100	100%	$78,921	100%	$(1,821)	(2)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 84% for the year ended December 31, 2017 compared to 79% for the year ended December 31, 2016. We believe the higher level of revenue as a percentage of product revenue inside the United States in 2017 was due to the introduction of the iTotal PS in the United States, coupled with the change in the reimbursement of our iUni and iDuo partial implants and continued weakness in our iTotal CR business in Germany.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $49.3 million for the year ended December 31, 2017 compared to $53.2 million for the year ended December 31, 2016, a decrease of $3.9 million or 7%. The decrease was due primarily to cost reductions from our vertical integration efforts and a decrease in production and personnel costs associated with the decrease in product revenue. Gross profit was $28.8 million for the year ended December 31, 2017 compared to $26.7 million for the year ended December 31, 2016, an increase of $2.1 million or 8%. Gross margin was 37% for the year ended December 31, 2017 compared to 33% for the year ended December 31, 2016, an increase of 400 basis points.

Sales and marketing.    Sales and marketing expense was $38.8 million for the year ended December 31, 2017 compared to $41.1 million for the year ended December 31, 2016, a decrease of $2.3 million or 6%. The decrease was due primarily to a $2.4 million decrease in sales and marketing salaries and benefits, a $0.6 million decrease in travel and a $0.4 million decrease in instrumentation costs, offset by an increase of $0.6 million in sales commissions and an increase of $0.4 million in consulting fees and other expenses.

Research and development.    Research and development expense was $17.1 million for the year ended December 31, 2017 compared to $16.6 million for the year ended December 31, 2016, an increase of $0.5 million or 3%. The increase was due to an increase of $0.7 million in salaries and benefits and an increase of $0.2 million in revenue share expense, offset by a decrease of $0.4 million in consulting fees.

General and administrative.    General and administrative expense was $28.7 million for the year ended December 31, 2017 compared to $25.2 million for the year ended December 31, 2016, an increase of $3.6 million or 14%. The increase was due primarily to a $1.6 million increase in litigation and general legal costs, an increase of $1.5 million in salaries and benefits, asset impairment charges of $1.1 million, an increase of $0.7 million in facility costs, an increase of $0.4 million in insurance costs, and an increase of $0.2 million in software expense, offset by a $0.8 million decrease in consulting services expense, a $0.6 million refund of previously paid medical device excise tax, a decrease of $0.2 million in freight costs and a decrease of $0.2 million in bad debt expense.

     Total other income/(expenses), net.    Total other income/(expenses), net was $2.4 million for the year ended December 31, 2017 compared to $(1.4) million for the year ended December 31, 2016, a change of $3.8 million, or 276%. The change was primarily due to $4.1 million in foreign exchange transaction gain in 2017 compared to $1.7 million foreign exchange transaction loss in 2016, which was attributable to the effect of exchange rate change on intercompany debt with our foreign subsidiaries no longer considered permanent investments, offset by an increase of $2.0 million in interest expense associated with our long-term debt.

Income taxes.    Income tax provision was $162,000 for the year ended December 31, 2017 and $63,000 for the year ended December 31, 2016. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

On December 22, 2017 the Tax Cuts and Jobs Act (the "Tax Act") was signed into law and, as a result, the U.S. federal statutory corporate tax rate was lowered from 35% to 21%. The Company has remeasured its deferred tax positions as of December 31, 2017 at the new enacted tax rate, resulting in a decrease to deferred tax assets in 2017 in the amount of $48.5 million. Since the Company has a valuation allowance on its deferred tax assets, there is no impact on current tax expense and for deferred taxes purposes results in a benefit of approximately $19,000 due to the revaluation of the deferred tax liability hanging credit. The Company recorded no other material items as a result of the Tax Act. U.S. Treasury regulations and administrative guidance have not been finalized as of the date of this Form 10-K. As a result, this amount may be subject to material changes in future reporting periods. The Company will continue to review the impact of these limitations as regulatory guidance is issued.

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

Product revenue.    Revenue was $78.9 million for the year ended December 31, 2016 compared to $62.8 million for the year ended December 31, 2015, an increase of $16.1 million, or 26%, due principally to increased sales of our first primary total knee products, iTotal CR and iTotal PS.
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
Cost of revenue, gross profit and gross margin.    Cost of revenue was $53.2 million for the year ended December 31, 2016 compared to $45.1 million for the year ended December 31, 2015, an increase of $8.1 million or 18%. The increase was due primarily to an increase in production and personnel costs associated with the increase in product revenue, partially offset by cost reductions from our vertical integration efforts. Gross profit was $26.7 million for the year ended December 31, 2016 compared to $21.8 million for the year ended December 31, 2015, an increase of $4.9 million or 23%. Gross margin stayed the same at 33% for the year ended December 31, 2016 and for the year ended December 31, 2015, however gross margin in the prior year included the $3.5 million of back-owed royalties recognized in connection with license agreement with Wright Medical.
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
Income taxes.    Income tax provision was $63,000 for the years ended December 31, 2016 and $41,000 for the year ended December 31, 2015. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintained a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the year ended December 31, 2017, we have financed our operations primarily through private placements of preferred stock, our initial public offering, or IPO, bank debt and product revenue beginning in 2007. We have not yet attained profitability and continue to incur operating losses. As of December 31, 2017, we had an accumulated deficit of $437 million.

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

On January 6, 2017, we entered into the 2017 Secured Loan Agreement with Oxford. Through the Secured Loan Agreement with Oxford, the Company accessed $15 million of borrowings on January 6, 2017 and a second $15 million of borrowings on June 30, 2017, with an additional $20 million available to borrow, at our option, through June 2018, subject to the satisfaction of certain revenue milestones and customary drawdown conditions, which we don't expect will be satisfied by the end of June 2018. For further information regarding this facility, see “Note K—Debt and Notes Payable —2017 Secured Loan Agreement” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allows us to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement (the “Prospectus Supplement”), for the sale and issuance of up to $50 million of our common stock and entered into a Distribution Agreement with Canaccord Genuity, pursuant to which Canaccord has agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. We are not obligated to sell any shares of our common stock under the Distribution Agreement. As of December 31, 2017, we sold 228,946 Shares under the Distribution Agreement resulting in net proceeds of $1.0 million.

On January 29, 2018, we closed an offering of our common stock off of the Shelf Registration Statement and issued and sold 15,333,333 shares of our common stock (including 2,000,000 shares of common stock issued in connection with the exercise in full by the underwriters of their over-allotment option) at a public offering price of $1.50 per share, for aggregate net proceeds of approximately $21.3 million. For further information regarding this public offering, see "Note R - Subsequent Events - 2018 Common Stock Offering" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

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

In addition, our general and administrative expense will increase due to the additional operational and reporting costs associated with our expanded operations.

We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, potential future capital raises through the issuance of equity or other securities, revenue that we may generate in connection with licensing our intellectual property, and potentially borrowings under our 2017 Secured Loan Agreement. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

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

At December 31, 2017, we had cash and cash equivalents and investments of $45.2 million and $0.5 million in restricted cash allocated to lease deposits.  Based on our current operating plan, we expect that our existing cash and cash equivalents as of December 31, 2017, including borrowings made under our 2017 Secured Loan Agreement, coupled with the $21.3 million of net proceeds from the 2018 Common Stock Offering, and anticipated revenue from operations will enable us to fund our operating expenses and capital expenditure requirements and pay our debt service as it becomes due for at least the next 12 months from the date of filing. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products and the gross profit we expect to generate from those revenue, and we could use our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Years Ended December 31,
	2017	2016	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(37,856)	$(49,132)	$11,276	23%
Investing activities	(10,041)	(35,425)	25,384	72
Financing activities	32,697	3,602	29,095	808
Effect of exchange rate on cash	(3,709)	1,027	(4,736)	(461)
Total	$(18,909)	$(79,928)	$61,019	76%

Net cash used in operating activities.    Net cash used in operating activities was $37.9 million for the year ended December 31, 2017 and $49.1 million for the year ended December 31, 2016, a decrease of $11.3 million. These amounts primarily reflect net losses of $53.6 million for the year ended December 31, 2017 and $57.6 million for the year ended December 31, 2016. The net cash used in operating activities for the year ended December 31, 2017 was primarily affected by changes in our operating assets and liabilities, including a decrease from prepaid and other assets of $3.3 million, a decrease from inventory of $2.7 million, a decrease from accounts receivable of $1.5 million and a decrease from other long-term liabilities of $0.5 million, as well as a decrease from non-cash expenses totaling $2.0 million, offset by an increase of $2.8 million from accounts payable and accrued liabilities.

Net cash used in investing activities.    Net cash used in investing activities was $10.0 million for the year ended December 31, 2017 and $35.4 million for the year ended December 31, 2016, a decrease of $25.4 million. These amounts primarily reflect a decrease of $34.6 million from the purchase of investment securities classified as available-for-sale, a decrease of $1.9 million from cash used for purchases of property and equipment, offset by an increase of $4.9 million from maturity of investments, an increase of $5.8 million from our acquisition of BPM, and an increase of $0.5 million from restricted cash balance. We anticipate that the amount of cash used in investing activities will decrease in 2018 as we have purchased most of the property and equipment to manufacture the planned components in our own facility.

Net cash provided by financing activities.    Net cash provided by financing activities was $32.7 million for the year ended December 31, 2017 and $3.6 million for the year ended December 31, 2016, an increase of $29.1 million. The increase was due to an increase of $30.0 million from proceeds from the issuance of debt, an increase of $1.0 million net proceeds from the issuance of common stock and an increase of $0.5 million from payments on notes payable, offset by a decrease of $2.0 million from proceeds from exercise of common stock options.

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

Net cash used in investing activities.    Net cash used in investing activities was $35.4 million for the year ended December 31, 2016 and $0.8 million for the year ended December 31, 2015, an increase of $34.6 million. These amounts primarily reflect an increase of $65.6 million from the purchase of investment securities classified as available-for-sale, an increase of $3.5 million from restricted cash balances and an increase of $2.5 million from cash used for purchases of property and equipment, offset by a decrease of $37.1 million from maturity of investments. We anticipate that the amount of cash used in investing activities will increase in 2017 as we purchase additional property and equipment to manufacture more components in our own facility.

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

Contractual obligations and commitments
     The following table summarizes our contractual obligations as of the year ended December 31, 2017 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year		Years 1 to 3	Years 3 to 5	After 5 years
Senior secured debt (1)	$30,000	$—		$13,750	$16,250	$—
Operating lease obligations - real estate (2)	10,643	1,521	3,153	3,153	3,030	2,939
Other (3)	1,435	378		756	301	—
Total (4)	$42,078	$1,899		$17,659	$19,581	$2,939

(1) Represents amounts payable under the 2017 Secured Loan Agreement with Oxford.
(2) Represents operating lease commitments for office and manufacturing space in Wilmington and Billerica, Massachusetts, and Wallingford, Connecticut.
(3) Represents amounts payable under our product royalty agreement, operating leases for office equipment, and a software development collaboration project with a remaining term in excess of one year.
(4) This table does not include: (a) revenue share obligations to past and present members of our scientific advisory board and one of our directors, as the amounts of such payments are not known with certainty; and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above. See "—Revenue share agreements" for a description of our revenue share arrangements.

Revenue share agreements

We are party to revenue share agreements with certain past and present members of our scientific advisory board under which these advisors agreed to participate on our scientific advisory board and to assist with the development of our customized implant products and related intellectual property. These agreements provide that we will pay the advisor a specified percentage of our net revenue, ranging from 0.2% to 1.33%, with respect to our products on which the advisor made a technical contribution or, in some cases, which are covered by a claim of one of our patents on which the advisor is a named inventor. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenue collected by us on such product sales. Our payment obligations under these agreements typically expire a fixed number of years after expiration or termination of the agreement, but in some cases expire on a product-by-product basis or expiration of the last to expire of our patents for which the advisor is a named inventor that claims the applicable product.

Philipp Lang, M.D., one of our directors and our former Chief Executive Officer, joined our scientific advisory board in 2004 prior to becoming an employee. We entered into a revenue share agreement with Dr. Lang in 2008 when he became our Chief Executive Officer. In 2011, we entered into an amended and restated revenue share agreement with Dr. Lang. Under this agreement, the specified percentage of our net revenue payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of our current products, including our iUni, iDuo, iTotal Cr, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation we may develop in the future. Our payment obligations under this agreement expire on a product-by-product basis on the last to expire of our patents on which Dr. Lang is named as an inventor that claim the applicable product. These payment obligations survived termination of Dr. Lang’s employment with us. We incurred revenue share expense paid to Dr. Lang of $1 million, $1 million, and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members and one of our directors, ranges, depending on the particular product, from 3.4% to 5.8%. We incurred aggregate revenue share expense, included in research and development, including all amounts payable under our scientific advisory board and Dr. Lang revenue share agreements of $3.7 million during the year ended December 31, 2017, representing 4.8% of product revenue, $3.5 million during the year ended December 31, 2016, representing 4.4% of product revenue, and $1.4 million during the year ended December 31, 2015, representing 4% of product revenue. For further information, see “Note J—Commitments and Contingencies —Revenue Share Agreements” or “Note L—Related Party Transactions —Revenue Share Agreement” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Segment information

We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and significant judgments and use of estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The accounting estimates that require our most significant estimates include revenue recognition, accounts receivable valuation, inventory valuations, goodwill valuation, intangible valuation, purchase accounting, impairment assessments, equity instruments, stock compensation, income tax reserves and related allowances, and the lives of property and equipment. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are more fully described in "Note B——Summary of Significant Accounting Policies" to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable consist of billed and unbilled amounts due from medical facilities. Upon completion of a procedure, we recognize revenue and an unbilled receivable is recorded. Upon receipt of a purchase order number from a medical facility, we record a billed receivable and reverse the unbilled receivable. As a result, the unbilled receivable balance fluctuates based on the timing of our receipt of purchase order numbers from the medical facilities. In estimating whether accounts receivable can be collected, we perform evaluations of customers and continuously monitor collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, collections experience to date and any specific collection issues that have been identified. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or at the time potential collection risk is identified.

Inventories

Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or market value. We regularly review our inventory quantities on hand and related cost and record a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. We also review our inventory value to determine if it reflects the lower of cost or market, with market determined based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the years ended December 31, 2017, 2016 and 2015, we recognized provisions of $2.6 million, $3.5 million and $2.7 million, respectively, to adjust our inventory value to the lower of cost or market for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

Business combinations and purchase accounting

We record our results of operations from our business acquisitions as of the applicable acquisition date. The purchase price of the acquisition is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Intangibles and other long-lived assets

Intangible assets consist of developed technology acquired as part of the ImaTx spin-out transaction in 2004. Intangible assets are carried at cost less accumulated amortization. We test impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets.

Furthermore, periodically we assess whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, we may be required to record impairment charges. During the year ended December 31, 2017, we recognized $1.1 million in impairment charges to general and administrative expense of which $0.8 million was related to the discontinuance of a software capital project and $0.3 million was related to intellectual property rights licensed as part of the ImaTx spin-out transaction in 2004. In 2016, a $0.1 million impairment charge was recognized in connection with certain manufacturing equipment previously purchased that will be returned to the seller in exchange for credit toward a future purchase, which value is less than the book value of the equipment. During 2015, no such impairment charges were recognized.

Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of ImaTx, Inc. in 2009 and the acquisition of BPM in August 2017. We test goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets may be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. We are comprised of one reporting unit. When testing goodwill for impairment, we first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the one-step goodwill impairment analysis. If we determine that it is more likely than not that the fair value of the Company is less than its carrying amount, then the one-step goodwill impairment test will be performed. If the one-step approach is performed, we will estimate fair value of the reporting unit, using the market approach to compare our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. An impairment of goodwill is recognized when the carrying amount exceeds the fair value.

During the Company's 2017 impairment test, the Company's qualitative analysis indicated that a step one analysis is required to determine the fair value of the reporting unit. The Company used the market approach noting that the reporting unit's fair value was in excess of its carrying value; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized. During the years ended December 31, 2016 and 2015, there were no triggering events which would require goodwill impairment assessment.

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

In addition, we are exposed to limited market risk related to fluctuation interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2017 we had cash and cash equivalents of $18 million consisting of demand deposits and money market accounts on deposit with certain financial institutions. We had $2.2 million as of December 31, 2017 and $1.6 million as of December 31, 2016 held in foreign bank accounts that were not federally insured. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign currency exchange risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results.  Approximately 16% of our product revenue for the year ended December 31, 2017 and 21% of our product revenue for the years ended December 31, 2016 and 2015 were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs of revenue related to these sales are primarily denominated in U.S. dollars; however, operating costs, including sales and marketing and general and administrative expense, related to these sales are largely denominated in the same currencies as the sales, thereby partially limiting our transaction risk exposure. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. In 2016, we began transferring excess cash residing in our German bank account to the U.S. As a result, intercompany loans with ConforMIS Europe GmbH, our wholly owned subsidiary, generated as a result of selling our products to customers in Germany, are no longer treated as permanent, and gains and losses realized on intercompany loan balances, which are generated from the sale of our products to foreign customers, are included in the consolidated statements of operations. We recognized $4.1 million in foreign exchange transaction gain in 2017 compared to $1.7 million foreign exchange transaction loss in 2016. To date, we have not engaged in any foreign currency hedging transactions. As our international operations evolve, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. A 10% increase or decrease in foreign currency exchange rates would have resulted in additional income or expense of $3.2 million for the year ended December 31, 2017, $2.2 million for the year ended December 31, 2016, and $0.6 million for the year ended December 31, 2015.

 We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ConforMIS, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of ConforMIS, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2008.

Boston, Massachusetts
March 9, 2018

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016

Assets
Current Assets
Cash and cash equivalents	$18,348	$37,257
Investments	26,880	28,242
Accounts receivable, net	13,200	14,675
Inventories	9,184	11,720
Prepaid expenses and other current assets	2,246	3,954
Total current assets	69,858	95,848
Property and equipment, net	16,514	15,084
Other Assets
Restricted cash	462	300
Intangible assets, net	210	746
Goodwill	6,731	753
Other long-term assets	23	79
Total assets	$93,798	$112,810

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,891	$5,474
Accrued expenses	7,720	8,492
Deferred revenue	305	305
Total current liabilities	12,916	14,271
Other long-term liabilities	651	164
Deferred tax liabilities	37	—
Deferred revenue	4,014	4,320
Long-term debt, less debt issuance costs	29,667	—
Total liabilities	47,285	18,755
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at December 31, 2017 and December 31, 2016; no shares issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at December 31, 2017 and December 31, 2016; 45,528,519 and 43,399,547 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	486,570	476,486
Accumulated deficit	(436,821)	(382,930)
Accumulated other comprehensive (loss) income	(3,236)	499
Total stockholders’ equity	46,513	94,055
Total liabilities and stockholders’ equity	$93,798	$112,810
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Revenue
Product	$77,100	$78,921	$62,791
Royalty	1,015	978	4,096
Total revenue	78,115	79,899	66,887
Cost of revenue	49,301	53,192	45,102
Gross profit	28,814	26,707	21,785

Operating expenses
Sales and marketing	38,788	41,086	37,558
Research and development	17,136	16,608	16,997
General and administrative	28,737	25,157	23,191
Total operating expenses	84,661	82,851	77,746
Loss from operations	(55,847)	(56,144)	(55,961)

Other income and expenses
Interest income	491	487	138
Interest expense	(2,119)	(138)	(1,385)
Loss on extinguishment of debt	—	—	(205)
Foreign currency transaction income (loss)	4,057	(1,607)	—
Other income (expense)	—	(123)	208
Total other income (expenses), net	2,429	(1,381)	(1,244)
Loss before income taxes	(53,418)	(57,525)	(57,205)
Income tax provision	162	63	41

Net loss	$(53,580)	$(57,588)	$(57,246)

Net loss per share - basic and diluted	$(1.24)	$(1.39)	$(2.60)

Weighted average common shares outstanding - basic and diluted	43,343,459	41,521,629	21,993,066

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(53,580)	$(57,588)	$(57,246)
Other comprehensive income (loss)
Foreign currency translation adjustments	(3,709)	1,027	(24)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(26)	(7)	—
Comprehensive loss	$(57,315)	$(56,568)	$(57,270)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share and per share data)

	Convertible Preferred Stock			Common Stock								Accumulated Other Comprehensive Income (Loss)
								Additional Paid-In Capital		Accumulated Deficit
	Shares	Par Value		Shares		Par Value								Total
Balance, December 31, 2014	50,985,652	—		4,286,164		—		318,420		(268,096)		(497)		49,827
Issuance of common stock—option exercise				383,458		—		806						806
Issuance of common stock—restricted stock				174,530		—		—						—
Issuance of common stock —warrant exercise				11,734		—		18						18
Issuance of common stock—initial public offering				10,350,000		—		139,766						139,766
Issuance of common stock—preferred stock conversion to common stock	(51,808,561)	—		25,904,241		—		—						—
Issuance of Series D preferred stock—warrant exercise	321,854	—						450						450
Issuance of Series E-1 preferred stock—warrant exercise	300,059	—						2,400						2,400
Issuance of Series E-2 preferred stock—warrant exercise	200,996	—						1,608						1,608
Compensation expense related to issued stock options and restricted stock awards								3,607						3,607
Net loss										(57,246)				(57,246)
Other comprehensive income												(24)		(24)
Balance, December 31, 2015	—	—		41,110,127		—		467,075		(325,342)		(521)		141,212
Issuance of common stock—option exercise				1,467,692		—		4,087						4,087
Issuance of common stock—restricted stock				804,019		—		—						—
Issuance of common stock —warrant exercise				17,709		—		—						—
Compensation expense related to issued stock options and restricted stock awards								5,324						5,324
Net loss										(57,588)				(57,588)
Other comprehensive income												1,020		1,020
Balance, December 31, 2016	—	$—		43,399,547		$—		$476,486		$(382,930)		$499		$94,055
Issuance of common stock—option exercise				535,734		—		2,108						2,108
Issuance of common stock—restricted stock				1,195,196		—		—						—
Issuance of common stock—ATM offering				228,946		—		1,023						1,023
Issuance of common stock— Broad Peak Manufacturing, LLC acquisition				169,096		—		594						594
Compensation expense related to issued stock options and restricted stock awards								6,048						6,048
Cumulative-effect adjustment from adoption of ASU 2016-09								311		(311)				—
Net loss										(53,580)				(53,580)
Other comprehensive income												(3,735)		(3,735)
Balance, December 31, 2017	—	$—	—	45,528,519	—	$—	—	$486,570	—	$(436,821)	—	$(3,236)	—	$46,513

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(53,580)	$(57,588)	$(57,246)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	3,669	3,153	2,619
Amortization of debt discount	—	7	135
Stock-based compensation expense	6,048	5,324	3,607
Provision for bad debts on trade receivables	(15)	188	359
Impairment of long term assets	1,113	123	—
Disposal of long term assets	—	16	2
Loss on extinguishment of debt	—	—	205
Non-cash interest expense	100	—	—
Amortization/accretion on investments	202	315	—
Deferred tax	37	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,490	4	(6,107)
Inventories	2,535	(200)	(3,829)
Prepaid expenses and other assets	1,770	(1,550)	(1,045)
Accounts payable and accrued liabilities	(1,406)	1,437	1,969
Deferred royalty revenue	(306)	(305)	4,932
Other long-term liabilities	487	(56)	(51)
Net cash used in operating activities	(37,856)	(49,132)	(54,450)

Cash flows from investing activities:
Acquisition of property and equipment	(5,233)	(7,161)	(4,643)
Business acquisition, net of cash acquired	(5,780)	—	—
(Increase) decrease in restricted cash	(162)	300	3,837
Purchase of investments	(30,991)	(65,614)	—
Maturity of investments	32,125	37,050	—
Net cash used in investing activities	(10,041)	(35,425)	(806)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,108	4,087	806
Proceeds from exercise of common stock warrant	—	—	18
Proceeds from exercise of preferred stock warrant	—	—	4,458
Debt issuance costs	(434)	—	—
Proceeds from issuance of debt	30,000	—	—
Payments on long-term debt	—	(485)	(10,278)
Payment on extinguishment of debt	—	—	(205)
Net proceeds from issuance of common stock	1,023	—	139,766
Net cash provided by financing activities	32,697	3,602	134,565
Foreign exchange effect on cash and cash equivalents	(3,709)	1,027	(24)
(Decrease) increase in cash and cash equivalents	(18,909)	(79,928)	79,285
Cash and cash equivalents, beginning of period	37,257	117,185	37,900
Cash and cash equivalents, end of period	$18,348	$37,257	$117,185

Supplemental information:
Cash paid for income taxes	$36	$52	$187
Cash paid for interest	1,449	48	1,284
Non cash investing and financing activities
Issuance of common stock for business acquisition	594	—	—
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

These consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, bank debt and convertible debt financings, equipment purchase loans, and product revenue beginning in 2007. The Company has not yet attained profitability and continues to incur operating losses and negative operating cash flows, which adversely impacts the Company's ability to continue as a going concern. At December 31, 2017, the Company had an accumulated deficit of $436.8 million.

At December 31, 2017, the Company had cash and cash equivalents and investments of $45.2 million and $0.5 million in restricted cash allocated to a lease deposit.

On January 6, 2017, the Company entered into the 2017 Secured Loan Agreement with Oxford consisting of three term loans issued by Oxford with $15 million issued for each of the first two term loans and $20 million issued for the third term loan, in each case, subject to the satisfaction of certain revenue milestones and customary drawdown conditions. Through the term loan facility with Oxford, the Company accessed the initial $15 million of borrowings at closing and another $15 million of borrowings on June 30, 2017, with an additional $20 million available, at its option, through June 2018, subject to the satisfaction of certain revenue milestones and customary drawdown conditions, which the Company does not expect will be satisfied by the end of June 2018. For further information regarding this facility, see "Note K-Debt and Notes Payable-2017 Secured Loan Agreement" to the consolidated financial statements appearing in this Annual Report on Form 10-K.

In January 2017, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allows the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On May 10, 2017, the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”) for the sale and issuance of up to $50 million of its common stock and entered into a Distribution Agreement with Canaccord Genuity, Inc. ("Canaccord"), pursuant to which Canaccord agreed to sell shares of the Company's common stock from time to time, as our agent, in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. The Company is not obligated to sell any shares under the Distribution Agreement. As of December 31, 2017, the Company has sold 228,946 Shares under the Distribution Agreement resulting in net proceeds of $1.0 million.

On January 29, 2018, the Company closed an offering of its common stock off of the Shelf Registration Statement and issued and sold 15,333,333 shares of its common stock (including 2,000,000 shares of common stock issued in connection with the exercise in full by the underwriters of their over-allotment option) at a public offering price of $1.50 per share, for aggregate net proceeds of approximately $21.3 million. For further information regarding this public offering, see "Note R - Subsequent Events - 2018 Common Stock Offering" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

The Company anticipates that its principal sources of funds in the future will be revenue generated from the sales of its products, potential future capital raises through the issuance of equity or other securities, revenue that may be generated in connection with licensing its intellectual property, and potentially borrowings under our 2017 Secured Loan Agreement.

The Company expects that its existing cash and cash equivalents as of December 31, 2017, including borrowings made under its 2017 Secured Loan Agreement, coupled with the $21.3 million of net proceeds from the 2018 Common Stock Offering, and anticipated revenue from operations will enable the Company to fund its operating expenses and capital expenditure requirements and pay its debt service as it becomes due for at least the next 12 months from the date of filing. Management has based this expectation on assumptions that may prove to be wrong, such as the revenue that it expects to generate from the sale of its products and the gross profit the Company expects to generate from that revenue, and it could use its capital resources sooner than we expect.

     In the event the Company’s resources are not sufficient to fund its operations, the Company may need to engage in equity or debt financings to secure additional funds. The Company may not be able to obtain additional financing on terms favorable to the Company, or at all.

Basis of presentation and use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates used in these consolidated financial statements include revenue recognition, accounts receivable valuation, inventory reserves, goodwill valuation, intangible valuation, purchase accounting, impairment assessments, equity instruments, stock compensation, income tax reserves and related allowances, and the lives of property and equipment. Actual results may differ from those estimates.

Note B—Summary of Significant Accounting Policies

Concentrations of credit risk and other risks and uncertainties

Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains the majority of its cash with accredited financial institutions.

The Company and its contract manufacturers rely on sole source suppliers and service providers for certain components. There can be no assurance that a shortage or stoppage of shipments of the materials or components that the Company purchases will not result in a delay in production or adversely affect the Company’s business. On an on-going basis, the Company validates alternate suppliers relative to certain key components as needed.

     For the years ended December 31, 2017, 2016 and 2015, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of total gross receivable balance at December 31, 2017 and 2016.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc. ("ImaTx"), ConforMIS Europe GmbH, ConforMIS UK Limited and ConforMIS Hong Kong Limited. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. The Company’s cash equivalents consist of demand deposits, money market accounts and repurchase agreements on deposit with certain financial institutions, in addition to cash deposits in excess of federally insured limits. Demand deposits are carried at cost which approximates their fair value. Money market accounts are carried at fair value based upon level 1 inputs. Repurchase agreements are valued using level 2 inputs. See “Note C — Fair Value Measurements” below. The associated risk of concentration is mitigated by banking with credit worthy financial institutions.

The Company had $2.2 million as of December 31, 2017 and $1.6 million as of December 31, 2016 held in foreign bank accounts, that was not federally insured. In addition, the Company has recorded restricted cash of $0.5 million as of December 31, 2017 and $0.3 million as of December 31, 2016, respectively. Restricted cash consisted of security provided for lease obligations.

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

Fair value of financial instruments

Certain of the Company’s financial instruments, including cash and cash equivalents (excluding money market funds), accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s long-term debt approximates its fair value.

 Accounts receivable and allowance for doubtful accounts

Accounts receivable consist of billed and unbilled amounts due from medical facilities. Upon completion of a procedure, revenue is recognized and an unbilled receivable is recorded. Upon receipt of a purchase order number from a medical facility a billed receivable is recorded and the unbilled receivable is reversed. As a result, the unbilled receivable balance fluctuates based on the timing of the Company's receipt of purchase order numbers from the medical facilities. In estimating whether accounts receivable can be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, collections experience to date and any specific collection issues that have been identified. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or when collection risk is identified.

Inventories

Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the years ended December 31, 2017, 2016 and 2015, the Company recognized provisions of $2.6 million, $3.5 million and $2.7 million, respectively, to adjust its inventory value to the lower of cost or market for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Business combinations and purchase accounting

The Company includes the results of operations of the businesses that it acquires as of the applicable acquisition date. The purchase price of the acquisition is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Intangibles and other long-lived assets

Intangible assets consist of developed technology acquired as part of the ImaTx spin-out transaction in 2004 and a favorable lease asset from the Broad Peak Manufacturing, LLC ("BPM") acquisition in August 2017. Intangible assets are carried at cost less accumulated amortization.

The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets.

Furthermore, periodically the Company assesses whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. In 2017, the Company recognized $1.1 million in impairment charges in general and administrative expense of which $0.8 million related to the discontinuance of a software capital project and $0.3 million related to intellectual property rights licensed as part of the ImaTx spin-out transaction in 2004. In 2016, a $0.1 million impairment charge was recognized in connection with certain manufacturing equipment previously purchased that will be returned to the seller in exchange for credit toward a future purchase, which value is less than the book value of the equipment.

Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of ImaTx, Inc. in 2009 and the acquisition of BPM in August 2017. The Company tests goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets may be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. When testing goodwill for impairment, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the one-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the one-step goodwill impairment test will be performed. If the one-step approach is performed, the Company will estimate fair value of the reporting unit using the market approach to compare the Company's market capitalization with the carrying amount of its net assets on the date of the test, since the Company has only one reporting unit. An impairment of goodwill is recognized when the carrying amount exceeds the fair value.

During the Company's 2017 impairment test, the Company's qualitative analysis indicated that a step one analysis is required to determine the fair value of the reporting unit. The Company used the market approach noting the reporting unit's fair value was substantially in excess of its carrying value. During the years ended

December 31, 2016 and 2015, there were no triggering events which would require goodwill impairment assessment.

Revenue recognition

Product

The Company generates revenue from the sale of customized implants and instruments to medical facilities through the use of a combination of direct sales personnel, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong, Malaysia and Monaco.

Revenue was recognized when all of the following criteria are met:

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

Royalty

The Company accounted for its agreements with Wright Medical and MicroPort under ASC 605-25, Multiple-Element Arrangements and Staff Accounting Bulletin No. 104, Revenue Recognition (ASC 605). In accordance with ASC 605, the Company was required to identify and account for each of the separate units of accounting. The Company identified the relative selling price for each and then allocated the total consideration based on their relative values. Additionally, the Company recognized an initial $5.1 million in aggregate as deferred royalty revenue, to be recognized as royalty revenue ratably through 2031.  The on-going royalty from MicroPort was recognized as royalty revenue upon receipt of payment.

Shipping and handling costs

Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $1.4 million, $1.6 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Advertising expense

Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.4 million for the year ended December 31, 2017, $0.3 million for the year ended December 31, 2016 and $0.3 million for the year ended December 31, 2015.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s chief operating decision-maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business segment and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the aggregate Company level. Accordingly, in light of the Company’s current product offerings, management has determined that the primary form of internal reporting is aligned with the offering of the ConforMIS customized joint replacement products and that the Company operates as one segment. See “Note O-Segment and Geographic Data”.

Comprehensive loss

At December 31, 2017 and 2016, accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized gain and loss of available-for-sale securities, net of tax. The following table summarizes accumulated beginning and ending balances for each item in Accumulated other comprehensive income (loss) (in thousands):

	Foreign currency translation adjustments	Change in unrealized gain (loss) on available-for-sale securities, net of tax	Accumulated other comprehensive income (loss)
Balance December 31, 2016	$506	$(7)	$499
Change in period	(3,709)	(26)	(3,735)
Balance December 31, 2017	$(3,203)	$(33)	$(3,236)

Foreign currency translation and transactions

The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates at the balance sheet date, and income and expense items are translated at average rates of exchange prevailing during the year. Net translation gains and losses are recorded in Accumulated other comprehensive (loss) income. Gains and losses realized from transactions denominated in foreign currencies, including intercompany balances not of a long-term investment nature, are included in the consolidated statements of operations.

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

The Company has operations in Germany and, until July 1,2017, the United Kingdom. The operating results of these operations will be permanently reinvested in those jurisdictions. As a result, the Company has only provided for income taxes at local rates when required.

Accounting Standard Update ("ASU") No. 2016-09, "Compensation - Stock Compensation", was issued and adopted in January 2017. ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, modified retrospective adoption of ASU 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before the Company can recognize them and therefore, it has accounted for a cumulative-effect adjustment of $7.7 million during the year ended December 31, 2017 to record excess tax benefits.  Since the Company has a full valuation allowance on all deferred taxes, this has no impact on retained earnings or the tax position of the Company.

On December 22, 2017, the Tax Act was enacted to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018. The tax act reduces the U.S. federal corporate income tax rate effective January 1, 2018 from its current 35% rate to a new 21% corporate rate and impose a one-time transition tax on unremitted foreign earnings on foreign subsidiaries. The Company has not yet completed its evaluation of the impact of the changes in the tax bill but expects the net impact of these changes will be favorable to its financial results in future fiscal quarters.

Medical device excise tax

The Company has been subject to the Health Care and Education Reconciliation Act of 2010 (the “Act”), which imposes a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Under the Act, a taxable medical device is any device defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act, intended for humans, which includes an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which meets certain requirements. The Consolidated Appropriations Act of 2016 includes a two-year moratorium on the medical device excise tax, which moratorium suspended taxes on the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. As such, the Company did not incur medical device excise tax expense for the years ended December 31, 2017 and 2016. The Company incurred medical device excise tax expense of $0.8 million for the year ended December 31, 2015. On January 22, 2018, legislation was passed that suspends the medical device excise tax for sales in 2018 and 2019. The tax is not scheduled to take effect again until sales on or after January 1, 2020. It is unclear at this time if the suspension will be further extended, and we are currently subject to the tax after December 31, 2019.

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

Prior to the Company’s IPO in July 2015, the exercise price of stock option awards was determined by the Company's board of directors based on a number of factors in determining the option price, including: (1) past sales of the Company’s convertible preferred stock, and the rights, preferences and privileges of the Company stock, (2) obtaining FDA 510(k) clearance, and (3) achievement of budgeted results. See “Note M——Stockholders’ Equity” for a summary of the stock option activity under the Company’s stock-based compensation plan.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Years Ended December 31,
(in thousands, except share and per share data)	2017	2016	2015
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(53,580)	$(57,588)	$(57,246)
Denominator:
Denominator for basic loss per share:
Weighted average shares	43,343,459	41,521,629	21,993,066
Basic loss per share attributable to ConforMIS, Inc. stockholders	$(1.24)	$(1.39)	$(2.60)
Diluted loss per share attributable to ConforMIS, Inc. stockholders	$(1.24)	$(1.39)	$(2.60)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Years Ended December 31,
	2017	2016	2015
Series A Preferred	—	—	873,591
Series B Preferred	—	—	1,144,885
Series C Preferred	—	—	1,256,752
Series D Preferred	—	—	3,410,570
Series E-1 Preferred	—	—	3,748,578
Series E-2 Preferred	—	—	2,628,037
Common stock warrants	—	34,709	303,931
Stock options	365,105	1,959,030	3,566,421
Total	365,105	1,993,739	16,932,765

Recent accounting pronouncements

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". This ASU provides clarification on when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The guidance will be effective in the first quarter of 2018, with early adoption permitted. The Company is does not believe that the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2018.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This ASU removes the second step of the two-step test to determine goodwill impairment previously required. Entities will now apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The guidance will be effective in the first quarter of 2020, with early adoption permitted. The Company has elected to early adopt this new pronouncement in 2017 noting no material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. In March 2016, the FASB issued ASU No 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing" ("ASU 2016-10"). This ASU clarifies two aspects of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606): identifying performance obligations and the licensing implementation guidance". Disclosure requirements are expanded regarding an entity’s assumptions, models and methods of estimations of the allowance. In November 2017, the FASB issued ASU 2017-14, "Income Statement - Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)", which amends the ASU 2016-10 to align SEC guidance with the new guidance in ASC 606.

The Company has completed its assessment process to evaluate the impact, and will adopt this pronouncement and related disclosures commencing in the first quarter of 2018. The Company plans to adopt this standard using the modified retrospective approach as of January 1, 2018, which will apply to all contracts not completed as of January 1, 2018. The adoption of ASC 606 will require additional disclosure around the Company’s revenue recognition in its financial statements. The Company has established a cross-functional coordinated implementation team and engaged a third party consultant to assist with the assessment and implementation. The Company has completed the scoping and planning phase of the project, identified and reviewed customer contracts for each of its revenue streams, including royalty revenue, and has evaluated the results of those reviews relative to the new standard. Based on the results of the procedures, the Company does not expect a material impact on its consolidated financial statements with regards to revenue recognized from the sale of its product to customers. The Company expects that, based on its assessment, certain royalty revenue associated with the 2015 license agreements with Wright Medical and MicroPort will be accelerated upon the adoption of this new standard which will require an adjustment to retained earnings for approximately $4 million. The Company has also completed its evaluation of changes to its processes and internal controls, as necessary, to meet the requirements.
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

ASU No. 2016-09, "Compensation - Stock Compensation", was issued and adopted in January 2017. ASU 2016-09 eliminates APIC pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, modified retrospective adoption of ASU 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before we can recognize them and therefore, we have accounted for a cumulative-effect adjustment of $7.7 million for the year-ended December 31, 2017 to record excess tax benefits.  Since the Company has a full valuation allowance on all deferred taxes, this has no impact on retained earnings or the tax position of the Company.

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
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$9,849	$—	$—	$9,849	$9,849	$—
Level 1 securities:
Money market funds	3,499	—	—	3,499	3,499	—
U.S. treasury bonds	9,243	—	(4)	9,239	—	9,239
Level 2 securities:
Corporate bonds	4,935	—	(6)	4,929	—	4,929
Agency bond	12,734	—	(22)	12,712	—	12,712
Repurchase agreement	5,000	—	—	5,000	5,000	—
Total	$45,260	$—	$(32)	$45,228	$18,348	$26,880

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$8,504	$—	$—	$8,504	$8,504	$—
Level 1 securities:
Money market funds	28,753	—	—	28,753	28,753	—
Level 2 securities:
Corporate bonds	6,701	—	(4)	6,697	—	6,697
Agency bonds	21,548	—	(3)	21,545	—	21,545
Total	$65,506	$—	$(7)	$65,499	$37,257	$28,242
(1) Contractual maturity due within one year.

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Total receivables	$13,835	$15,356
Allowance for doubtful accounts and returns	(635)	(681)
Accounts receivable, net	$13,200	$14,675

Accounts receivable included unbilled receivable of $1.4 million and $2.5 million for the years ended December 31, 2017 and 2016. Write-offs related to accounts receivable were approximately $92,000 for the year ended December 31, 2017, $41,000 for the year ended December 31, 2016 and $88,000 for year ended December 31, 2015.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	December 31, 2017	December 31, 2016
Beginning balance	$(681)	$(554)
Provision for bad debts on trade receivables	15	(188)
Other allowances	(61)	20
Accounts receivable write offs	92	41
Ending balance	$(635)	$(681)

Note E—Inventories

Inventories consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Raw Material	$2,905	$3,331
Work in process	1,718	2,530
Finished goods	4,561	5,859
Total Inventories	$9,184	$11,720

At December 31, 2017 and December 31, 2016, inventories included write-downs of $0 and $0.2 million, respectively, related to units affected by the recall and sterilization capacity limitation.

Note F—Acquisition

On August 9, 2017, the Company completed the purchase of certain assets and assumed certain liabilities of Broad Peak Manufacturing, LLC (BPM), for approximately $6.4 million. Of the total purchase price paid, $5.8 million was in cash and $0.6 million of unregistered shares of common stock. The purchase was treated as a business combination as it met certain criteria stipulated in ASC 805 - Business Combinations. Prior to the acquisition, BPM provided substantially all of the polishing services for the Company’s femoral implant component. The Company expects the acquisition of the BPM assets will reduce the cost of polishing and improve overall gross margin.
The Company completed the BPM purchase price allocation. Of the total purchase price, approximately $2.2 million related to earn out provisions tied to certain employee retention by the Company and achieving certain cost targets that was paid into an escrow account. An additional $0.7 million could be earned by BPM if the actual cost targets are exceeded. Alternatively, the earn out provisions could be paid back to the Company if the employee retention and cost targets are not achieved. The Company's best estimate of the range of possibilities is that none of the consideration in connection with employee retention or cost targets will be returned and that less than $0.1 million of additional consideration will be earned as a result of exceeding the cost targets. These estimates are based on various considerations regarding the employee retention and the streamlined cost structure associated with the polishing processes. For the year-ended December 31, 2017, the Company's estimate of contingent consideration did not require an adjustment to the variable consideration.

Of the total purchase price of $6.4 million, $0.4 million was attributed to property and equipment, $6.0 million was attributed to goodwill and less than $0.1 million to other net assets acquired. Goodwill is primarily attributable to the future cost savings expected to arise after the acquisition and is deductible for tax purposes. The acquisition of BPM is strategically significant in reducing the manufacturing costs for the Company, however at the time of the acquisition and on December 31, 2017, the Company concluded that historical results of the BPM both individually and in the aggregate, were immaterial to the Company’s consolidated financial results and therefore additional pro-forma disclosures are not presented.

Note G—Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	December 31, 2017	December 31, 2016
Equipment	5-7	$19,331	$16,651
Furniture and fixtures	5-7	955	414
Computer and software	3	7,877	7,027
Leasehold improvements	2-8	1,830	1,294
Total property and equipment		29,993	25,386
Accumulated depreciation		(13,479)	(10,302)
Property and equipment, net		$16,514	$15,084

Depreciation expense related to property and equipment was $3.4 million, $2.9 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. In 2017, the Company recorded an impairment of $0.8 million related to the discontinuance of a software capital project. In 2016, the Company recorded $0.1 million in impairment charges in connection with certain manufacturing equipment previously purchased that was returned to the seller in exchange for a credit toward future purchase, which value is less than the book value of the equipment.

Note H—Intangible Assets
The components of intangible assets consisted of the following (in thousands):

	Estimated Useful Life (Years)	December 31, 2017	December 31, 2016
Developed technology	10	$979	$979
Accumulated amortization		(783)	(681)
Developed technology, net		196	298

License agreements	10	—	1,508
Accumulated amortization		—	(1,060)
License technology, net		—	448

Acquired favorable lease	5	15	—
Accumulated amortization		(1)	—
Acquired favorable lease, net		14	—

Intangible assets, net		$210	$746
     The Company recognized amortization expense of $0.2 million in the years ended December 31, 2017, 2016 and 2015. The weighted-average remaining life of total amortizable intangible assets is 2.2 years for the developed technology and favorable lease asset. In the year ended December 31, 2017, the Company recorded an impairment charge of $0.3 million in general and administration expense in connection with the termination of the license agreements. See “Note B —Summary of Significant Accounting Policies” to the financial statements in this Annual Report on Form 10-K for a full description of the impairment charges related to intellectual property rights licensed as part of the ImaTx spin-out transaction in 2004.

The estimated future aggregated amortization expense for intangible assets owned as of December 31, 2017 consisted of the following (in thousands):

Amortization expense
2018	$101
2019	101
2020	3
2021	3
2022	2
$210

Note I—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Accrued employee compensation	$2,989	$4,037
Deferred rent	115	101
Accrued legal expense	1,231	710
Accrued consulting expense	115	104
Accrued vendor charges	912	1,396
Accrued revenue share expense	968	992
Accrued clinical trial expense	196	256
Accrued other	1,194	896
	$7,720	$8,492

Note J—Commitments and Contingencies

Operating Leases - Real Estate

The Company maintains its corporate headquarters in a leased building located in Billerica, Massachusetts. The Company moved its corporate headquarters from Bedford, Massachusetts in April 2017. The Company maintains its manufacturing facilities in leased buildings located in Wilmington, Massachusetts and Wallingford, Connecticut.

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

The Company leases its Wilmington, Massachusetts facility under a long-term, non-cancellable lease that commenced in April 2015 and will expire in July 2022 (the "Wilmington Lease").   The Company also rents a satellite facility under short-term non-cancellable operating lease. On July 25, 2016, the Company entered into an amendment to the Wilmington Lease.  Pursuant to the amendment, the Company exercised an option in its current lease to rent an additional 18,223 square feet of space adjacent to the Company’s existing premises.  The Company took possession of the additional space in April 2017. The Company has a right to extend the term for one additional five-year period following termination of the lease in March 2022. The initial base rental rate for the additional space is $0.2 million annually, subject to 2% annual increases until the expiration of the initial term.

On August 9, 2017, the Company entered into a lease for 4,099 square feet of space in Wallingford, Connecticut which houses the polishing and passivation processes. The lease term is five years with the option to extend for two additional years beyond the original term and an additional three years past the first extension term.

The future minimum rental payments under the Company’s non-cancellable operating leases for real estate as of December 31, 2017 were as follows (in thousands):

Year	Minimum lease Payments
2018	$1,521
2019	1,558
2020	1,595
2021	1,633
2022	1,397
2023-2025	2,939
$10,643
     Rent expense of $1.7 million for the year ended December 31, 2017, $1.5 million for the year ended December 31, 2016 and $1.6 million for the year ended December 31, 2015 was charged to operations, respectively. The Company’s real estate operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method. Deferred rent was $0.8 million as of December 31, 2017, $0.3 million as of December 31, 2016 and $0.4 million and December 31, 2015.  Deferred rent is included in accrued expenses and other long-term liabilities.

License and revenue share agreements

Revenue share agreements

The Company is party to revenue share agreements with certain past and present members of its scientific advisory board under which these advisors agreed to participate on its scientific advisory board and to assist with the development of the Company’s customized implant products and related intellectual property. These agreements provide that the Company will pay the advisor a specified percentage of the Company’s net revenue, ranging from 0.1% to 1.33%, with respect to the Company’s products on which the advisor made a technical contribution or, in some cases, which the Company covered by a claim of one of its patents on which the advisor is a named inventor. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenue collected by the Company on such product sales. The

Company’s payment obligations under these agreements typically expire a fixed number of years after expiration or termination of the agreement, but in some cases expire on a product-by-product basis or expiration of the last to expire of the Company’s patents where the advisor is a named inventor that claims the applicable product.

Philipp Lang, M.D., one of the Company’s directors and former Chief Executive Officer, joined the Company’s scientific advisory board in 2004 prior to becoming an employee. The Company first entered into a revenue share agreement with Dr. Lang in 2008 when he became the Company’s Chief Executive Officer. In 2011, the Company entered into an amended and restated revenue share agreement with Dr. Lang. Under this agreement, the specified percentage of the Company’s net revenue payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of the Company’s current products, including the Company’s iUni, iDuo, iTotal CR, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The Company’s payment obligations under this agreement expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is named an inventor that claim the applicable product. These payment obligations survived the termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $1.0 million, $1.0 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board and Dr. Lang revenue share agreements of $3.7 million during the year ended December 31, 2017, representing 4.8% of product revenue, $3.5 million during the year ended December 31, 2016, representing 4.4% of product revenue, and $3.2 million during the year ended December 31, 2015, representing 5.0% of product revenue. Revenue share expense is included in research and development. See “Note L—Related Party Transactions” for further information regarding the Company’s arrangement with Dr. Lang.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The following table summarizes the Company's contractual obligations as of the year ended December 31, 2017 (in thousands):

	Payment Due by Period
	Total	Less than 1 year	Years 1 to 3	Years 3 to 5	After 5 years
Contractual Obligations (1)(2)	$1,435	$378	$756	$301	$—

(1) Represents amounts payable under our product royalty agreement, operating leases for office equipment, and a software development collaboration project with a remaining term in excess of one year.
(2) This table does not include: (a) revenue share obligations to past and present members of our scientific advisory board and one of our directors, as the amounts of such payments are not known with certainty; and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above. See "—Revenue share agreements" for a description of our revenue share arrangements.

There have been no contingent liabilities requiring accrual at December 31, 2017 or December 31, 2016.

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

On May 27, 2016, Smith & Nephew filed its answer and counterclaims in response to the Company's lawsuit, which it subsequently amended on July 22, 2016. Smith & Nephew denied that its Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe the patents asserted by the Company in the lawsuit. It also alleged two affirmative defenses: that the Company's asserted patents are invalid and that the Company is barred from relief under the doctrine of laches. In addition, Smith & Nephew asserted a series of counterclaims, including counterclaims seeking declaratory judgments that Smith & Nephew’s accused products do not infringe the Company's patents and that the Company's patents are invalid. Smith & Nephew also alleged that ConforMIS infringes ten patents owned or exclusively licensed by Smith & Nephew: two of those patents Smith & Nephew alleges are infringed by the Company's iUni and iDuo products; three of those patents Smith & Nephew alleges are infringed by the Company's iTotal products; and five of those patents Smith & Nephew licenses from Kinamed, Inc. of Camarillo, California and alleges are infringed by the Company's iUni, iDuo and iTotal products. Due to Smith & Nephew’s licensing arrangement with Kinamed, Kinamed was named as a party to the lawsuit. Smith & Nephew and Kinamed requested, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction. On March 9, 2017, the Court entered a stipulation of dismissal by the parties that dismissed from the lawsuit eight patents asserted by Smith & Nephew, including the patents involving Kinamed and two patents asserted by ConforMIS.

Between September 21, 2016 and March 1, 2017, Smith & Nephew filed sixteen petitions with the United States Patent & Trademark Office (“USPTO”) requesting Inter Partes Review of the nine patents that the Company asserted against Smith & Nephew in the lawsuit. In its petitions, Smith & Nephew alleged that the Company's patents are obvious in light of certain prior art. As of October 31, 2017, the USPTO decided to institute IPR proceedings with respect to seven of the petitions; decided to deny the requests for IPR with respect to seven of the petitions; and, with respect to the remaining two petitions, decided to institute IPR proceedings for certain of the subject patent claims and to deny the requests for the remaining subject patent claims. In total, the USPTO instituted IPR proceedings for some or all of the subject patent claims in six of the patents in the Smith & Nephew lawsuit (five patents that are currently asserted, and one of the patents that was voluntarily dismissed from the lawsuit), and denied the petitions for all subject claims in three of the patents (two patents that are currently asserted and one of the patents that was voluntarily dismissed from the lawsuit).  Smith & Nephew filed requests for rehearing in three of the petitions that were either partially or completely denied and filed requests for reexamination of two of the patents for which no IPR was instituted.  The requests for rehearing were denied.

On January 27, 2017, Smith & Nephew filed a motion seeking a stay of the Smith & Nephew Lawsuit until any requested IPRs are resolved, and the Company filed an opposition to that motion. On April 27, 2017, the Court stayed certain aspects of the proceedings and indicated that it will make a final decision on the motion to stay after the USPTO has decided more of the petitions for IPR. The Company is presently unable to predict the outcome of the motion to stay the proceedings, the instituted IPRs, the reexaminations, or the Smith & Nephew Lawsuit or to reasonably estimate a range of potential losses, if any, related thereto. An adverse outcome of some or all of the IPR proceedings, the reexaminations, or the Smith & Nephew Lawsuit could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Note K—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Oxford Finance, LLC, Term A Loan	$15,000	$—
Oxford Finance, LLC, Term B Loan	15,000
	30,000	—
Less unamortized debt issuance costs	(333)	—
Long-term debt, less debt issuance costs	$29,667	$—

Principal payments due as of December 31, 2017 consisted of the following (in thousands):

Principal Payment
2018	$—
2019	—
2020	13,750
2021	15,000
2022	1,250
Total	$30,000

2017 Secured Loan Agreement

On January 6, 2017, the Company entered into a senior secured $50 million loan and security agreement with Oxford (the "2017 Secured Loan Agreement"). Through the 2017 Secured Loan Agreement, the Company initially accessed $15 million of borrowings (the "Term A Loan"), with an additional $15 million of borrowings (the "Term B Loan"), and $20 million of borrowings, available to borrow, at its option, through December 2017 and June 2018, respectively, subject to the satisfaction of certain revenue milestones and customary drawdown conditions, which the Company does not expect will be satisfied by the end of June 2018. On March 9, 2017, the 2017 Secured Loan Agreement with Oxford was amended to include an additional revenue milestone in order for the Company to drawdown the second and third tranches.  On June 30, 2017, the 2017 Secured Loan Agreement was further amended to, among other things, amend the period during which the Company was able to borrow the second term loan under the 2017 Secured Loan Agreement, and also to amend the associated financial covenants of the Company. Amending the 2017 Secured Loan Agreement made the Term B Loan available to the Company through the earlier of (i) June 30, 2017, or (ii) an event of default under the 2017 Secured Loan Agreement. Concurrently, on June 30, 2017, the Company drew down Term B Loan. Except as modified by the amendment, all terms and conditions of the 2017 Secured Loan Agreement remain in full force and effect.  The proceeds of the Term B Loan will be used to fund the Company’s ongoing working capital needs.

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

As of December 31, 2017, the Company was not in breach of covenants under the 2017 Secured Loan Agreement.

Note L—Related Party Transactions

Vertegen

In April 2007, the Company entered into a license agreement with Vertegen, Inc., or Vertegen, which was amended in May 2015 (the “Vertegen Agreement”). Vertegen is an entity that is wholly owned by Dr. Lang, the Company’s former Chief Executive Officer. Under the Vertegen Agreement, Vertegen granted the Company an exclusive, worldwide license under specified Vertegen patent rights and related technology to make, use and sell products and services in the fields of diagnosis and treatment of articular disorders and disorders of the human spine. The Company may sublicense the rights licensed to it by Vertegen. The Company is required to use commercially reasonable efforts, at its sole expense, to prosecute the patent applications licensed to the Company by Vertegen. Pursuant to the Vertegen Agreement, the Company is required to pay Vertegen a 6% royalty on net sales of products covered by the patents licensed to the Company by Vertegen, the subject matter of which is directed primarily to spinal implants, and any proceeds from the Company enforcing the patent rights licensed to the Company by Vertegen. Such 6% royalty rate will be reduced to 3% in the United States during the five-year period following the expiration of the last-to-expire applicable patent in the United States and in the rest of the world during the five-year period following the expiration of the last-to-expire patent anywhere in the world. The Company has not sold any products subject to this agreement and has paid no royalties under this agreement. The Company has cumulatively paid approximately $150,000 in expenses as of December 31, 2017 and 2016, and$140,000 as of December 31, 2015, in connection with the filing and prosecution of the patent applications licensed to the Company by Vertegen.

The Vertegen Agreement may be terminated by the Company at any time by providing notice to Vertegen. In addition, Vertegen may terminate the Vertegen Agreement in its entirety if the Company is in material breach of the agreement, and the Company fails to cure such breach during a specified period.

Revenue share agreements

As described in Note J, the Company is a party to certain agreements with advisors to participate as a member of the Company’s scientific advisory board. In September 2011, the Company entered into an amended and restated revenue share agreement with Philipp Lang, M.D., one of the Company’s directors and former Chief Executive Officer, which amended and restated a similar agreement entered into in 2008 when Dr. Lang stepped down as chair of the Company’s scientific advisory board and became the Company’s Chief Executive Officer. This agreement provides that the Company will pay Dr. Lang a specified percentage of our net revenue, ranging from 0.875% to 1.33%, with respect to all of our current and planned products, including the Company’s iUni, iDuo, iTotal CR, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenue collected by the Company on such product sales. The Company’s payment obligations expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is a named inventor that claim the applicable product. These payment obligations survived the termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $1.0 million, $1.0 million and $0.8 million for the years ended

December 31, 2017, 2016 and 2015, respectively.

Note M—Stockholders’ Equity

Common stock

Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

Summary of common stock activity was as follows:

Shares
Outstanding December 31, 2015	41,110,127
Issuance of common stock - option & warrant exercises	1,485,401
Issuance of restricted common stock	804,019
Outstanding December 31, 2016	43,399,547
Issuance of common stock - option	535,734
Issuance of restricted common stock	1,195,196
Issuance of common stock - ATM offering	228,946
Issuance of common stock - BPM acquisition	169,096
Outstanding December 31, 2017	45,528,519
Preferred stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at December 31, 2017 and December 31, 2016.

Demand registration rights

In conjunction with the IPO, the Company entered into an Amended and Restated Information and Registration Rights Agreement effective June 29, 2015 (the “Registration Rights Agreement”), which provided, among other things, registration rights to certain investors that had held the Company's preferred stock prior to the IPO. Subject to specified limitations set forth in a registration rights agreement, at any time, the holders of at least 25% of the then outstanding registrable shares may at any time demand in writing that the Company register all or a portion of the registrable shares under the Securities Act on a Form other than Form S-3 for an offering of at least 20% of the then outstanding registrable shares or a lesser percentage of the then outstanding registrable shares provided that it is reasonably anticipated that the aggregate offering price would exceed $20 million. The Company is not obligated to file a registration statement pursuant to these rights on more than two occasions. Additionally, after such time as the Company became eligible to use Form S-3, subject to specified limitations set forth in the registration rights agreement, the holders of at least 25% of the then outstanding registrable shares became able to at any time demand in writing that the Company register all or a portion of the registrable shares under the Securities Act on Form S-3 for an offering of at least 25% of the then outstanding registrable shares having an anticipated aggregate offering price to the public, net of selling expenses, of at least $5 million (a “Resale Registration Statement”). The Company is not obligated to effect a registration pursuant to a Resale Registration Statement on more than one occasion.

Incidental registration rights

If, the Company proposes to file a registration statement in connection with a public offering of its common stock , subject to certain exceptions, the holders of registrable shares are entitled to notice of registration and, subject to specified exceptions, including market conditions, the Company will be required, upon the holder’s request, to register their then held registrable shares.

Warrants

The Company also issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No warrants were issued in the years ended December 31, 2017 and 2016. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets.     All warrants were exercisable immediately upon issuance.

Common stock warrants

The Company also issued warrants to certain investors and consultants to purchase shares of common stock.   Warrants to purchase 28,926 shares of common stock were outstanding as of December 31, 2017 and 171,783 shares of common stock were outstanding as of December 31, 2016. Outstanding warrants are currently exercisable with varying exercise expiration dates from 2020 through 2024.

Summary of common stock warrant activity was as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share	Number of Warrants Exercisable	Weighted Average Price Per Share	Weighted Average Contractual Life

Outstanding December 31, 2015	751,779	$10.30	751,779	$10.30	1.33
Exercised	(166,665)	9.00	(166,665)	9.00	—
Cancelled/expired	(413,331)	—	(413,331)	—	—
Outstanding December 31, 2016	171,783	$7.47	171,783	$7.47	1.62
Cancelled/expired	(142,857)	7.00	(142,857)	7.00	—
Outstanding December 31, 2017	28,926	$9.80	28,926	$9.80	5.66

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

plus (2) the number of shares equal to the sum of the number of shares of our common stock then available for issuance under the 2011 Plan and the number of shares of our common stock subject to outstanding awards under the 2011 Plan or under the 2004 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the least of (a) 3,000,000 shares of our common stock, (b) 3% of the number of shares of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board.  Our employees, officers, directors, consultants and advisors will be eligible to receive awards under the 2015 Plan. Incentive stock options, however, may only be granted to our employees.  Options and restricted stock awards granted under the 2015 Plan generally vest over a period of four years and expire ten years from the date of grant. As of December 31, 2017, 1,051,471 shares of common stock were available for future issuance under the 2015 Plan. Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (In Thousands)
Outstanding December 31, 2014	5,355,567	$4.87
Granted	403,086	12.20
Exercised	(383,458)	2.10	$5,691
Expired	(30,876)	5.97
Cancelled/Forfeited	(95,990)	7.42
Outstanding December 31, 2015	5,248,329	$5.56	$61,741
Granted	179,178	8.78
Exercised	(1,467,692)	2.78	8,219
Expired	(81,251)	9.70
Cancelled/Forfeited	(88,524)	9.93
Outstanding December 31, 2016	3,790,040	$6.60	$8,547
Granted	963,350	4.95
Exercised	(535,734)	3.94	1,688
Expired	(466,210)	7.17
Cancelled/Forfeited	(123,451)	6.54
Outstanding December 31, 2017	3,627,995	$6.48	$96

Total vested and exercisable	2,696,151	$6.66	$96

The total fair value of stock options that vested during the year ended December 31, 2017 was $1.6 million. The weighted average remaining contractual term for the total stock options outstanding was 5.83 years at December 31, 2017. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.69 years at December 31, 2017. Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2014	—	$—
Granted	174,530	22.31
Unvested December 31, 2015	174,530	22.31
Granted	873,589	8.61
Vested	(66,839)	17.72
Forfeited	(69,570)	11.83
Unvested December 31, 2016	911,710	$10.32
Granted	1,421,364	4.20
Vested	(767,785)	7.11
Forfeited	(226,168)	7.36
Unvested December 31, 2017	1,339,121	$6.06
The total fair value of restricted common stock awards that vested during the year ended December 31, 2017 was $5.5 million.

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

The weighted average fair value of options granted was $2.49 for the year ended December 31, 2017, $4.46 for the year ended December 31, 2016 and $5.52 for the year ended December 31, 2015.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.10% - 2.30%	1.98%	1.37% - 1.77%
Expected term (in years)	6.02 - 6.25	6.25	5.47 - 6.45
Dividend yield	—%	—%	—%
Expected volatility	51.00% - 53.00%	51.00%	49.00% - 50.00%
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
Forfeitures.    Effective January 1, 2017, the Company elected to change its accounting policy to recognize forfeitures as they occur in accordance with ASU 2016-09, "Compensation - Stock Compensation". Prior to this election, the Company recognized share-based compensation net of estimated forfeitures over the vesting period of the respective grant.
     Stock-based compensation expense was $6.0 million, $5.3 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.  The following is a summary of stock-based compensation expense (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenue	$441	$333	$239
Sales and marketing	919	1,197	730
Research and development	1,920	1,466	784
General and administrative	2,768	2,328	1,854
	$6,048	$5,324	$3,607
     At December 31, 2017, the Company had $2.6 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 3.11 years. At December 31, 2017, the Company had $6.5 million of total unrecognized compensation expense for restricted awards recognized over a weighted average period of 2.94 years.

Note N—Income Taxes

The Company files U.S. federal and state tax returns as well as foreign income tax returns. The Company has accumulated significant losses since its inception in 2004. For financial reporting purposes, income (loss) before income taxes for the years ended December 31, 2017, 2016 and 2015 include the following components (in thousands):

	Years ended December 31,
	2017	2016	2015
Loss before income taxes:
U.S.	$(53,274)	$(51,576)	$(50,155)
Non‑U.S.	(144)	(5,949)	(7,050)
	$(53,418)	$(57,525)	$(57,205)
Significant components of the provision for income taxes for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	125	63	41
	125	63	41
Deferred:
Federal	31	—	—
State	6	—	—
Foreign	—	—	—
	37	—
Total	$162	$63	$41
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

	Years ended December 31,
	2017	2016	2015
Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal benefits	(3.12)	(2.70)	(2.27)
Permanent items	1.96	0.42	1.52
Tax credit	(1.35)	(1.06)	(0.85)
Change in valuation allowance	(54.85)	33.95	31.07
Foreign rate differential	(0.17)	1.04	1.68
Rate change	90.78	(0.06)	0.01
Uncertain tax positions	0.41	2.06	2.21
Other	0.64	0.46	0.70
	0.30%	0.11%	0.07%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
On December 22, 2017, the Tax Act was signed into law. The new law did not have a significant impact on the Company’s consolidated financial statements for the year ended December 31, 2017 because it maintains a valuation allowance on the majority of its net operating losses and other deferred tax assets. However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in increases to the amounts reflected

“Provision for (benefit from) income taxes attributable to valuation allowances” and “Rate change” captions for the year ended December 31, 2017 in the Company’s tax reconciliation table above compared to those amounts disclosed for the years ended December 31, 2016 and 2015.

Significant components of the Company’s deferred tax assets (liabilities) consisted of the following (in thousands):

	Years ended December 31,
	2017	2016
Deferred tax assets:
Federal and state net operating loss carryforwards	$90,437	$115,719
Foreign net operating loss carryforwards	2,561	2,561
Accrued expenses	157	280
Credits	6,055	5,091
Deferred revenue	1,068	1,709
Stock compensation expense	1,805	2,946
Other	2,111	2,757
Total deferred tax assets	104,194	131,063
Valuation allowance	(103,430)	(130,005)
Net deferred tax assets	764	1,058
Deferred tax liabilities:
Fixed assets	(664)	(841)
Intangibles	(134)	(217)
Other	(3)	—
Net deferred tax liabilities	(801)	(1,058)
Net deferred tax liabilities	$(37)	$—
A valuation allowance is required to reduce the deferred tax assets reported if, based on weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, the Company determined that a $103.4 million valuation allowance at December 31, 2017 was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year was $26.6 million.
The Company provided a valuation allowance for the full amount, with the exception of the naked credit related to goodwill amortization, of its net deferred tax asset for all periods because realization of any future tax benefit cannot be sufficiently assured as the Company does not expect income in the near term.
At December 31, 2017, the Company had approximately $373.6 million of federal net operating loss carryforwards and approximately $198.9 million of state net operating loss carryforwards that if not utilized, will begin to expire in 2020 for federal tax purposes and continue to expire at various dates starting in 2018 for state tax purposes. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depends predominantly upon having taxable income.
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

The Company also had foreign net operating losses of approximately $25.0 million as of December 31, 2017, which may be available to offset future income recognized in the Federal Republic of Germany. The net operating losses in Germany have indefinite carryforward periods.
The Company has adopted the accounting guidance related to uncertainty in income taxes. The total liability for unrecognized income tax benefits was approximately $5.1 million as of December 31, 2017, $4.9 million as of December 31, 2016 and $3.7 million of December 31, 2015. Of the total liability at December 31, 2017 and 2016, $4.9 million and $4.8 million, respectively, were netted against deferred tax assets. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company does not expect any significant changes in the next 12 months.
The reconciliation below summarized the Company's unrecognized tax benefits for the respective periods. These amounts primarily relate to transactions between the Company and its foreign subsidiaries, including accrued interest.

	Years ended December 31,
	2017	2016	2015
Unrecognized tax benefits beginning of year	$4,918	$3,730	$2,466
Gross change for current year positions	219	1,187	1,264
Unrecognized tax benefits end of the year	$5,136	$4,918	$3,730
As of December 31, 2017, the Company was open to examination in the U.S. federal and certain state jurisdictions for all of the Company’s tax years since the net operating losses may potentially be utilized in future years to reduce taxable income. The Company has been audited in Germany through 2015. The net operating loss carryforward from periods prior to 2015 may be utilized against taxable income in future periods and the net operating loss carryforward can be challenged at that time.
At December 31, 2017, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

ASU No. 2016-09, "Compensation - Stock Compensation", was issued and adopted in January 2017. ASU 2016-09 eliminates APIC pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, modified retrospective adoption of ASU 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before the Company can recognize them and therefore, it has accounted for a cumulative-effect adjustment of $7.7 million during the twelve months ended December 31, 2017 to record excess tax benefits.  Since the Company has a full valuation allowance on all deferred taxes, this has no impact on retained earnings or the tax position of the Company.

On December 22, 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company has remeasured its deferred tax positions as of December 31, 2017 at the new enacted tax rate, resulting in a decrease to deferred tax assets in 2017 in the amount of $48.5 million.  Since the Company has a valuation allowance on its deferred tax assets, there is no impact on current tax expense. For deferred taxes purposes, the Company recorded a benefit of approximately $19,000 due to the revaluation of the deferred tax liability hanging credit. These amounts are estimates and may change as U.S. treasury regulations and administrative guidance have not been finalized as of the date of this Form 10-K. The Company will continue to review the impact of these limitations as regulatory guidance is issued. The Company has an accumulated deficit from its foreign operations and does not have an associated liability from the repatriation tax on accumulated earnings in the Tax Act. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The Company's accounting treatment is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. As of December 31, 2017, foreign earnings, which were not significant, have been retained indefinitely by the Company's foreign subsidiaries for reinvestment.

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

Geographic information consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Product Revenue
United States	$64,390	$62,366	$47,223
Germany	11,217	14,701	13,795
Rest of World	1,493	1,854	1,773
	$77,100	$78,921	$62,791

	December 31,
	2017	2016
Property and equipment, net
United States	$16,424	$14,971
Rest of World	90	113
	$16,514	$15,084

Note P —Employee Savings Plan

We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 80% of eligible earnings, subject to annual limits. We make contributions to the plan in an amount equal to 50% of elective deferrals on up to 4% of the participant’s eligible earnings. We contributed approximately $457,000, $478,000 and $400,000 to the plan during the years ended December 31, 2017, 2016 and 2015, respectively.

Note Q —Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenue	$20,751	$18,425	$18,484	$20,455
Gross profit	8,757	7,314	6,248	6,495
Net loss	(11,858)	(12,472)	(12,090)	(17,160)
Net loss per share - basic and diluted	$(0.27)	$(0.29)	$(0.28)	$(0.40)

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$21,673	$18,643	$19,333	$20,250
Gross profit	8,045	5,998	6,001	6,663
Net loss	(15,740)	(12,762)	(14,052)	(15,034)
Net loss per share - basic and diluted	$(0.37)	$(0.31)	$(0.34)	$(0.37)

Note R—Subsequent Events

2018 COMMON STOCK OFFERING

On January 29, 2018, the Company closed an offering of its common stock off of the Shelf Registration Statement and issued and sold 15,333,333 shares of its common stock (including 2,000,000 shares of common stock issued in connection with the exercise in full by the underwriters of their over-allotment option) at a public offering price of $1.50 per share, for aggregate net proceeds of approximately $21.3 million. The Company intends to use the net proceeds of the offering of the shares for general corporate purposes, which may include research and development costs, sales and marketing costs, clinical studies, manufacturing development, the acquisition or licensing of other businesses or technologies, repayment and refinancing of debt, including the Company's secured term loan facility, working capital and capital expenditures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company's internal controls and procedures over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 9, 2018, we entered into second amendments of our employment agreements with Paul Weiner, our Chief Financial Officer, and Daniel Steines, our Chief Technical Officer (the “Amendments”). These Amendments are effective as of March 9, 2018 and provide clarification that upon a termination by the executive for good reason or a termination by the Company other than for cause, the Company will pay the executive (i) any bonus accrued by the Company or approved by the board of directors for the year prior to such termination, unless already paid, and (ii) a bonus determined by the board of directors for the year in which such termination occurs, with all targets, goals, milestones and other contingencies deemed to have been met by the Company and the executive for such year.

The foregoing description is qualified in its entirety by reference to the text of the Amendments filed as exhibits 10.41 and 10.42 hereto.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers

The other information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Bradley Langdale is the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the NASDAQ Global Market.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statement

For a list of consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page 84 of this Annual Report on Form 10-K, incorporated into this item by reference.

2. Financial Statement Schedules:

No financial statement schedules have been submitted because they are not required or are not applicable because the information the required is included in the consolidated financial statements or the notes thereto.

3. Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page, which Exhibit Index is incorporated herein by reference.

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
10.12+
Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.13+
Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.14+
Form of Restricted Stock Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 18, 2015)

10.15+
Amended and Restated Employment Agreement, dated as of May 21, 2015, between the Registrant and Paul Weiner, together with the Employee Confidential Information, Inventions and Non-Competition Agreement, dated as of May 21, 2015, between the Registrant and Paul Weiner (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.16+
Amended and Restated Employment Agreement, dated as of May 21, 2015, between the Registrant and Daniel Steines, together with the Amended and Restated Employee Confidential Information, Inventions and Non-Competition Agreement, dated as of June 10, 2015, between the Registrant and Daniel Steines (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 11, 2015)

10.17+
Amended and Restated Employment Agreement, dated as of May 21, 2015, between the Registrant and David Cerveny, together with the Employee Confidential Information, Inventions and Non-Competition Agreement, dated as of May 21, 2015, between the Registrant and David Cerveny (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.18+
Amended and Restated Employment Agreement, dated as of May 21, 2015, between the Registrant and Robert Law III, together with the Employee Confidential Information, Inventions and Non-Competition Agreement, dated as of May 21, 2015, between the Registrant and Robert Law III (incorporated by reference to Exhibit 10.27 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.19+
Amended and Restated Revenue Sharing Agreement, dated as of September 2, 2011, between the Registrant and Philipp Lang (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.20+
Amended and Restated Employee Confidential Information, Inventions and Non-Competition Agreement, effective as of January 14, 2015, between the Registrant and Philipp Lang (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.21+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)
10.22
Lease Agreement, dated as of August 20, 2014, between the Registrant and Wakefield Investments, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.23
Sublease, dated as of May 30, 2012, between the Registrant and Reveal Imaging Technologies, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.24
First Amendment to Lease dated July 25, 2016 between Wakefield Investments, Inc. and Registrant for 600 Research Drive, Wilmington, Massachusetts (incorporated herein by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2016, filed with the Securities and Exchange Commission on March 8, 2017, File No, 001-37474)

10.25
Lease dated September 19, 2016 between Technology Park I Limited Partnership and Registrant for 600 Technology Park Drive, Billerica, Massachusetts (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the Securities and Exchange Commission on November 10, 2016, File No. 001-37474)

10.26
License Agreement, effective as of April 10, 2007, between the Registrant and Vertegen, Inc., as amended by First Amendment to License Agreement, dated as of May 20, 2015, between the Registrant and Vertegen, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 11, 2015)

10.27
Sponsor Designee Recommendation Agreement, dated as of May 21, 2015, between the Registrant and Procific (incorporated by reference to Exhibit 10.29 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.28†
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

10.31	Summary of Compensatory Arrangements of Certain Officers (incorporated by reference to the Registrant’s Form 8-K filed on February 9, 2016, File No. 001-37474)
10.32+
Employment Agreement, dated October 19, 2016, by and between the Registrant and Mark A. Augusti, as amended and restated effective December 2, 2016 (incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2016, filed with the Securities and Exchange Commission on March 8, 2017, File No, 001-37474)

10.33
Distribution Agreement, dated May 10, 2017, by and between ConforMIS, Inc. and Canaccord Genuity Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the Securities and Exchange Commission on May 10, 2017, File No, 001-37474)

10.34
Loan and Security Agreement, dated January 6, 2017, by and between ConforMIS, Inc. and Oxford Finance, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37474) filed on January 9, 2017)

10.35
First Amendment to Loan and Security Agreement, dated March 9, 2017, by and among Registrant and Oxford Finance LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37474) filed on May 10, 2017)

10.36
Agreement Regarding Sublease dated April 13, 2017 between CCC Investors, LLC and Registrant for 28 Crosby Drive, Bedford, Massachusetts incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37474) filed on May 10, 2017)

10.37
Second Amendment to Loan and Security Agreement, dated June 30, 2017, by and among Registrant and Oxford Finance LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37474) filed on July 3, 2017)

10.38†
Asset Purchase Agreement dated August 9, 2017, by and between ConforMIS, Inc. and Broad Peak Manufacturing, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37474) filed on November 9, 2017)

10.39+
Amendment to Employment Agreement dated September 14, 2017, by and between ConforMIS, Inc. and Mark Augusti, its President and Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37474) filed on November 9, 2017)

10.40*	Third Amendment to Loan and Security Agreement, dated December 18, 2017, by and among Registrant and Oxford Finance LLC
10.41+*	Second Amendment to the Amended and Restated Employment Agreement dated March 9, 2018, by and between ConforMIS, Inc. and Paul S. Weiner
10.42+*	Second Amendment to the Amended and Restated Employment Agreement dated March 9, 2018, by and between ConforMIS, Inc. and Daniel Steines
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 10.21. to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	Indicates management contract or plan.
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

 Date: March 9, 2018

CONFORMIS, INC.
By:	/s/Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Mark A. Augusti
Mark A. Augusti	President and Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2018
/s/Paul Weiner
Paul Weiner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2018
/s/Kenneth Fallon III
Kenneth Fallon III	Chairman of the Board of Directors	March 9, 2018
/s/Philip W. Johnston
Philip W. Johnston	Director	March 9, 2018

Philipp Lang, M.D.	Director	March 9, 2018
/s/Bradley Langdale
Bradley Langdale	Director	March 9, 2018
/s/Richard Meelia
Richard Meelia	Director	March 9, 2018
/s/Michael Milligan
Michael Milligan	Director	March 9, 2018