Form 10-Q
period 2018-03-31
ConforMIS Inc
filed 2018-05-04
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
 ConforMIS, Inc.
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
☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2018, there were 60,910,197 shares of Common Stock, $0.00001 par value per share, outstanding.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$38,078	$18,348
Investments	19,204	26,880
Accounts receivable, net	12,089	13,200
Inventories	8,179	9,184
Prepaid expenses and other current assets	2,231	2,246
Total current assets	79,781	69,858
Property and equipment, net	16,890	16,514
Other Assets
Restricted cash	462	462
Intangible assets, net	185	210
Goodwill	6,731	6,731
Other long-term assets	23	23
Total assets	$104,072	$93,798

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,391	$4,891
Accrued expenses	9,022	7,720
Deferred revenue	—	305
Total current liabilities	13,413	12,916
Other long-term liabilities	648	651
Deferred tax liabilities	20	37
Deferred revenue	—	4,014
Long-term debt, less debt issuance costs	29,694	29,667
Total liabilities	43,775	47,285
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at March 31, 2018 and December 31, 2017; 60,838,526 and 45,528,519 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	508,767	486,570
Accumulated deficit	(444,303)	(436,821)
Accumulated other comprehensive (loss) income	(4,168)	(3,236)
Total stockholders’ equity	60,297	46,513
Total liabilities and stockholders’ equity	$104,072	$93,798
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue
Product	$19,483	$20,379
Royalty	173	76
Total revenue	19,656	20,455
Cost of revenue	10,869	13,960
Gross profit	8,787	6,495

Operating expenses
Sales and marketing	10,411	10,816
Research and development	4,694	4,560
General and administrative	6,140	8,458
Total operating expenses	21,245	23,834
Loss from operations	(12,458)	(17,339)

Other income and expenses
Interest income	140	103
Interest expense	(735)	(307)
Foreign currency exchange transaction income	1,085	390
Total other income (expenses), net	490	186
Loss before income taxes	(11,968)	(17,153)
Income tax provision	33	7

Net loss	$(12,001)	$(17,160)

Net loss per share - basic and diluted	$(0.22)	$(0.40)

Weighted average common shares outstanding - basic and diluted	54,741,828	42,874,743

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(12,001)	$(17,160)
Other comprehensive income (loss)
Foreign currency translation adjustments	(939)	(354)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	7	(9)
Comprehensive loss	$(12,933)	$(17,523)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,001)	$(17,160)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	948	843
Stock-based compensation expense	873	1,292
Provision for bad debts on trade receivables	(20)	29
Non-cash interest expense	27	14
Amortization/accretion on investments	33	75
Deferred tax	(17)	—
Changes in operating assets and liabilities:
Accounts receivable	1,331	1,594
Inventories	1,005	337
Prepaid expenses and other assets	15	1,094
Accounts payable and accrued liabilities	802	677
Deferred royalty revenue	—	(76)
Other long-term liabilities	(2)	(3)
Net cash used in operating activities	(7,006)	(11,284)

Cash flows from investing activities:
Acquisition of property and equipment	(1,300)	(1,456)
(Decrease)/increase in restricted cash	—	(462)
Purchase of investments	(3,244)	(13,570)
Maturity of investments	10,895	9,625
Net cash provided/(used) in investing activities	6,351	(5,863)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	1,933
Debt issuance costs	—	(297)
Proceeds from issuance of debt	—	15,000
Net proceeds from issuance of common stock	21,324	—
Net cash provided by financing activities	21,324	16,636
Foreign exchange effect on cash and cash equivalents	(939)	(354)
Increase/(decrease) in cash and cash equivalents	19,730	(865)
Cash and cash equivalents, beginning of period	18,348	37,257
Cash and cash equivalents, end of period	$38,078	$36,392

Supplemental information:
Cash paid for interest	598	307

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

These consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, bank debt and convertible debt financings, equity financings, equipment purchase loans, and product revenue beginning in 2007. The Company has not yet attained profitability and continues to incur operating losses and negative operating cash flows, which adversely impacts the Company's ability to continue as a going concern. At March 31, 2018, the Company had an accumulated deficit of $444.3 million and cash and cash equivalents, and investments of $57.3 million, and $0.5 million in restricted cash allocated to lease deposits.

On January 6, 2017, the Company entered into a senior secured $50 million loan and security agreement (the "2017 Secured Loan Agreement") with Oxford Finance LLC ("Oxford"), consisting of three term loans. Through the term loan facility with Oxford, the Company accessed the initial $15 million of borrowings at closing and another $15 million of borrowings on June 30, 2017, with an additional $20 million available to borrow, at its option, through June 2018, subject to the satisfaction of certain revenue milestones and customary drawdown conditions, which the Company does not expect will be satisfied by the end of June 2018. For further information regarding this facility, see “Note J-Debt and Notes Payable Secured Loan Agreement” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

In January 2017, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allows the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On May 10, 2017, the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”), for the sale and issuance of up to $50 million of its common stock and entered into a Distribution Agreement with Canaccord Genuity Inc. (“Canaccord”), pursuant to which Canaccord agreed to sell shares of the Company's common stock from time to time, as our agent, in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. The Company is not obligated to sell any shares under the Distribution Agreement. As of March 31, 2018, the Company has sold 228,946 Shares under the Distribution Agreement resulting in net proceeds of $1.0 million.

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

              The Company anticipates that its principal sources of funds in the future will be revenue generated from the sale of its products, potential future capital raises through the issuance of equity or other securities, revenue that may be generated in connection with licensing its intellectual property, and potentially borrowings under its 2017 Secured Loan Agreement. The Company expects that its existing cash and cash equivalents as of March 31, 2018, including borrowings made under its 2017 Secured Loan Agreement, coupled with the $21.3 million of net proceeds from the 2018 Common Stock Offering, and anticipated revenue from operations, will enable the Company to fund its operating expenses and capital expenditure requirements and pay its debt service as it becomes due for at least the next 12 months from the date of filing.  Management has based this expectation on assumptions that may prove to be wrong, such as the revenue that it expects to generate from the sale of its products and the gross profit the Company expects to generate from that revenue, and it could use its capital resources sooner than expected. In the event the Company’s resources are not sufficient to fund its operations, the Company may need to engage in equity or debt financings to secure additional funds. The Company may not be able to obtain additional financing on terms favorable to the Company, or at all.

Basis of presentation and use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates used in these consolidated financial statements include, revenue recognition, accounts receivable valuation, inventory reserves, goodwill valuation, intangible valuation, purchase accounting, impairment assessments, equity instruments, stock compensation, income tax reserves and related allowances, and the lives of property and equipment. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Unaudited Interim Financial Information

The accompanying Interim Consolidated Financial Statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2018, results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

Our financial results are affected by the selection and application of accounting policies and methods. Except for the adoption of ASU 2014-9 "Revenue from Contracts with Customers" ("Topic 606" or "ASC 606") described below in "Revenue Recognition", there were no material changes in the three months ended March 31, 2018 to the application of significant accounting policies and estimates as described in our audited consolidated financial statements for the year ended December 31, 2017.

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

For the three months ended March 31, 2018 and 2017, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of total gross receivable balance as of March 31, 2018 or December 31, 2017.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc. ("ImaTx"), ConforMIS Europe GmbH, ConforMIS UK Limited and ConforMIS Hong Kong Limited. All intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. The Company’s cash equivalents consist of demand deposits, money market accounts, and repurchase agreements on deposit with certain financial institutions, in addition to cash deposits in excess of federally insured limits. Demand deposits are carried at cost which approximates their fair value. Money market accounts are carried at fair value based upon level 1 inputs. Repurchase agreements are valued using level 2 inputs. See “Note C-Fair Value Measurements” below. The associated risk of concentration is mitigated by banking with credit worthy financial institutions. The Company had $1.4 million and $2.2 million as of March 31, 2018 and December 31, 2017, respectively, held in foreign bank accounts that are not federally insured. In addition, the Company has recorded restricted cash of $0.5 million as of March 31, 2018 and December 31, 2017. Restricted cash consisted of security provided for lease obligations.

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

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or market value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three months ended March 31, 2018 and 2017, the Company recognized provisions in cost of revenue of $0.5 million and $0.6 million, respectively, to adjust its inventory value to the lower of cost or market for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

On August 9, 2017, the Company completed the purchase of certain assets and assumed certain liabilities of Broad Peak Manufacturing, LLC ("BPM"). The Company completed the BPM purchase price allocation. Of the total purchase price, approximately $2.2 million related to earn out provisions tied to certain employee retention by the Company and achieving certain cost targets that was paid into an escrow account. An additional $0.7 million could be earned by BPM if the actual cost targets are exceeded. Alternatively, the earn out provisions could be paid back to the Company if the employee retention and cost targets are not achieved. The Company's best estimate of the range of possibilities at the time of the acquisition was that none of the consideration related to the employee retention will be returned and that less than $0.1 million of additional consideration will be earned as a result of exceeding the cost targets. For the three months ended March 31, 2018, the Company's estimate of contingent consideration did not require an adjustment to the variable consideration.

Intangibles and other long-lived assets
     Intangible assets consist of developed technology and a favorable lease asset from the Company's acquisition of BPM in August 2017. Intangible assets are carried at cost less accumulated amortization. The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets. Furthermore, periodically the Company assesses whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the three months ended March 31, 2018 and 2017, no such impairment charges were recognized.

Goodwill
     Goodwill relates to amounts that arose in connection with the acquisition of ImaTx, Inc. in 2009 and the acquisition of BPM in August 2017. The Company tests goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets may be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. When testing goodwill for impairment, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the one-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the one-step goodwill impairment test will be performed. If the one-step approach is performed, the Company will estimate fair value of the reporting unit using the market approach to compare the Company's market capitalization with the carrying amount of its net assets on the date of the test, since the Company only has one reporting unit. An impairment of goodwill is recognized when the carrying amount exceeds the fair value.   During the Company's 2017 annual impairment test and the test repeated in the first quarter of 2018, the Company's qualitative analysis indicated that a step one analysis is required to determine the fair value of the reporting unit. The Company used the market approach noting the reporting unit's fair value was substantially in excess of its carrying value.

 Revenue recognition
Adoption of ASC Topic 606, Revenue from Contracts with Customers
The Company adopted ASU No. 2014-9, “Revenue from Contracts with Customers (ASC 606)” as of January 1, 2018. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and recognizes revenue when (or as) the entity satisfies a performance obligation.

Based on the Company's assessment, generally revenue recognition from the sale of its products to customers effectively remains unaffected by the adoption of ASC 606. The assessment of the royalty revenue associated with the Company's 2015 license agreements previously entered into with Wright Medical Group Inc. and MicroPort Orthopedics, Inc. was affected by the adoption of ASC 606. Previously, under ASC 605, the Company recognized an initial $5.1 million, in aggregate, as deferred royalty revenue under these agreements, to be recognized ratably through 2031. The Company's analysis of these contracts indicated that under ASC 606 the licenses are functional and thus revenue would have been recognized in full on the execution date. Further the on-going royalty from MicroPort was previously recognized as royalty revenue upon receipt of payment. Under ASC 606, royalty is recognized in the period the sale occurred. The Company elected to apply the adoption of ASU 2014-09 using the modified retrospective method for contracts that were not complete as of December 31, 2017, resulting in an adjustment to the 2018 opening balance of accumulated deficit to recognize the deferred royalty revenue immediately. Comparative information has not been restated and continues to be reported under the accounting policy in effect for those periods, including ASC 605, Revenue Recognition. For more information about revenue recognition prior to January 1, 2018, refer to "Note B - Summary of Significant Accounting Policies-Revenue recognition" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following table summarizes the balance sheet adjustments upon adoption of ASC 606 (in thousands):

	As Reported December 31, 2017	Balance at January 1, 2018	ASC 606 Adjustment
Current Assets
Accounts receivable, net	13,200	13,400	200	(1)
Current liabilities
Deferred revenue	305	—	(305)	(2)
Long-term liabilities
Deferred revenue	4,014	—	(4,014)	(2)
Stockholders’ equity
Accumulated deficit	(436,821)	(432,302)	4,519	(1),(2)
(1) MicroPort sales-based royalty recognized in period earned under Topic 606, previously recognized when cash received and amortization of deferred royalty revenue.
(2) Wright Medical and MicroPort royalty deferred and recognized ratably through 2031 under Topic 605, recognized in full at contract inception date under Topic 606.

The following table summarizes the effect of ASC 606 on the Company's consolidated financial statements as of March 31, 2018 (in thousands, except per share amounts):

Balance Sheet as of March 31, 2018	As Reported	Pro-forma (1)	Effect

Current Assets
Accounts receivable, net	12,089	11,916	173	(2)
Current liabilities
Deferred revenue	—	305	(305)	(3)
Long-term Liabilities
Deferred revenue	—	3,938	(3,938)	(3)
Stockholders’ equity
Accumulated deficit	(444,303)	(448,719)	4,416	(2),(3)

Statement of Operations for the three months ended March 31, 2018	As Reported	Pro-forma (1)	Effect
Revenue
Royalty	173	276	(103)	(2),(3)
Net loss	$(12,001)	$(11,898)	$(103)	(2),(3)
Net loss per share - basic and diluted	$(0.22)	$(0.22)	$—

Cash Flows for the three months ended March 31, 2018	As Reported	Pro-forma (1)	Effect
Cash flows from operating activities:
Net loss	$(12,001)	$(11,898)	$(103)	(2),(3)
Changes in operating assets and liabilities	3,151	3,254	103	(2),(3)
(1) Pro-forma balances without adoption of ASC 606.
(2) MicroPort sales-based royalty recognized in period earned under Topic 606, previously recognized when cash received and amortization of deferred royalty revenue.
(3) Wright Medical and MicroPort royalty deferred and recognized ratably through 2031 under Topic 605, recognized in full at contract inception date under Topic 606.

Revenue Recognition
Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2018. Payment is typically due between 30 - 60 days from invoice.

To the extent that the transaction price includes variable consideration, such as prompt-pay discounts or rebates, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Actual amounts of consideration ultimately received may differ from the Company's estimates. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on observable prices or a cost-plus margin approach when one is not available. Revenue is recognized at the time the related performance obligation is satisfied by transferring control of a promised good or service to a customer. The Company's performance obligations are satisfied at the same time, typically upon surgery, therefore, product revenue is recognized at a point in time upon completion of the surgery. Since the Company does not have contracts that extend beyond a duration of one year, there is no transaction price related to performance obligations that have not been satisfied.

Certain customer contracts include terms that allow the Company to bill for orders that are cancelled after the product is manufactured and could result in revenue recognition over time. However, the impact of adopting over time revenue recognition was deemed immaterial.

The Company does not have any contract assets or liabilities with customers. Unconditional rights to consideration are reported as receivables. Incidental items that are immaterial in the context of the contract are recognized as expense.

Disaggregation of Revenue
See "Note M-Segment and Geographic Data" for disaggregated product revenue by geography.

Variable Consideration
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from rebates that are offered within contracts between the Company and some of its customers. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

The following table summarizes activity for rebate allowance reserve for the three months ended March 31, 2018 (in thousands):

March 31, 2018
Beginning Balance	$119
Provision related to current period sales	42
Adjustment related to prior period sales	(8)
Payments or credits issued to customer	(35)
Ending Balance	$118

Costs to Obtain and Fulfill a Contract
The Company currently expenses commissions paid for obtaining product sales. Sales commissions are paid following the manufacture and implementation of the implant. Due to the period being less than one year, the Company will apply the practical expedient, whereby the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in sales and marketing expense. Further, the Company incurs costs to buy, build, replenish, restock, sterilize and replace the reusable instrumentation trays associated with the sale of its products and services. The reusable instrument trays are not contract specific and are used for multiple contracts and customers, therefore does not meet the criteria to capitalize under ASC 606.

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g. when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.4 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

Segment reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s chief operating decision-maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business segment and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the aggregate Company level. Accordingly, in light of the Company’s current product offerings, management has determined that the primary form of internal reporting is aligned with the offering of the Conformis customized joint replacement products and that the Company operates as one segment. See “Note M—Segment and Geographic Data”.

Comprehensive loss
     At March 31, 2018 and 2017, accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized gain and loss of available-for-sale securities, net of tax. The following table summarizes accumulated beginning and ending balances for each item in Accumulated other comprehensive income (loss) (in thousands):

	Foreign currency translation adjustments	Change in unrealized gain (loss) on available-for-sale securities, net of tax	Accumulated other comprehensive income (loss)
Balance December 31, 2017	$(3,203)	$(33)	$(3,236)
Change in period	(939)	7	(932)
Balance March 31, 2018	$(4,142)	$(26)	$(4,168)

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

The Company has operations in Germany. The operating results of German operations will be permanently reinvested in that jurisdiction. As a result, the Company has only provided for income taxes at local rates when required.

The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $33,000 and $7,000 for the three months ended March 31, 2018 and 2017, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2018 and March 31, 2017, a cumulative balance of $26,000 and $15,000 of interest and penalties have been accrued, respectively.

In December 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of H.R.1.  The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The Company has an accumulated deficit from its foreign operations and does not have an associated liability from the repatriation tax on accumulated earnings in H.R.1.  The ultimate impact to the Company may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of H.R.1.  The Company’s accounting treatment is expected to be complete when the 2017 U.S. corporate income tax return is filed in the second half of 2018.

At March 31, 2018, the Company's foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment.  Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries.

Medical device excise tax
     The Company has been subject to the Health Care and Education Reconciliation Act of 2010 (the “Act”), which imposes a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Under the Act, a taxable medical device is any device defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act, intended for humans, which includes an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which meets certain requirements. The Consolidated Appropriations Act of 2016 includes a two-year moratorium on the medical device excise tax, which moratorium suspended taxes on the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. On January 22, 2018, legislation was passed that suspends the medical device excise tax for sales in 2018 and 2019. The tax is not scheduled to take effect again until sales on or after January 1, 2020. It is unclear at this time if the suspension will be further extended, and we are currently subject to the tax after December 31, 2019. As such, the Company did not incur medical device excise tax expense during the three months ended March 31, 2018 and 2017.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
(in thousands, except share and per share data)	2018	2017
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(12,001)	$(17,160)
Denominator:
Denominator for basic loss per share:
Weighted average shares	54,741,828	42,874,743
Basic loss per share attributable to Conformis, Inc. stockholders	$(0.22)	$(0.40)
Diluted loss per share attributable to Conformis, Inc. stockholders	$(0.22)	$(0.40)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2018	2017
Stock options and restricted stock awards	44,564	863,228

Recent accounting pronouncements
     In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This ASU amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2019.

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

The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$10,834	$—	$—	$10,834	$10,834	$—
Level 1 securities:
Money market funds	24,746	—	—	24,746	24,746	—
U.S. treasury bonds	5,752	—	(3)	5,749	—	5,749
Level 2 securities:
Corporate bonds	2,517	—	(5)	2,512	—	2,512
Commercial paper	3,741	—	—	3,741	2,498	1,243
Agency bond	9,718	—	(18)	9,700	—	9,700
Total	$57,308	$—	$(26)	$57,282	$38,078	$19,204

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$9,849	$—	$—	$9,849	$9,849	$—
Level 1 securities:
Money market funds	3,499	—	—	3,499	3,499	—
U.S. treasury bonds	9,243	—	(4)	9,239	—	9,239
Level 2 securities:
Corporate bonds	4,935	—	(6)	4,929	—	4,929
Agency bonds	12,734	—	(22)	12,712	—	12,712
Repurchase agreement	5,000	—	—	5,000	5,000	—
Total	$45,260	$—	$(32)	$45,228	$18,348	$26,880
(1) Contractual maturity due within one year.

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Total receivables	$12,643	$13,835
Allowance for doubtful accounts and returns	(554)	(635)
Accounts receivable, net	$12,089	$13,200

Accounts receivable included unbilled receivable of $1.9 million and $1.4 million at March 31, 2018 and December 31, 2017, respectively. Write-offs related to accounts receivable were approximately $25,000 and $8,000 for the three months ended March 31, 2018 and 2017, respectively.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	March 31, 2018	December 31, 2017
Beginning balance	(635)	(681)
Provision for bad debts on trade receivables	20	15
Other allowances	36	(61)
Accounts receivable write offs	25	92
Ending balance	$(554)	$(635)

Note E—Inventories

Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw Material	$3,012	$2,905
Work in process	1,561	1,718
Finished goods	3,606	4,561
Total Inventories	$8,179	$9,184
Note F—Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2018	December 31, 2017
Equipment	5-7	$20,041	$19,331
Furniture and fixtures	5-7	955	955
Computer and software	3	8,296	7,877
Leasehold improvements	2-8	1,851	1,830
Reusable instruments	5	150	—
Total property and equipment		31,293	29,993
Accumulated depreciation		(14,403)	(13,479)
Property and equipment, net		$16,890	$16,514

During the period ended March 31, 2018, the Company substantially completed the reusable instrumentation tray design and commenced capitalization under ASC 360 "Property, Plant, and Equipment".

Depreciation expense related to property and equipment was $0.9 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

Note G—Intangible Assets

The components of intangible assets consisted of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2018	December 31, 2017

Developed technology	10	$979	$979
Accumulated amortization		(807)	(783)
Developed technology, net		172	196

Acquired favorable lease	5	15	15
Accumulated amortization		(2)	(1)
Acquired favorable lease, net		13	14

Intangible assets, net		$185	$210

The Company recognized amortization expense of $25,000 and $62,000 for the three months ended March 31, 2018, and 2017, respectively. The weighted-average remaining life of total amortizable intangible assets is 1.93 years for the developed technology and license agreements and favorable lease asset.

The estimated future aggregated amortization expense for intangible assets owned as of March 31, 2018 consisted of the following (in thousands):

Amortization expense
2018 (remainder of the year)	$76
2019	101
2020	3
2021	3
2022	2
$185

Note H—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued employee compensation	$3,820	$2,989
Deferred rent	120	115
Accrued legal expense	1,004	1,231
Accrued consulting expense	77	115
Accrued vendor charges	1,742	912
Accrued revenue share expense	916	968
Accrued clinical trial expense	158	196
Accrued other	1,185	1,194
	$9,022	$7,720

Note I—Commitments and Contingencies

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

The Company leases its Wilmington, Massachusetts facility under a long-term, non-cancellable lease that commenced in April 2015 and will expire in March 2022 (the "Wilmington Lease").   The Company also rents a satellite facility under short-term non-cancellable operating lease.  The Company has a right to extend the term for one additional five-year period following termination of the lease in March 2022.  The initial base rental rate for the additional space is $0.2 million annually, subject to 2% annual increases until the expiration of the initial term.

On August 9, 2017, the Company entered into a lease for 4,099 square feet of space in Wallingford, Connecticut which houses the Company's polishing and passivation processes. The lease term is five years with the option to extend for two additional years beyond the original term and an additional three years past the first extension term.

The future minimum rental payments under the Company’s non-cancellable operating leases for real estate as of March 31, 2018 were as follows (in thousands):

Year	Minimum lease Payments
2018 remainder of year	$1,147
2019	1,558
2020	1,595
2021	1,633
2022	1,397
2023-2025	2,939
$10,269

Rent expense of $0.4 million for the three months ended March 31, 2018 and 2017, respectively, was charged to operations. The Company’s real estate operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method. Deferred rent was $0.8 million as of March 31, 2018 and December 31, 2017.  Deferred rent is included in accrued expenses and other long-term liabilities.

License and revenue share agreements

Revenue share agreements

The Company is party to revenue share agreements with certain past and present members of its scientific advisory board under which these advisors agreed to participate on its scientific advisory board and to assist with the development of the Company’s customized implant products and related intellectual property. These agreements provide that the Company will pay the advisor a specified percentage of the Company’s net revenue, ranging from 0.1% to 1.33%, with respect to the Company’s products on which the advisor made a technical contribution or, in some cases, which the Company covered by a claim of one of its patents on which the advisor is a named inventor. The specific percentage is determined by reference to product classifications set forth in the agreement and is generally tiered based on the level of net revenue collected by the Company on such product sales. The Company’s payment obligations under these agreements typically expire a fixed number of years after expiration or termination of the agreement, but in some cases expire on a product-by-product basis or expiration of the last to expire of the Company’s patents where the advisor is a named inventor that claims the applicable product.

Philipp Lang, M.D., the Company’s former Chief Executive Officer and former director, joined the Company’s scientific advisory board in 2004 prior to becoming an employee. The Company first entered into a revenue share agreement with Dr. Lang in 2008 when he became the Company’s Chief Executive Officer. In 2011, the Company entered into an amended and restated revenue share agreement with Dr. Lang. Under this agreement, the specified percentage of the Company’s net revenue payable to Dr. Lang ranges from 0.875% to

1.33% and applies to all of the Company’s current products, including the Company’s iUni, iDuo, iTotal CR, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The Company’s payment obligations under this agreement expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is named an inventor that claim the applicable product. These payment obligations survived the termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $250,000 and $258,000 for the three months ended March 31, 2018, and 2017, respectively.

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board and Dr. Lang's revenue share agreements of $0.9 million during the three months ended March 31, 2018, representing 4.7% of product revenue and $1.0 million during the three months ended March 31, 2017, representing 4.7% of product revenue. Revenue share expense is included in research and development. See “Note K—Related Party Transactions” for further information regarding the Company’s arrangement with Dr. Lang.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

There have been no contingent liabilities requiring accrual at March 31, 2018 or December 31, 2017.

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

On May 27, 2016, Smith & Nephew filed its answer and counterclaims in response to the Company's lawsuit, which it subsequently amended on July 22, 2016. Smith & Nephew denied that its Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe the patents asserted by the Company in the lawsuit. It also alleged two affirmative defenses: that the Company's asserted patents are invalid and that the Company is barred from relief under the doctrine of laches. In addition, Smith & Nephew asserted a series of counterclaims, including counterclaims seeking declaratory judgments that Smith & Nephew’s accused products do not infringe the Company's patents and that the Company's patents are invalid. Smith & Nephew also alleged that Conformis infringes ten patents owned or exclusively licensed by Smith & Nephew: two of those patents Smith & Nephew alleged are infringed by the Company's iUni and iDuo products; three of those patents Smith & Nephew alleged are infringed by the Company's iTotal products; and five of those patents Smith & Nephew licenses from Kinamed, Inc. of Camarillo, California and alleges are infringed by the Company's iUni, iDuo and iTotal products. Due to Smith & Nephew’s licensing arrangement with Kinamed, Kinamed was named as a party to the lawsuit. Smith & Nephew and Kinamed requested, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction. On March 9, 2017, the Court entered a stipulation of dismissal by the parties that dismissed from the lawsuit eight patents asserted by Smith & Nephew, including the patents involving Kinamed, and two patents asserted by Conformis. With the dismissal of all claims involving Kinamed's patents, Kinamed is no longer a party to the lawsuit.

Between September 21, 2016 and March 1, 2017, Smith & Nephew filed sixteen petitions with the United States Patent & Trademark Office (“USPTO”) requesting Inter Partes Review (“IPR”) of the nine patents that the Company asserted against Smith & Nephew in the lawsuit. In its petitions, Smith & Nephew alleged that the Company's patents are obvious in light of certain prior art.  As of October 31, 2017, the USPTO decided to institute IPR proceedings with respect to seven of the petitions; decided to deny the requests for IPR with respect to seven of the petitions; and, with respect to the remaining two petitions, decided to institute IPR proceedings for some of the subject patent claims and to deny the requests for the remaining subject patent claims (“Subject Patent Claims”). On April 24, 2018, the Supreme Court of the United States issued its ruling in SAS Institute, Inc. v. Iancu (the “SAS Decision”) which held that the IPR proceedings cannot be instituted in part and denied in part. In response to the SAS Decision and guidance from the USPTO, the Patent Trial and Appeal Board (“PTAB”) issued an order on April 27, 2018 including the Subject Patent Claims within the prior instituted IPR proceedings. In total, the USPTO instituted IPR proceedings for claims in six of the patents in the Smith & Nephew lawsuit (five patents that are currently asserted, and one of the patents that was voluntarily dismissed from the lawsuit), and denied the petitions for claims in three of the patents (two patents that are currently asserted and one of the patents that was voluntarily dismissed from the lawsuit).  Smith & Nephew filed requests for rehearing of three of the petitions that were denied and the PTAB denied those requests. Smith & Nephew filed requests with the USPTO for reexamination of two of the patents for which IPR proceedings were not instituted and the USPTO granted those requests for reexamination.

Between December 18, 2017 and April 18, 2018, IPR hearings were held for the six patents for which IPR proceedings were instituted. On March 26, 2018, the USPTO issued its first ruling holding that our U.S. Patent No. 9,055,953 (the “’953 Patent”) is invalid over prior art. On April 19, 2018, the USPTO issued its second ruling holding that our U.S. Patent No. 9,216,025 (the “‘025 Patent”) is invalid over prior art. The ’953 Patent is not part of the lawsuit having been voluntarily dismissed on March 9, 2017. The ‘025 Patent is part of the lawsuit. The Company expect to receive rulings on the remaining IPR proceedings by August 7, 2018.

On January 27, 2017, Smith & Nephew filed a motion seeking a stay of the Smith & Nephew Lawsuit until any requested IPR proceedings are resolved, and the Company filed an opposition to that motion. On April 27, 2017, the Court stayed certain aspects of the proceedings and indicated that it will make a final decision on the motion to stay after the USPTO has decided more of the petitions for IPR. The Company is presently unable to predict the outcome of the motion to stay the proceedings, the instituted IPR proceedings, the reexaminations, or the Smith & Nephew Lawsuit or to reasonably estimate a range of potential losses, if any, related thereto. An adverse outcome of some or all of IPR proceedings, the reexaminations, or the Smith & Nephew Lawsuit could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Note J—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Oxford Finance, LLC, Term A Loan	15,000	15,000
Oxford Finance, LLC, Term B Loan	15,000	15,000
	30,000	30,000
Less unamortized debt issuance costs	(306)	(333)
Long-term debt, less debt issuance costs	29,694	29,667

Principal payments due as of March 31, 2018 consisted of the following (in thousands):

Principal Payment
2018 (remainder of the year)	—
2019	—
2020	13,750
2021	15,000
2022	1,250
Total	$30,000

2017 Secured Loan Agreement

On January 6, 2017, the Company entered into a senior secured $50 million loan and security agreement with Oxford, (the "2017 Secured Loan Agreement"). Through the 2017 Secured Loan Agreement, the Company accessed the initial $15 million of borrowings at closing (the "Term A Loan"), an additional $15 million of borrowings on June 30, 2017 (the "Term B Loan"), and the Company has access to an additional $20 million of borrowings, at its option, through June 2018, subject to the satisfaction of certain revenue milestones and customary drawdown conditions, which the Company does not expect will be satisfied by the end of June 2018. The proceeds of the Term B Loan has been and will be used to fund the Company’s ongoing working capital needs.

The 2017 Secured Loan Agreement is secured by substantially all of the Company’s personal property other than the Company’s intellectual property.  Under the terms of the 2017 Secured Loan Agreement, the Company cannot grant a security interest in its intellectual property to any other party.

The Term A Loan and Term B Loan under the 2017 Secured Loan Agreement bear interest at a floating annual rate calculated at the greater of 30 day LIBOR or 0.53%, plus 6.47%. The Company is required to make monthly interest-only payments in arrears commencing on the second payment date following the funding date of each term loan, and continuing on the payment date of each successive month thereafter through and including the payment date immediately preceding the amortization date of February 1, 2020.  Commencing on the amortization date, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of each term loan, together with accrued interest, in arrears, to Oxford.  All unpaid principal, accrued and unpaid interest with respect to each term loan, and a final payment in the amount of 5.0% of the amount of loans advanced, is due and payable in full on the term loan maturity date.  The 2017 Secured Loan Agreement has a term of five years and matures on January 1, 2022.

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

The 2017 Secured Loan Agreement also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent with the right to exercise remedies against us and the collateral securing the 2017 Secured Loan Agreement, including foreclosure against assets securing the 2017 Secured Loan Agreement, including the Company’s cash.  These events of default include, among other things, the Company’s failure to pay any amounts due under the 2017 Secured Loan Agreement, a breach of covenants under the 2017 Secured Loan Agreement, including, among other customary debt covenants, achieving certain revenue levels and limiting the amount of cash and cash equivalents held by the Company's foreign subsidiaries, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000, one or more judgments against the Company in an amount greater than $500,000, a material adverse change with respect to any governmental approval and any delisting event.

As of March 31, 2018, the Company was not in breach of covenants under the 2017 Secured Loan Agreement.

Note K—Related Party Transactions

Vertegen

In April 2007, the Company entered into a license agreement with Vertegen, Inc., or Vertegen, which was amended in May 2015 (the “Vertegen Agreement”). Vertegen is an entity that is wholly owned by Dr. Lang, the Company’s former Chief Executive Officer. Under the Vertegen Agreement, Vertegen granted the Company an exclusive, worldwide license under specified Vertegen patent rights and related technology to make, use and sell products and services in the fields of diagnosis and treatment of articular disorders and disorders of the human spine. The Company may sublicense the rights licensed to it by Vertegen. The Company is required to use commercially reasonable efforts, at its sole expense, to prosecute the patent applications licensed to the Company by Vertegen. Pursuant to the Vertegen Agreement, the Company is required to pay Vertegen a 6% royalty on net sales of products covered by the patents licensed to the Company by Vertegen, the subject matter of which is directed primarily to spinal implants, and any proceeds from the Company enforcing the patent rights licensed to the Company by Vertegen. Such 6% royalty rate will be reduced to 3% in the United States during the five-year period following the expiration of the last-to-expire applicable patent in the United States and in the rest of the world during the five-year period following the expiration of the last-to-expire patent anywhere in the world. The Company has not sold any products subject to this agreement and has paid no royalties under this agreement. The Company has cumulatively paid approximately $150,000 in expenses as of March 31, 2018 in connection with the filing and prosecution of the patent applications licensed to the Company by Vertegen.

The Vertegen Agreement may be terminated by the Company at any time by providing notice to Vertegen. In addition, Vertegen may terminate the Vertegen Agreement in its entirety if the Company is in material breach of the agreement, and the Company fails to cure such breach during a specified period.

Revenue share agreements

As described in Note I, the Company is a party to certain agreements with advisors that participate as members of the Company’s scientific advisory board. In September 2011, the Company entered into an amended and restated revenue share agreement with Philipp Lang, M.D., the Company’s former Chief Executive Officer and former director, which amended and restated a similar agreement entered into in 2008 when Dr. Lang stepped down as chair of the Company’s scientific advisory board and became the Company’s Chief Executive Officer. This agreement provides that the Company will pay Dr. Lang a specified percentage of its net revenue, ranging from 0.875% to 1.33%, with respect to all of its current and planned products, including the Company’s iUni, iDuo, iTotal CR, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenue collected by the Company on such product sales. The Company’s payment obligations expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is a named inventor that claim the applicable product. These payment obligations survived the termination of Dr. Lang’s employment with the Company. The Company incurred revenue share expense paid to Dr. Lang of $250,000 and $258,000 for the three months ended March 31, 2018 and 2017, respectively.

Note L—Stockholders’ Equity

Common stock

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

     Summary of common stock activity was as follows:

Shares
Outstanding December 31, 2017	45,528,519
Issuance of restricted common stock	70,561
Forfeiture of unvested restricted stock	(93,887)
Issuance of common stock - Secondary offering	15,333,333
Outstanding March 31, 2018	60,838,526

 Preferred stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at March 31, 2018 and December 31, 2017.

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

Incidental registration rights

If the Company proposes to file a registration statement in connection with a public offering of its common stock, subject to certain exceptions, the holders of registrable shares are entitled to notice of registration and, subject to specified exceptions, including market conditions, the Company will be required, upon the holder’s request, to register their then held registrable shares.

Warrants

The Company also issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No warrants were issued in the three months ended March 31, 2018. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets. All warrants were exercisable immediately upon issuance.

Common stock warrants

The Company also issued warrants to certain investors and consultants to purchase shares of common stock.  Warrants to purchase 28,926 shares of common stock were outstanding as of March 31, 2018 and

December 31, 2017. Outstanding warrants are currently exercisable with varying exercise expiration dates from 2020 through 2024.

At March 31, 2018 and December 31, 2017, the weighted average warrant exercise price per share for common stock underlying warrants and the weighted average contractual life was as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2017	28,926	$9.80	5.66	28,926	$9.80
Outstanding March 31, 2018	28,926	$9.80	5.41	28,926	$9.80

Stock option plans

As of March 31, 2018 2,410,087 shares of common stock were available for future issuance under the 2015 Stock Incentive Plan ("2015 Plan"). The 2015 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of our common stock, (b) 3% of the number of share of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board. Effective January 1, 2018, an additional 1,365,856 shares of our common stock were added to the 2015 Plan under the terms of this provision.

Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2017	3,627,995	$6.48
Granted	132,065	1.35
Exercised	—	—	—
Expired	(25,064)	8.25
Cancelled/Forfeited	(76,435)	5.58
Outstanding March 31, 2018	3,658,561	$6.30	$18
Total vested and exercisable	2,775,066	$6.69	$5

The total fair value of stock options that vested during the three months ended March 31, 2018 was $0.4 million. The weighted average remaining contractual term for the total stock options outstanding was 5.57 years as of March 31, 2018. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.37 years as of March 31, 2018.

Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2017	1,339,121	$6.06
Granted	70,561	1.35
Vested	(68,445)	7.92
Forfeited	(93,887)	6.45
Unvested March 31, 2018	1,247,350	$5.66

The total fair value of restricted common stock awards that vested during the three months ended March 31, 2018 was $0.5 million.

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

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.75%	N/A
Expected term (in years)	6.25	N/A
Dividend yield	—%	N/A
Expected volatility	52.81%	N/A

Risk-free interest rate.    The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
Expected term.    The expected term of stock options represents the period the stock options are expected to remain outstanding and is based on the “SEC Shortcut Approach” as defined in “Share-Based Payment”  (SAB 107) ASC 718-10-S99, “Compensation-Stock Compensation-Overall-SEC Materials,” which is the midpoint between the vesting date and the end of the contractual term. With certain stock option grants, the exercise price may exceed the fair value of the common stock. In these instances, the Company adjusts the expected term accordingly.
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
Forfeitures.    The Company recognizes forfeitures as they occur.
Stock-based compensation expense was $0.9 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.  Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$39	$97
Sales and marketing	125	258
Research and development	290	493
General and administrative	419	444
	$873	$1,292

As of March 31, 2018, the Company had $2.2 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 3.13 years. As of March 31, 2018, the Company had $5.4 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 2.80 years.

Note M—Segment and Geographic Data

The Company operates as one reportable segment as described in Note B to the Consolidated Financial Statements. The countries in which the Company has local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), Germany and the rest of world, which consists of Europe predominately (including the United Kingdom) and other foreign countries. Sales are attributable to a geographic area based upon the customer’s country of domicile. Net property, plant and equipment are based upon physical location of the assets.

Geographic information consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Product Revenue
United States	$16,027	$15,964
Germany	3,087	3,965
Rest of World	369	450
	$19,483	$20,379

	March 31, 2018	December 31, 2017
Property and equipment, net
United States	$16,802	$16,424
Germany	88	90
	$16,890	$16,514

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

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

•	our expectations regarding our sales, expenses, gross margin and other results of operations;

•	our strategies for growth and sources of new sales;

•	maintaining and expanding our customer base and our relationships with our independent sales representatives and distributors;

•	our current and future products and plans to promote them;

•	the anticipated trends and challenges in our business and in the markets in which we operate;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	the anticipated timing of our product launches;

•	the future availability of raw materials used to manufacture, and finished components for, our products from third-party suppliers, including single source suppliers;

•	product liability claims;

•	patent infringement claims;

•	our ability to retain and hire necessary employees and to staff our operations appropriately;

•	our ability to compete in our industry and with innovations by our competitors;

•	potential reductions in reimbursement levels by third-party payors and cost containment efforts of accountable care organizations;

•	our ability to protect proprietary technology and other intellectual property and potential claims against us for infringement of the intellectual property rights of third parties;

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

Overview

We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which we refer to as customized, to fit each patient’s unique anatomy. The worldwide market for joint replacement products is approximately $17.5 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We offer a broad line of customized knee implants designed to restore the natural shape of a patient’s knee. We have sold a total of more than 70,000 knee implants in the United States and Europe. In clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function and greater patient satisfaction compared to off-the-shelf implants. In March 2016, we initiated the broad commercial launch of iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market.

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

Royalty revenue is generated from our agreements with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, and Wright Medical Group, Inc. and its wholly owned subsidiary Wright Medical Technology, Inc., entered into in April 2015. Historically, we have accounted for the agreements with Wright Medical and MicroPort under ASC 605-25, Multiple-Element Arrangements and Staff Accounting Bulletin No. 104, Revenue Recognition (ASC 605). In accordance with ASC 605, we were required to identify and account for each of the separate units of accounting. We identified the relative selling price for each and then allocated the total consideration based on their relative values. In connection with these agreements, in April 2015, we recognized in aggregate (i) back-owed royalties of $3.4 million as royalty revenue and (ii) the value attributable to the settlements of $0.2 million as other income.  Additionally, we recognized an initial $5.1 million in aggregate as deferred royalty revenue, to be recognized as royalty revenue ratably through the expiration of the last to expire of our patents and patent applications licensed to Wright Medical, which currently is expected to occur in 2031. On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. Our analysis of these contracts under ASC 606 indicated that the licenses are functional and thus revenue should have been recognized in full upon the license execution date, which resulted in a $4.3 million adjustment to our opening balance of accumulated deficit. In addition, the on-going royalty from MicroPort, which was previously recognized as royalty revenue upon receipt of payment, is now recognized in the period the sale occurred, resulting in a $0.2 million adjustment to our opening balance of accumulated deficit.

Cost of revenue

We produce our computer aided designs, or CAD, in-house and through contractors in India and use them to direct all of our product manufacturing efforts. We manufacture all of our patient-specific instruments, or iJigs, tibial trays used in our total knee implants, and polyethylene tibia tray inserts for our iTotal CR, and starting in December 2017, for our iTotal PS product, in our facilities in Wilmington, Massachusetts. Also starting in December 2017, we passivate our tibial trays used in our total and partial knee products in our facilities in Wallingford, Connecticut. We outsource the production of the remainder of the tibial components and the manufacture of femoral and other implant components to third-party suppliers. Our suppliers make our customized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, manufacturing supplies, inbound freight and manufacturing overhead and depreciation expense.

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

We expect our gross margin from the sale of our products, which excludes royalty revenue, to expand over time to the extent we are successful in continuing to reduce our manufacturing costs per unit and increasing our manufacturing efficiency as sales volume increases. We believe that areas of opportunity to expand our gross margins in the future, if and as the volume of our product sales increases, include the following:

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

General and administrative.    General and administrative expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for our administrative personnel that support our general operations, including executive management, general legal and intellectual property, finance and accounting, information technology and human resources personnel. General and administrative expense also includes outside legal costs associated with intellectual property and general legal matters, financial audit fees, insurance, fees for other consulting services, depreciation expense, freight, and facilities expense. We expect our general and administrative expense will increase in absolute dollars as we increase our headcount and expand our infrastructure to support growth in our business and our operations. As our revenue increases we also will incur additional expenses for freight. Our general and administrative expense may fluctuate from period to period due to the timing and extent of the expenses.

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

Consolidated results of operations

Comparison of the three months ended March 31, 2018 and 2017

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2018		2017		2018 vs 2017
Three Months Ended March 31,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$19,483	99%	$20,379	100%	$(896)	(4)%
Royalty	173	1	76	—	97	128
Total revenue	19,656	100	20,455	100	(799)	(4)
Cost of revenue	10,869	55	13,960	68	(3,091)	(22)
Gross profit	8,787	45	6,495	32	2,292	35

Operating expenses:
Sales and marketing	10,411	53	10,816	53	(405)	(4)
Research and development	4,694	24	4,560	22	134	3
General and administrative	6,140	31	8,458	41	(2,318)	(27)
Total operating expenses	21,245	108	23,834	117	(2,589)	(11)
Loss from operations	(12,458)	(63)	(17,339)	(85)	4,881	28
Total other income/(expenses), net	490	2	186	1	304	163
Loss before income taxes	(11,968)	(61)	(17,153)	(84)	5,185	30
Income tax provision	33	—	7	—	26	371
Net loss	$(12,001)	(61)%	$(17,160)	(84)%	$5,159	30%

Product revenue.    Product revenue was $19.5 million for the three months ended March 31, 2018 compared to $20.4 million for the three months ended March 31, 2017, a decrease of $0.9 million or 4%, due principally to decreased sales of our partial knee products and iTotal CR, offset by increased sales of our iTotal PS.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2018		2017		2018 vs 2017
Three Months Ended March 31,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$16,027	82%	$15,964	78%	$63	—%
Germany	3,087	16	3,965	19	$(878)	(22)
Rest of world	369	2	450	3	(81)	(18)
Product revenue	$19,483	100%	$20,379	100%	$(896)	(4)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 82% for the three months ended March 31, 2018 compared to 78% for the three months ended March 31, 2017. We believe the higher level of revenue as a percentage of product revenue inside the United States in the three months ended March 31, 2018 was due to the introduction of the iTotal PS in the United States, coupled with the change in the reimbursement of our iUni and iDuo partial implants and continued weakness in our iTotal CR business in Germany.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $10.9 million for the three months ended March 31, 2018 compared to $14.0 million for the three months ended March 31, 2017, a decrease of $3.1 million or 22%. The decrease was due primarily to vertical integration and other cost saving initiatives, coupled with a decrease in production costs associated with the decrease in product revenue, and a reduction in unused product, partially offset by less overhead absorption and slightly higher material scrap costs. Gross profit was $8.8 million for the three months ended March 31, 2018 compared to $6.5 million for the three months ended March 31, 2017, an increase of $2.3 million or 35%. Gross margin increased 1,300 basis points to 45% for the three months ended March 31, 2018 from 32% for the three months ended March 31, 2017. This increase in gross margin was driven primarily by savings from vertical integration efforts and other cost saving initiatives, as well as the favorable foreign exchange impact on revenue.

Sales and marketing.    Sales and marketing expense was $10.4 million for the three months ended March 31, 2018 compared to $10.8 million for the three months ended March 31, 2017, a decrease of $0.4 million or 4%. The decrease was due primarily to a $0.8 million decrease in salaries, incentives, and commissions, partially offset by a $0.4 million increase in promotional and other marketing expenses. Sales and marketing expense remained consistent as a percentage of total revenue of 53% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Research and development.    Research and development expense was $4.7 million for the three months ended March 31, 2018 compared to $4.6 million for the three months ended March 31, 2017, an increase of $0.1 million or 3%. The increase was due primarily to a $0.2 million increase in development costs in connection with the Conformis Hip System, offset by personnel costs and $0.1 million decrease in consulting and other expenses. Research and development expense increased as a percentage of total revenue to 24% for the three months ended March 31, 2018 from 22% for the three months ended March 31, 2017.

General and administrative.    General and administrative expense was $6.1 million for the three months ended March 31, 2018 compared to $8.5 million for the three months ended March 31, 2017, a decrease of $2.3 million or 27%. The decrease was due primarily to a $1.2 million decrease in litigation expense, a $0.4 million decrease in salaries and incentives, a $0.3 million decrease in business insurance, and a $0.2 million decrease in severance expense, offset by a $0.2 million increase in various other general and administrative expenses. General and administrative expense decreased as a percentage of total revenue to 31% for the three months ended March 31, 2018 from 41% for the three months ended March 31, 2017.

     Total other income/(expense), net.    Other income/(expense), net was $0.5 million for the three months ended March 31, 2018 compared to $0.2 million for the three months ended March 31, 2017, a change of $0.3 million, or 163%. The change was primarily due to an increase of $0.7 million in foreign currency exchange transaction gain, offset by $0.4 million increase in interest expense associated with long-term debt.

Income taxes.    Income tax provision was $33,000 and $7,000 for the three months ended March 31, 2018 and 2017, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

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

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the three months ended March 31, 2018, we have financed our operations primarily through private placements of preferred stock, our initial public offering, or IPO, equity offerings, bank debt and product revenue beginning in 2007. We have not yet attained profitability and continue to incur operating losses. As of March 31, 2018, we had an accumulated deficit of $444.3 million.

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

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allows us to sell from time-to-time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we may issue and sell up to $50 million of our common stock and entered into the Distribution Agreement with Canaccord Genuity, pursuant to which Canaccord has agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. We are not obligated to sell any number of Shares under the Distribution Agreement. As of March 31, 2018, we sold 228,946 shares under the Distribution Agreement resulting in net proceeds of $1.0 million.

On January 29, 2018, we closed an offering of our common stock off of the Shelf Registration Statement and issued and sold 15,333,333 shares of our common stock (including 2,000,000 shares of common stock issued in connection with the exercise in full by the underwriters of their over-allotment option) at a public offering price of $1.50 per share, for aggregate net proceeds of approximately $21.3 million. For further information regarding this public offering, see "Note N - Stockholders' Equity" to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, future potential capital raises through the issuance of equity or other securities, revenues that we may generate in connection with licensing our intellectual property, and potentially borrowings under our 2017 Secured Loan Agreement. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

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

At March 31, 2018, we had cash and cash equivalents and investments of $57.3 million and $0.5 million in restricted cash allocated to lease deposits.  Based on our current operating plan, we expect that our existing cash and cash equivalents and investments as of March 31, 2018, including borrowings under our 2017 Secured Loan Agreement, and anticipated revenue from operations, including from projected sales of our products, will enable us to fund our operating expenses and capital expenditure requirements and pay our debt service as it becomes due for at least the next 12 months from the date of filing. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products and the gross profit we expect to generate from those revenues, and we could use our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(7,006)	$(11,284)	$4,278	38%
Investing activities	6,351	(5,863)	12,214	208
Financing activities	21,324	16,636	4,688	28
Effect of exchange rate on cash	(939)	(354)	(585)	(165)
Total	$19,730	$(865)	$20,595	2,381%

Net cash used in operating activities.    Net cash used in operating activities was $7.0 million for the three months ended March 31, 2018 and $11.3 million for the three months ended March 31, 2017, a decrease of $4.3 million. These amounts primarily reflect net loss of $12.0 million for the three months ended March 31, 2018 and $17.2 million for the three months ended March 31, 2017. The net cash used in operating activities for the three months ended March 31, 2018 was affected by changes in our operating assets and liabilities, including a decrease from inventory of $0.7 million, a decrease from accounts payable and accrued liabilities of $0.1 million, and a decrease from deferred revenue and other long term liabilities of $0.1 million, offset by an increase from prepaid expenses of $1.1 million, an increase from accounts receivable of $0.3 million, and an increase from stock compensation expense of $0.4 million.

Net cash (used in) provided by investing activities.    Net cash provided by investing activities was $6.4 million for the three months ended March 31, 2018, and for the three months ended March 31, 2017 net cash used by investing activities was $5.9 million, a change of $12.2 million. These amounts primarily reflect a decrease in cash used to purchase investments of $10.3 million, an increase in cash provided from matured investments of $1.3 million, a decrease in costs related to the acquisition of property, plant, and equipment of $0.2 million, and a decrease from restricted cash of $0.5 million.

Net cash provided by financing activities.    Net cash provided by financing activities was $21.3 million for the three months ended March 31, 2018 and $16.6 million for the three months ended March 31, 2017, an increase of $4.7 million. The increase was primarily due to an increase from proceeds from issuance of common stock of $21.3 million and an increase from debt issuance costs of $0.3 million, offset by a decrease from issuance of debt of $15.0 million, and a decrease from proceeds from the exercise of common stock options of $1.9 million.

Contractual obligations and commitments

We described our contractual obligations and commitments under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2017.

2017 Secured Loan Agreement

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

Revenue share agreements

We are party to revenue share agreements with certain past and present members of our scientific advisory board under which these advisors agreed to participate on our scientific advisory board and to assist with the development of our customized implant products and related intellectual property. These agreements provide that we will pay the advisor a specified percentage of our net revenue, ranging from 0.1% to 1.33%, with respect to our products on which the advisor made a technical contribution or, in some cases, which we covered by a claim of one of or patents on which the advisor is a named inventor. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenue collected by us on such product sales. Our payment obligations under these agreements typically expire a fixed number of years after expiration or termination of the agreement, but in some cases expire on a product-by-product basis or expiration of the last to expire of our patents where the advisor is a named inventor that claims the applicable product.

Philipp Lang, M.D., our former Chief Executive Officer and former director, joined our scientific advisory board in 2004 prior to becoming an employee. We first entered into a revenue share agreement with Dr. Lang in 2008 when he became our Chief Executive Officer. In 2011, we entered into an amended and restated revenue share agreement with Dr. Lang. Under this agreement, the specified percentage of our net revenue payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of our current products, including our iUni, iDuo, iTotal CR, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation we may develop in the future. Our payment obligations under this agreement expire on a product-by-product basis on the last to expire of our patents on which Dr. Lang is named an inventor that claim the applicable product. These payment obligations survived the termination of Dr. Lang’s employment with us. We incurred revenue share expense paid to Dr. Lang of $250,000 and $258,000 for the three months ended March 31, 2018, and 2017, respectively.

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members and one of our directors, ranges, depending on the particular product, from 3.4% to 5.8%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board and Dr. Lang revenue share agreements of $0.9 million during the three months ended March 31, 2018, representing 4.7% of product revenue, and $1.0 million during the three months ended March 31, 2017, representing 4.7% of product revenue. Revenue share expense is included in research and development. For further information, see “Note I-Commitments and Contingencies -Revenue Share Agreements” or “Note K—Related Party Transactions - Revenue Share Agreements” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q .

Segment information
We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and significant judgments and use of estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The accounting estimates that require our most significant estimates include revenue recognition, accounts receivable valuation, inventory valuations, goodwill valuation, intangible valuation, purchase accounting, impairment assessments, equity instruments, stock compensation, income tax reserves and related allowances, and the lives of property and equipment. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and significant judgments and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note B to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

In addition, we are exposed to limited market risk related to fluctuation in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2018, we had cash and cash equivalents of $38.1 million consisting of demand deposits and money market accounts on deposit with certain financial institutions. We had $1.4 million as of March 31, 2018 and $2.2 million as of December 31, 2017 held in foreign bank accounts that were not federally insured. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign currency exchange risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results.  Approximately 18% of our product revenue for the three months ended March 31, 2018 and 22% of our product revenue for the three months ended March 31, 2017 were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs of revenue related to these sales are primarily denominated in U.S. dollars; however, operating costs, including sales and marketing and general and administrative expense, related to these sales are largely denominated in the same currencies as the sales, thereby partially limiting our transaction risk exposure. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations.

In 2016, we began transferring excess cash residing in our German bank account to the U.S. As a result, intercompany loans with ConforMIS Europe GmbH, our wholly owned subsidiary, generated as a result of selling our products to customers in Germany, are no longer considered to be of a long-term investment nature, and gains and losses realized on intercompany loan balances, which are generated from the sale of our products to foreign customers, are included in the consolidated statements of operations. For the three months ended March 31, 2018, we recognized $1.1 million in foreign exchange transaction gain on intercompany loan balances included in foreign currency transaction gain. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.  A 10% increase or decrease in foreign currency exchange rates would have resulted in additional income or expense of $3.5 million for the three months ended March 31, 2018 and $3.3 million for the three months ended March 31, 2017.

We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 27, 2016, Smith & Nephew filed its answer and counterclaims in response to our lawsuit, which it subsequently amended on July 22, 2016. Smith & Nephew denied that its Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe the patents asserted by us in the lawsuit. It also alleged two affirmative defenses: that the patents we asserted are invalid and that we are barred from relief under the doctrine of laches. In addition, Smith & Nephew asserted a series of counterclaims, including counterclaims seeking declaratory judgments that Smith & Nephew’s accused products do not infringe our patents and that our patents are invalid. Smith & Nephew also alleged that Conformis infringes ten patents owned or exclusively licensed by Smith & Nephew: two of those patents Smith & Nephew alleged are infringed by our iUni and iDuo products; three of those patents Smith & Nephew alleged are infringed by our iTotal products; and five of those patents Smith & Nephew licenses from Kinamed, Inc. of Camarillo, California and alleged are infringed by our iUni, iDuo and iTotal products. Due to Smith & Nephew’s licensing arrangement with Kinamed, Kinamed was named as a party to the lawsuit. Smith & Nephew and Kinamed requested, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction. On March 9, 2017, the Court entered a stipulation of dismissal by the parties that dismissed from the lawsuit eight patents asserted by Smith & Nephew, including the patents involving Kinamed, and two patents asserted by us. With the dismissal of all claims involving Kinamed’s patents, Kinamed is no longer a party to the lawsuit. The requests for reexamination have been instituted.

Between September 21, 2016 and March 1, 2017, Smith & Nephew filed sixteen petitions with the United States Patent & Trademark Office (“USPTO”) requesting Inter Partes Review (“IPR”) of the nine patents that we asserted against Smith & Nephew in the lawsuit. In its petitions, Smith & Nephew alleged that our patents are obvious in light of certain prior art.  As of October 31, 2017, the USPTO decided to institute IPR proceedings with respect to seven of the petitions; decided to deny the requests for IPR with respect to seven of the petitions; and, with respect to the remaining two petitions, decided to institute IPR proceedings for some of the subject patent claims and to deny the requests for the remaining subject patent claims (“Subject Patent Claims”). On April 24, 2018, the Supreme Court of the United States issued its ruling in SAS Institute, Inc. v. Iancu (the “SAS Decision”) which held that the IPR proceedings cannot be instituted in part and denied in part. In response to the SAS Decision and guidance from the USPTO, the Patent Trial and Appeal Board (“PTAB”) issued an order on April 27, 2018 including the Subject Patent Claims within the prior instituted IPR proceedings. In total, the USPTO instituted IPR proceedings for claims in six of the patents in the Smith & Nephew lawsuit (five patents that are currently asserted, and one of the patents that was voluntarily dismissed from the lawsuit), and denied the petitions for claims in three of the patents (two patents that are currently asserted and one of the patents that was voluntarily dismissed from the lawsuit).  Smith & Nephew filed requests for rehearing of three of the petitions that were denied and the PTAB denied those requests. Smith & Nephew filed requests with the USPTO for reexamination of two of the patents for which IPR proceedings were not instituted and the USPTO granted those requests for reexamination.

Between December 18, 2017 and April 18, 2018, IPR hearings were held for the six patents for which IPR proceedings were instituted. On March 26, 2018, the USPTO issued its first ruling holding that our U.S. Patent No. 9,055,953 (the “’953 Patent”) is invalid over prior art. On April 19, 2018, the USPTO issued its second ruling holding that our U.S. Patent No. 9,216,025 (the “‘025 Patent”) is invalid over prior art. The ’953 Patent is not part of the lawsuit having been voluntarily dismissed on March 9, 2017. The ‘025 Patent is part of the lawsuit. We expect to receive rulings on the remaining IPR proceedings by August 7, 2018.

On January 27, 2017, Smith & Nephew filed a motion seeking a stay of the Smith & Nephew Lawsuit until any requested IPRs are resolved, and we filed an opposition to that motion. On April 27, 2017, the Court stayed certain aspects of the proceedings and indicated that it would make a final decision on the motion to stay after the USPTO has decided more of the petitions for IPR. We are presently unable to predict the outcome of the motion to stay the proceedings, the instituted IPRs, the reexaminations, or the Smith & Nephew Lawsuit or to reasonably estimate a range of potential losses, if any, related thereto. An adverse outcome of some or all of the IPR proceedings, the reexaminations, and the Smith & Nephew Lawsuit could have a material adverse effect on our business, financial condition or results of operations.
ITEM 1A. RISK FACTORS
       We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K. Risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 28 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
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

Use of proceeds from registered securities

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the “Shelf Registration Statement”). The Shelf Registration Statement allows us to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement (the “Prospectus Supplement”), for the sale and issuance of up to $50 million of our common stock and entered into a Distribution Agreement with Canaccord Genuity ("Canaccord"), pursuant to which Canaccord has agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the Securities Act . We are not obligated to sell any shares of our common stock under the Distribution Agreement. As of March 31, 2018, we sold 228,946 Shares under the Distribution Agreement resulting in net proceeds of $1.0 million.

On January 29, 2018, we closed an offering of our common stock off of the Shelf Registration Statement and issued and sold 15,333,333 shares of our common stock (including 2,000,000 shares of common stock issued in connection with the exercise in full by the underwriters of their over-allotment option) at a public offering price of $1.50 per share, for aggregate net proceeds of approximately $21.3 million, For further information regarding this public offering, see "Note N - Stockholders' Equity" in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

As of March 31, 2018, we have used the net proceeds from the offering as follows: $1.3 million to purchase and install capital equipment to expand our manufacturing capacity, approximately $10.4 million to expand and support our sales and marketing efforts, and approximately $4.7 million to fund research, development and clinical activities and approximately $6.1 million for other general corporate purposes. We have not used any of the net proceeds from our offering to make payments, directly or indirectly, to any director or officer of ours, to any of their associates, to persons owning 10% or more of our common stock or to any affiliates of ours.

ITEM 5. OTHER INFORMATION

On March 14, 2018, we entered into an employment agreement with Patricia Davis, our Chief Legal Officer, General Counsel and Corporate Secretary (the "Davis Employment Agreement"). The Davis Employment Agreement provides that her employment will continue until either the Company or Ms. Davis provides written notice of termination in accordance with the terms of the agreement. In addition, the Davis Employment Agreement provides for the assignment of intellectual property rights to us and prohibits the executive from disclosing confidential information and, where permitted under applicable law, competing with us during the term of her employment and for a specified time thereafter.

Pursuant to the Davis Employment Agreement, Ms. Davis is entitled to receive an annual base salary of $325,000. Ms. Davis is also eligible, in the sole discretion of the compensation committee of our board of directors, to receive an annual bonus. The Davis Employment Agreement provides that Ms. Davis will be eligible for a bonus each year of at least forty percent (40%) of her annual base salary.

Ms. Davis will be entitled to severance payments if her employment is terminated under specified circumstances. If, during a change of control period, we terminate her employment other than for cause or if Ms. Davis terminates her employment with us for good reason, as described below, we are obligated to continue to pay her base salary for a period of twelve months; to the extent allowed by applicable law and the terms of the applicable policies, continue to provide Ms. Davis and certain of her dependents with group health insurance for a period of twelve months; pay to her any bonus accrued by the Company or approved by the board for the year prior to such termination, unless already paid, and pay to her a bonus determined by the board for the year in which such termination occurs, with all targets, goals, milestones and other contingencies deemed to have been met by the Company and the executive for such year; and provide that any outstanding equity awards held by Ms. Davis will become fully vested and exercisable or free from forfeiture or transfer restrictions. A change of control period is the period beginning three months immediately preceding and ending twelve months immediately following a change of control. The terms "termination for cause," "termination for good reason" and "change of control" are defined in the Davis Employment Agreement.

If, outside of a change of control period, we terminate her employment other than for cause or if Ms. Davis terminates her employment with us for good reason, as described below, we are obligated to continue to pay her base salary for a period of six months; to the extent allowed by applicable law and the terms of the applicable policies, continue to provide Ms. Davis and certain of her dependents with group health insurance for a period of six months; pay to her any bonus accrued by the Company or approved by the board for the year prior to such termination, unless already paid, and pay to her a bonus determined by the board for the year in which such termination occurs, with all targets, goals, milestones and other contingencies deemed to have been met by the Company and the executive for such year; and to the extent that Ms. Davis holds any outstanding equity awards that are not fully vested as of the date of termination of employment, accelerate the vesting of such equity awards with respect to such number of shares that would have vested had such executive continued to be employed for a period of six months.

In the event that Ms. Davis’s employment terminates as a result of her death, we are obligated to: pay to Ms. Davis (or her estate) an amount equal to six months (or twelve months if her death occurs during a change of control period) of her base salary; pay to Ms.  Davis (or her estate) any bonus that has been approved by the board prior to the date of her death but not yet paid; and, to the extent that Ms. Davis holds any outstanding equity awards that are not fully vested as of the date of her death, accelerate the vesting of such equity awards with respect to such number of shares that would have vested had Ms. Davis continued to be employed for a period of six months or, in the event that her death occurs during a change of control period, twelve months.

In the event that Ms. Davis’s employment terminates as a result of her disability, as defined in the Davis Employment Agreement, we are obligated to: pay to Ms. Davis (or her estate) any bonus that has been approved by the board prior to the date of her termination for disability but not yet paid; and, to the extent that Ms. Davis holds any outstanding equity awards that are not fully vested as of the date of her termination for disability, accelerate the vesting of such equity awards with respect to such number of shares that would have vested had Ms. Davis continued to be employed for a period of six months or, in the event that her termination for disability occurs during a change of control period, twelve months.

Ms. Davis is required to execute a release of claims as a condition precedent to receipt of the severance payments described above.

The Davis Employment Agreement further provides that the Board will grant Ms. Davis an incentive stock option to purchase shares of the Company’s common stock having a value up to $125,000 (the “Option Grant”) under the Company’s stock incentive plan (the “Plan”). The Davis Employment Agreement also provides that the Board will grant to Ms. Davis a restricted stock award for shares of the Company’s common stock having a value up to $125,000 (the “RS Award”) under the Plan. The Option Grant will vest and become exercisable with respect to 25% of the total number of shares purchasable upon exercise thereof one year after her first day of employment and ratably on a monthly basis thereafter over an additional three years. The RS Award will vest in equal annual installments over a four (4) year period beginning on the first anniversary of her first day of employment.  In addition, Ms. Davis will be eligible to receive additional incentive equity awards under the Company’s long-term incentive program.  Ms. Davis will be also be eligible to participate in all customary employee benefit plans or programs of the Company generally available to the Company’s full-time employees and/or executive officers.

On May 3, 2018, we entered into a first amendment to the Davis Employment Agreement (the “Davis First Amendment”). The Davis First Amendment is effective as of May 3, 2018 and provides clarification for Ms. Davis that, upon a termination by her for good reason or a termination by the Company other than for cause, the Company will pay Ms. Davis any bonus accrued by the Company for the year prior to such termination, unless already paid, and, if such termination occurs during a change of control period, a bonus calculated as a percentage of her base salary.

The foregoing description is qualified in its entirety by reference to the text of the Davis Employment Agreement and the Davis First Amendment filed as exhibits 10.1 and 10.2 hereto.

In addition, on May 3, 2018, we entered into third amendments of our amended and restated employment agreements with Paul Weiner, our Chief Financial Officer, and Daniel Steines, our Chief Technical Officer (the “Third Amendments”). The Third Amendments are effective as of May 3, 2018 and provide clarification for each of Messrs. Weiner and Steines that, upon a termination by the executive for good reason or a termination by the Company other than for cause, the Company will pay the executive any bonus accrued by the Company for the year prior to such termination, unless already paid, and, during a change of control period, a bonus calculated as a percentage of base salary.

The foregoing description is qualified in its entirety by reference to the text of the amendments filed as exhibits 10.3 and 10.4 hereto.

On May 2, 2018, the Company filed articles of amendment to its restated certificate of incorporation (“Articles of Amendment”) with the Secretary of State of the State of Delaware to change its legal corporate name from ConforMIS, Inc. to Conformis, Inc. ("Name Change"). The Company’s board of directors previously approved the Name Change. With the exception of the Name Change, there were no other changes to the Company’s Restated Certificate of Incorporation.

The Name Change will not result in changes to the Company's ticker symbol, or the CUSIP number for the Company's outstanding shares of common stock offered on the Nasdaq Stock Market. Accordingly, the Company's common stock will continue to trade under the ticker symbol CFMS. Outstanding stock certificates for shares of the Company continue to be valid and need not be exchanged.

The foregoing description of the Articles of Amendment to the Restated Certificate of Incorporation is qualified in its entirety by reference to the full text of the Articles of Amendment to the Restated Certificate of Incorporation, a copy of which is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
1.1
Underwriting Agreement, dated as of January 25, 2018, by and among the Company and Cowen and Company, LLC and Canaccord Genuity, Inc., as representatives of the several underwriters listed on Schedule 1 thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37474) filed on January 25, 2018)

3.1*	Articles of Amendment to Restated Certificate of Incorporation of Conformis, Inc. dated May 1, 2018
10.1*†	Employment Agreement dated March 14, 2018, by and between Conformis, Inc. and Patricia A. Davis, its Chief Legal Officer, General Counsel and Corporate Secretary
10.2*†	First Amendment to Employment Agreement dated May 3, 2018, by and between Conformis, Inc. and Patricia A. Davis, its Chief Legal Officer, General Counsel and Corporate Secretary
10.3*†	Third Amendment to Employment Agreement dated May 3, 2018, by and between Conformis, Inc. and Paul S. Weiner, its Chief Financial Officer and Treasurer
10.4*†	Third Amendment to Employment Agreement dated May 3, 2018, by and between Conformis, Inc. and Daniel Steines, its Chief Technology Officer
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Indicates management contract or plan.
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

 Date: May 3, 2018

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer

 Date: May 3, 2018

CONFORMIS, INC.
By:	/s/ Paul Weiner
Paul Weiner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)