Form 10-Q
period 2018-06-30
ConforMIS Inc
filed 2018-08-02
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2018, there were 63,172,541 shares of Common Stock, $0.00001 par value per share, outstanding.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$29,122	$18,348
Investments	17,459	26,880
Accounts receivable, net	12,215	13,200
Inventories	9,060	9,184
Prepaid expenses and other current assets	2,039	2,246
Total current assets	69,895	69,858
Property and equipment, net	16,955	16,514
Other Assets
Restricted cash	462	462
Intangible assets, net	159	210
Goodwill	6,731	6,731
Other long-term assets	23	23
Total assets	$94,225	$93,798

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,995	$4,891
Accrued expenses	8,674	7,720
Deferred revenue	—	305
Total current liabilities	14,669	12,916
Other long-term liabilities	638	651
Deferred tax liabilities	28	37
Deferred revenue	—	4,014
Long-term debt, less debt issuance costs	29,721	29,667
Total liabilities	45,056	47,285
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at June 30, 2018 and December 31, 2017; 63,113,630 and 45,528,519 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	509,790	486,570
Accumulated deficit	(458,360)	(436,821)
Accumulated other comprehensive loss	(2,262)	(3,236)
Total stockholders’ equity	49,169	46,513
Total liabilities and stockholders’ equity	$94,225	$93,798
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Product	$18,908	$18,046	$38,391	$38,425
Royalty	192	438	365	514
Total revenue	19,100	18,484	38,756	38,939
Cost of revenue	9,989	12,236	20,858	26,196
Gross profit	9,111	6,248	17,898	12,743

Operating expenses
Sales and marketing	9,809	9,375	20,220	20,191
Research and development	4,850	4,335	9,544	8,895
General and administrative	5,802	6,444	11,942	14,902
Total operating expenses	20,461	20,154	41,706	43,988
Loss from operations	(11,350)	(13,906)	(23,808)	(31,245)

Other income and expenses
Interest income	171	127	311	230
Interest expense	(766)	(372)	(1,501)	(679)
Foreign currency exchange transaction (loss)/income	(2,098)	2,117	(1,013)	2,507
Total other income (expenses), net	(2,693)	1,872	(2,203)	2,058
Loss before income taxes	(14,043)	(12,034)	(26,011)	(29,187)
Income tax provision	14	56	47	63

Net loss	$(14,057)	$(12,090)	$(26,058)	$(29,250)

Net loss per share - basic and diluted	$(0.24)	$(0.28)	$(0.46)	$(0.68)

Weighted average common shares outstanding - basic and diluted	59,763,259	43,193,065	57,208,114	43,035,672

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(14,057)	$(12,090)	$(26,058)	$(29,250)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,885	(1,926)	946	(2,280)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	21	(9)	28	(18)
Comprehensive loss	$(12,151)	$(14,025)	$(25,084)	$(31,548)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(26,058)	$(29,250)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	1,953	1,748
Stock-based compensation expense	1,784	2,741
Provision for bad debts on trade receivables	(22)	(4)
Disposal of long term-assets	(2)	—
Non-cash interest expense	55	46
Amortization/accretion on investments	51	117
Deferred taxes	(17)	—
Changes in operating assets and liabilities:
Accounts receivable	1,207	2,811
Inventories	124	(64)
Prepaid expenses and other assets	207	1,406
Accounts payable and accrued liabilities	2,066	(703)
Deferred royalty revenue	—	(153)
Other long-term liabilities	(12)	287
Net cash used in operating activities	(18,664)	(21,018)

Cash flows from investing activities:
Acquisition of property and equipment	(2,342)	(3,032)
Decrease in restricted cash	—	(462)
Purchase of investments	(14,196)	(20,487)
Maturity of investments	23,595	16,625
Net cash provided/(used) in investing activities	7,057	(7,356)

Cash flows from financing activities:
Proceeds from exercise of common stock options	112	2,015
Debt issuance costs	—	(434)
Proceeds from issuance of debt	—	30,000
Net proceeds from issuance of common stock	21,324	1,023
Net cash provided by financing activities	21,436	32,604
Foreign exchange effect on cash and cash equivalents	945	(2,280)
Increase in cash and cash equivalents	10,774	1,950
Cash and cash equivalents, beginning of period	18,348	37,257
Cash and cash equivalents, end of period	$29,122	$39,207

Supplemental information:
Cash paid for interest	1,234	368

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

These consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, bank debt and convertible debt financings, equity financings, equipment purchase loans, and product revenue beginning in 2007. The Company has not yet attained profitability and continues to incur operating losses and negative operating cash flows, which adversely impacts the Company's ability to continue as a going concern. At June 30, 2018, the Company had an accumulated deficit of $458.4 million and cash and cash equivalents, and investments of $46.6 million, and $0.5 million in restricted cash allocated to lease deposits.

On January 6, 2017, the Company entered into a senior secured $50 million loan and security agreement (the "2017 Secured Loan Agreement") with Oxford Finance LLC ("Oxford"). Through the 2017 Secured Loan Agreement, the Company accessed the initial $15 million of borrowings at closing (the "Term A Loan"), and an additional $15 million of borrowings on June 30, 2017 (the "Term B Loan"), The Company also had access to, but did not draw, an additional $20 million of borrowings, at its option, through June 2018, subject to the satisfaction of certain revenue milestones and customary drawdown conditions, which the Company did not satisfy as of the end of June 2018. On July 31, 2018, the Company and Oxford entered into an amendment (the “Amendment”) to the 2017 Secured Loan Agreement. See "Note J-Debt and Notes Payable" for additional information on the 2017 Secured Loan Agreement and the Amendment.

In January 2017, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allows the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On May 10, 2017, the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”), for the sale and issuance of up to $50 million of its common stock and entered into a Distribution Agreement with Canaccord Genuity Inc. (“Canaccord”), pursuant to which Canaccord agreed to sell shares of the Company's common stock from time to time, as our agent, in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. The Company is not obligated to sell any shares under the Distribution Agreement. As of June 30, 2018, the Company has sold 228,946 shares under the Distribution Agreement resulting in net proceeds of $1.0 million.

On January 29, 2018, the Company closed an offering of its common stock pursuant to the Shelf Registration Statement and issued and sold 15,333,333 shares of its common stock (including 2,000,000 shares of common stock issued in connection with the exercise in full by the underwriters of their over-allotment option) at a public offering price of $1.50 per share, for aggregate net proceeds of approximately $21.3 million. The Company intends to use the net proceeds of the offering of the shares for general corporate purposes, which may include research and development costs, sales and marketing costs, clinical studies, manufacturing development, the acquisition or licensing of other businesses or technologies, repayment and refinancing of debt, including the Company's secured term loan facility, working capital and capital expenditures.

              The Company anticipates that its principal sources of funds in the future will be revenue generated from the sale of its products, potential future capital raises through the issuance of equity or other securities, and revenue that may be generated in connection with licensing its intellectual property.

The Company expects that its existing cash and cash equivalents as of June 30, 2018, including borrowings made under its 2017 Secured Loan Agreement, coupled with the $21.3 million of net proceeds from the 2018 Common Stock Offering, and anticipated revenue from operations, will enable the Company to fund its operating expenses and capital expenditure requirements and pay its debt service as it becomes due for at least the next 12 months from the date of filing.  Management has based this expectation on assumptions that may prove to be wrong, such as the revenue that it expects to generate from the sale of its products and the gross profit the Company expects to generate from that revenue, and it could use its capital resources sooner than expected. In the event the Company’s resources are not sufficient to fund its operations, the Company may need to engage in equity or debt financings to secure additional funds. The Company may not be able to obtain additional financing on terms favorable to the Company, or at all.

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

Unaudited Interim Financial Information

The accompanying Interim Consolidated Financial Statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2018, results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

Our financial results are affected by the selection and application of accounting policies and methods. Except for the adoption of ASU 2014-9 "Revenue from Contracts with Customers" ("Topic 606" or "ASC 606") described below in "Revenue Recognition", there were no material changes in the six months ended June 30, 2018 to the application of significant accounting policies and estimates as described in our audited consolidated financial statements for the year ended December 31, 2017.

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

For the three and six months ended June 30, 2018 and 2017, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of total gross receivable balance as of June 30, 2018 or December 31, 2017.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc. ("ImaTx"), ConforMIS Europe GmbH, ConforMIS UK Limited and ConforMIS Hong Kong Limited. All intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. The Company’s cash equivalents consist of demand deposits, money market accounts, and repurchase agreements on deposit with certain financial institutions, in addition to cash deposits in excess of federally insured limits. Demand deposits are carried at cost which approximates their fair value. Money market accounts are carried at fair value based upon level 1 inputs. Repurchase agreements are valued using level 2 inputs. See “Note C-Fair Value Measurements” below. The associated risk of concentration is mitigated by banking with credit worthy financial institutions. The Company had $2.1 million and $2.2 million as of June 30, 2018 and December 31, 2017, respectively, held in foreign bank accounts that are not federally insured. In addition, the Company has recorded restricted cash of $0.5 million as of June 30, 2018 and December 31, 2017. Restricted cash consisted of security provided for lease obligations.

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

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or market value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three and six months ended June 30, 2018, the Company recognized provisions in cost of revenue of $0.4 million and $0.9 million, respectively, to adjust its inventory value to the lower of cost or market for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue. During the three and six months ended June 30, 2017, $1.1 million and $1.6 million, respectively, was recognized in cost of revenue for estimated unused product.

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

On August 9, 2017, the Company completed the purchase of certain assets and assumed certain liabilities of Broad Peak Manufacturing, LLC ("BPM"). The Company completed the BPM purchase price allocation. Of the total purchase price, approximately $2.2 million related to earn out provisions tied to certain employee retention by the Company and achieving certain cost targets that was paid into an escrow account. An additional $0.7 million could be earned by BPM if the actual cost targets are exceeded. Alternatively, the earn out provisions could be paid back to the Company if the employee retention and cost targets are not achieved. The Company's best estimate of the range of possibilities at the time of the acquisition was that none of the consideration related to the employee retention will be returned and that less than $0.1 million of additional consideration will be earned as a result of exceeding the cost targets. For the six months ended June 30, 2018, the Company's estimate of contingent consideration did not require an adjustment to the variable consideration.

Intangibles and other long-lived assets
     Intangible assets consist of developed technology and a favorable lease asset from the Company's acquisition of BPM in August 2017. Intangible assets are carried at cost less accumulated amortization. The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets. Furthermore, periodically the Company assesses whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the three and six months ended June 30, 2018 and 2017, no such impairment charges were recognized.

Goodwill
     Goodwill relates to amounts that arose in connection with the acquisition of ImaTx, Inc. in 2009 and the acquisition of BPM in August 2017. The Company tests goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets may be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. When testing goodwill for impairment, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the one-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the one-step goodwill impairment test will be performed. If the one-step approach is performed, the Company will estimate fair value of the reporting unit using the market approach to compare the Company's market capitalization with the carrying amount of its net assets on the date of the test, since the Company only has one reporting unit. An impairment of goodwill is recognized when the carrying amount exceeds the fair value.   During the Company's qualitative analysis indicated that a step one analysis is required to determine the fair value of the reporting unit for the period ended June 30, 2018. The Company used the market approach noting the reporting unit's fair value was substantially in excess of its carrying value.

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

The following table summarizes the balance sheet adjustments upon adoption of ASC 606 (in thousands):

	As Reported December 31, 2017	Balance at January 1, 2018	ASC 606 Adjustment
Current Assets
Accounts receivable, net	$13,200	$13,400	$200	(1)
Current liabilities
Deferred revenue	305	—	(305)	(2)
Long-term liabilities
Deferred revenue	4,014	—	(4,014)	(2)
Stockholders’ equity
Accumulated deficit	(436,821)	(432,302)	4,519	(1),(2)
(1) MicroPort sales-based royalty recognized in period earned under Topic 606, previously recognized when cash received and amortization of deferred royalty revenue.
(2) Wright Medical and MicroPort royalty deferred and recognized ratably through 2031 under Topic 605, recognized in full at contract inception date under Topic 606.

The following table summarizes the effect of ASC 606 on the Company's consolidated financial statements as of June 30, 2018 (in thousands, except per share amounts):

Balance Sheet as of June 30, 2018	As Reported	Pro-forma (1)	Effect
Current Assets
Accounts receivable, net	$12,215	$12,037	$178	(2)
Current liabilities
Deferred revenue	—	305	(305)	(3)
Long-term Liabilities
Deferred revenue	—	3,862	(3,862)	(3)
Stockholders’ equity
Accumulated deficit	(458,360)	(462,691)	4,345	(2),(3)

Statement of Operations for the three months ended June 30, 2018	As Reported	Pro-forma (1)	Effect
Revenue
Royalty	$192	$263	$(71)	(2),(3)
Net loss	(14,057)	(13,986)	(71)	(2),(3)
Net loss per share - basic and diluted	$(0.24)	$(0.23)	$—

Statement of Operations for the six months ended June 30, 2018	As Reported	Pro-forma (1)	Effect
Royalty	$365	$539	$(174)	(2),(3)
Net loss	(26,058)	(25,884)	(174)	(2),(3)
Net loss per share - basic and diluted	$(0.46)	$(0.45)	$—

Cash Flows for the six months ended June 30, 2018	As Reported	Pro-forma (1)	Effect
Cash flows from operating activities:
Net loss	$(26,058)	$(25,884)	$(174)	(2),(3)
Changes in operating assets and liabilities	(18,664)	(18,838)	174	(2),(3)
(1) Pro-forma balances without adoption of ASC 606.
(2) MicroPort sales-based royalty recognized in period earned under Topic 606, previously recognized when cash received and amortization of deferred royalty revenue.
(3) Wright Medical and MicroPort royalty deferred and recognized ratably through 2031 under Topic 605, recognized in full at contract inception date under Topic 606.

Revenue Recognition
Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2018. Payment is typically due between 30 - 60 days from invoice.

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

The following table summarizes activity for rebate allowance reserve for the six months ended June 30, 2018 (in thousands):

June 30, 2018
Beginning Balance	$119
Provision related to current period sales	92
Adjustment related to prior period sales	40
Payments or credits issued to customer	(58)
Ending Balance	$193

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g. when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.3 million three months ended June 30, 2018 and 2017, and $0.7 million for the six months ended June 30, 2018 and 2017.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.1 million for the three months ended June 30, 2018 and 2017, and $0.3 million and for the six months ended June 30, 2018 and 2017.

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

Comprehensive loss
     At June 30, 2018 and 2017, accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized gain and loss of available-for-sale securities, net of tax. The following table summarizes accumulated beginning and ending balances for each item in Accumulated other comprehensive income (loss) (in thousands):

	Foreign currency translation adjustments	Change in unrealized gain (loss) on available-for-sale securities, net of tax	Accumulated other comprehensive income (loss)
Balance December 31, 2017	$(3,203)	$(33)	$(3,236)
Change in period	946	28	974
Balance June 30, 2018	$(2,257)	$(5)	$(2,262)

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

The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $14,000 and $56,000 for the three months ended June 30, 2018 and 2017, respectively, and $47,000 and $63,000 for the six months ended June 30, 2018 and 2017, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2018 and 2017, a cumulative balance of $30,000 and $17,000 of interest and penalties have been accrued, respectively.

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

At June 30, 2018, the Company's foreign earnings, which have not been significant, have been retained indefinitely by foreign subsidiary companies for reinvestment.  Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries. At June 30, 2018, the Company has an accumulated E&P Deficit.

Medical device excise tax
     The Company has been subject to the Health Care and Education Reconciliation Act of 2010 (the “Act”), which imposes a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Under the Act, a taxable medical device is any device defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act, intended for humans, which includes an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which meets certain requirements. The Consolidated Appropriations Act of 2016 includes a two-year moratorium on the medical device excise tax, which moratorium suspended taxes on the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. On January 22, 2018, legislation was passed that suspends the medical device excise tax for sales in 2018 and 2019. The tax is not scheduled to take effect again until sales on or after January 1, 2020. It is unclear at this time if the suspension will be further extended, and we are currently subject to the tax after December 31, 2019. As such, the Company did not incur medical device excise tax expense during the six months ended June 30, 2018 and 2017.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(14,057)	$(12,090)	$(26,058)	$(29,250)
Denominator:
Denominator for basic loss per share:
Weighted average shares	59,763,259	43,193,065	57,208,114	43,035,672
Basic loss per share attributable to Conformis, Inc. stockholders	$(0.24)	$(0.28)	$(0.46)	$(0.68)
Diluted loss per share attributable to Conformis, Inc. stockholders	$(0.24)	$(0.28)	$(0.46)	$(0.68)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options and restricted stock awards	50,158	355,741	110,009	589,122

Recent accounting pronouncements
In  June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting." This ASU supersedes Subtopic 505-50, "Equity - Equity-Based Payments to Non-Employees" and expands on the scope of Topic 718, "Compensation - Stock Compensation", to include share-based payments issued to nonemployees for goods or services. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This ASU amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company has began its assessment process to evaluate the impact on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2019.

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

The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$14,936	$—	$—	$14,936	$14,936	$—
Level 1 securities:
Money market funds	12,195	—	—	12,195	12,195	—
U.S. treasury bonds	14,201	2	(1)	14,202	1,991	12,212
Level 2 securities:
Commercial paper	1,249	—	—	1,249	—	1,249
Agency bond	4,004	—	(6)	3,998	—	3,998
Total	$46,585	$2	$(7)	$46,580	$29,122	$17,459

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$9,849	$—	$—	$9,849	$9,849	$—
Level 1 securities:
Money market funds	3,499	—	—	3,499	3,499	—
U.S. treasury bonds	9,243	—	(4)	9,239	—	9,239
Level 2 securities:
Corporate bonds	4,935	—	(6)	4,929	—	4,929
Agency bonds	12,734	—	(22)	12,712	—	12,712
Repurchase agreement	5,000	—	—	5,000	5,000	—
Total	$45,260	$—	$(32)	$45,228	$18,348	$26,880
(1) Contractual maturity due within one year.

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Total receivables	$12,698	$13,835
Allowance for doubtful accounts and returns	(483)	(635)
Accounts receivable, net	$12,215	$13,200

Accounts receivable included unbilled receivable of $2.0 million and $1.4 million at June 30, 2018 and December 31, 2017, respectively. Write-offs related to accounts receivable were approximately $39,000 and

$3,000 for the three months ended June 30, 2018 and 2017, respectively, and $65,000 and $11,000 for the six months ended June 30, 2018 and 2017, respectively.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	June 30, 2018	December 31, 2017
Beginning balance	(635)	(681)
Provision for bad debts on trade receivables	20	15
Other allowances	67	(61)
Accounts receivable write offs	65	92
Ending balance	$(483)	$(635)

Note E—Inventories

Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw Material	$4,205	$2,905
Work in process	1,642	1,718
Finished goods	3,213	4,561
Total Inventories	$9,060	$9,184

Note F—Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	June 30, 2018	December 31, 2017
Equipment	5-7	$20,420	$19,331
Furniture and fixtures	5-7	955	955
Computer and software	3	8,453	7,877
Leasehold improvements	2-8	1,909	1,830
Reusable instruments	5	563	—
Total property and equipment		32,300	29,993
Accumulated depreciation		(15,345)	(13,479)
Property and equipment, net		$16,955	$16,514

During the period ended March 31, 2018, the Company substantially completed the reusable instrumentation tray design and commenced capitalization under ASC 360 "Property, Plant, and Equipment".

Depreciation expense related to property and equipment was $1.0 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense related to property and equipment was $1.9 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively.

Note G—Intangible Assets

The components of intangible assets consisted of the following (in thousands):

	Estimated Useful Life (Years)	June 30, 2018	December 31, 2017

Developed technology	10	$979	$979
Accumulated amortization		(832)	(783)
Developed technology, net		147	196

Acquired favorable lease	5	15	15
Accumulated amortization		(3)	(1)
Acquired favorable lease, net		12	14

Intangible assets, net		$159	$210

The Company recognized amortization expense of $24,000 and $62,000 for the three months ended June 30, 2018, and 2017, respectively, and $49,000 and $124,000 for the six months ended June 30, 2018 and 2017, respectively. The weighted-average remaining life of total amortizable intangible assets is 1.69 years for the developed technology and license agreements and favorable lease asset.

The estimated future aggregated amortization expense for intangible assets owned as of June 30, 2018 consisted of the following (in thousands):

Amortization expense
2018 (remainder of the year)	$50
2019	101
2020	3
2021	3
2022	2
$159
Note H—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued employee compensation	$4,325	$2,989
Deferred rent	124	115
Accrued legal expense	655	1,231
Accrued consulting expense	21	115
Accrued vendor charges	1,281	912
Accrued revenue share expense	891	968
Accrued clinical trial expense	195	196
Accrued other	1,182	1,194
	$8,674	$7,720

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

The future minimum rental payments under the Company’s non-cancellable operating leases for real estate as of June 30, 2018 were as follows (in thousands):

Year	Minimum lease Payments
2018 remainder of year	$765
2019	1,558
2020	1,595
2021	1,633
2022	1,397
2023-2025	2,939
$9,887

Rent expense of $0.4 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $0.8 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively, was charged to operations. The Company’s real estate operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method. Deferred rent was $0.8 million as of June 30, 2018 and December 31, 2017.  Deferred rent is included in accrued expenses and other long-term liabilities.

License and revenue share agreements

Revenue share agreements

The Company is party to revenue share agreements with certain past and present members of its scientific advisory board under which these advisors agreed to participate on a scientific advisory board and to assist with the development of the Company’s customized implant products and related intellectual property. These agreements provide that the Company will pay the advisor a specified percentage of the Company’s net revenue, ranging from 0.1% to 1.33%, with respect to the Company’s products on which the advisor made a technical contribution or, in some cases, products covered by one or more claims of one or more Company patents on which the advisor is a named inventor. The specific percentage is determined by reference to product classifications set forth in the agreement and is often tiered based on the level of net revenue collected by the Company on such product sales. The Company’s payment obligations under these agreements typically expire a fixed number of years after expiration or termination of the agreement or a fixed number of years after the first sale of a product, but in some cases expire on a product-by-product basis or expiration of the last to expire of the Company’s patents where the advisor is a named inventor that claims the applicable product.

Philipp Lang, M.D., the Company’s former Chief Executive Officer and former director, joined the Company’s scientific advisory board in 2004 prior to becoming an employee. The Company first entered into a revenue share agreement with Dr. Lang in 2008 when he became the Company’s Chief Executive Officer. In 2011, the Company entered into an amended and restated revenue share agreement with Dr. Lang. This agreement provides that the specified percentage of the Company’s net revenue payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of the Company’s current products, including the Company’s iUni, iDuo, iTotal CR,

iTotal PS, and Hip System products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. This agreement provides that the Company’s payment obligations expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is named an inventor that claim the applicable product and that these payment obligations survived the termination of Dr. Lang’s employment with the Company. Pursuant to the terms of this revenue share agreement with Dr. Lang, the Company incurred revenue share expense of $243,000 and $231,000 for the three months ended June 30, 2018, and 2017, respectively, and $493,000 and $489,000 for the six months ended June 30, 2018 and 2017, respectively.

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board and Dr. Lang's revenue share agreements of $0.9 million during the three months ended June 30, 2018, representing 4.7% of product revenue and $1.8 million during the six months ended June 30, 2018, representing 4.7% of product revenue, $0.9 million during the three months ended June 30, 2017, representing 4.9% of product revenue, and $1.9 million during the six months ended June 30, 2017, representing 4.8% of product revenue. Revenue share expense is included in research and development. See “Note K—Related Party Transactions” for further information regarding the Company’s arrangement with Dr. Lang.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at June 30, 2018 or December 31, 2017.

Legal proceedings

In the ordinary course of the Company's business, the Company is subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where the Company sells its products. An estimate of the possible loss or range of loss as a result of any of these matters cannot be made; however, management does not believe that these matters, individually or in the aggregate, are material to its financial condition, results of operations or cash flows.

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

On May 27, 2016, Smith & Nephew filed its answer and counterclaims in response to the Company's lawsuit, which it subsequently amended on July 22, 2016. Smith & Nephew denied that its Visionaire® patient-specific instrumentation as well as the implants systems used in conjunction with the Visionaire instrumentation infringe the patents asserted by the Company in the lawsuit. It also alleged two affirmative defenses: that the Company's asserted patents are invalid and that the Company is barred from relief under the doctrine of laches. In addition, Smith & Nephew asserted a series of counterclaims, including counterclaims seeking declaratory judgments that Smith & Nephew’s accused products do not infringe the Company's patents and that the Company's patents are invalid. Smith & Nephew also alleged that Conformis infringes ten patents owned or exclusively licensed by Smith & Nephew: two of those patents Smith & Nephew alleged are infringed by the Company's iUni and iDuo products; three of those patents Smith & Nephew alleged are infringed by the Company's iTotal products; and five of those patents Smith & Nephew licenses from Kinamed, Inc. of Camarillo, California and alleged are infringed by the Company's iUni, iDuo and iTotal products. Due to Smith & Nephew’s licensing arrangement with Kinamed, Kinamed was named as a party to the lawsuit. Smith & Nephew and Kinamed requested, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction. On March 9, 2017, the Court entered a stipulation of dismissal by the parties that dismissed from the lawsuit eight patents asserted by Smith & Nephew, including the patents involving Kinamed, and two patents asserted by Conformis. With the dismissal of all claims involving Kinamed's patents, Kinamed is no longer a party to the lawsuit.

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

Between December 18, 2017 and April 18, 2018, IPR hearings were held for the six patents for which IPR proceedings were instituted. On March 26, 2018, the USPTO issued its first ruling holding that our U.S. Patent No. 9,055,953 (the “’953 Patent”) is invalid over prior art. On April 19, 2018, the USPTO issued its second ruling holding that our U.S. Patent No. 9,216,025 (the “‘025 Patent”) is invalid over prior art. On May 25, 2018, the Company filed a notice of appeal for the ‘953 Patent with the USPTO, and on June 7, 2018, the Company filed a notice of appeal for the ‘025 Patent with the USPTO. On June 19, 2018, the Company filed a motion to consolidate the appeals for the ‘953 and ‘025 Patents, which was granted on June 20, 2018. On June 11, 2018, the USPTO issued its third ruling holding that our U.S. Patent No. 7,981,158 (the “‘158 Patent”) is invalid over prior art. On June 12, 2018, the USPTO issued its fourth ruling holding that our U.S. Patent No. 8,551,169 (the “‘169 Patent”) is invalid over prior art. The ’953 Patent is not part of the lawsuit having been voluntarily dismissed on March 9, 2017. The ‘025, ‘169 and ‘158 Patents are part of the lawsuit. The Company expects to receive rulings on the remaining IPR proceedings by February 7, 2019.

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

Note J—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Oxford Finance, LLC, Term A Loan	$15,000	$15,000
Oxford Finance, LLC, Term B Loan	15,000	15,000
	30,000	30,000
Less unamortized debt issuance costs	(279)	(333)
Long-term debt, less debt issuance costs	$29,721	$29,667

Principal payments due as of June 30, 2018 consisted of the following (in thousands):

Principal Payment
2018 (remainder of the year)	$—
2019	—
2020	13,750
2021	15,000
2022	1,250
Total	$30,000

2017 Secured Loan Agreement

On January 6, 2017, the Company entered into $50 million the 2017 Secured Loan Agreement with Oxford. Through the 2017 Secured Loan Agreement, the Company accessed $15 million Term Loan A at closing $15 million and Term Loan B on June 30, 2017, and the Company has access to an additional $20 million of borrowings, at its option, through June 2018, subject to the satisfaction of certain revenue milestones and customary drawdown conditions, which the Company did not satisfy as of the end of June 2018. On July 31, 2018, the Company and Oxford entered into the Amendment. The Amendment amended the Company’s financial covenants, including the revenue covenant and requires the Company to maintain at least $10 million in cash collateral.  The Amendment also required liens on the Company’s copyrights, trademarks and patents. In connection with the Amendment, the Company also agreed to pay to Oxford a fee of $1 million within 30 days of consummation of a sale of the Company. The proceeds of the Term A and Term B Loans are used to fund the Company’s ongoing working capital needs.

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

The 2017 Secured Loan Agreement also specifies events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent with the right to exercise remedies against us and the collateral securing the 2017 Secured Loan Agreement, including foreclosure against assets securing the 2017 Secured Loan Agreement, including the Company’s cash.  These events of default include, among other things, the Company’s failure to pay any amounts due under the 2017 Secured Loan Agreement, a breach of covenants under the 2017 Secured Loan Agreement, including, among other customary debt covenants, achieving certain revenue levels and limiting the amount of cash and cash equivalents held by the Company's foreign subsidiaries, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000, one or more judgments against the Company in an amount greater than $500,000, a material adverse change with respect to any governmental approval and any delisting event.

As of June 30, 2018, the Company was not in breach of covenants under the 2017 Secured Loan Agreement.

Note K—Related Party Transactions

Vertegen

In April 2007, the Company entered into a license agreement with Vertegen, Inc., or Vertegen, which was amended in May 2015 (the “Vertegen Agreement”). Vertegen is an entity that is wholly owned by Dr. Lang, the Company’s former Chief Executive Officer. Under the Vertegen Agreement, Vertegen granted the Company an exclusive, worldwide license under specified Vertegen patent rights and related technology to make, use and sell products and services in the fields of diagnosis and treatment of articular disorders and disorders of the human spine. The Company may sublicense the rights licensed to it by Vertegen. The Company is required to use commercially reasonable efforts, at its sole expense, to prosecute the patent applications licensed to the Company by Vertegen. Pursuant to the Vertegen Agreement, the Company is required to pay Vertegen a 6% royalty on net sales of products covered by the patents licensed to the Company by Vertegen, the subject matter of which is directed primarily to spinal implants, and any proceeds from the Company enforcing the patent rights licensed to the Company by Vertegen. Such 6% royalty rate will be reduced to 3% in the United States during the five-year period following the expiration of the last-to-expire applicable patent in the United States and in the rest of the world during the five-year period following the expiration of the last-to-expire patent anywhere in the world. The Company has not sold any products subject to this agreement and has paid no royalties under this agreement. The Company has cumulatively paid approximately $150,000 in expenses as of June 30, 2018 in connection with the filing and prosecution of the patent applications licensed to the Company by Vertegen.

The Vertegen Agreement may be terminated by the Company at any time by providing notice to Vertegen. In addition, Vertegen may terminate the Vertegen Agreement in its entirety if the Company is in material breach of the agreement, and the Company fails to cure such breach during a specified period.

Revenue share agreements

As described in Note I, the Company is a party to certain agreements with advisors that participate as members of the Company’s scientific advisory board. In September 2011, the Company entered into an amended and restated revenue share agreement with Philipp Lang, M.D., the Company’s former Chief Executive Officer and former director, which amended and restated a similar agreement entered into in 2008 when Dr. Lang stepped down as chair of the Company’s scientific advisory board and became the Company’s Chief Executive Officer. This agreement provides that the specified percentage of the Company's net revenue payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of the Company's current products products, including the Company’s iUni, iDuo, iTotal CR, iTotal PS, and Conformis Hip System products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. Under the agreement, the specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenue collected by the Company on such product sales. The agreement provides that the Company’s payment obligations expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is a named inventor that claim the applicable product and that these payment obligations survived the termination of Dr. Lang’s employment with the Company. Pursuant to the terms of this revenue share agreement with Dr. Lang, the Company incurred revenue share expense of $243,000 and $231,000 for the three months ended June 30, 2018 and 2017, respectively, and $493,000 and $489,000 for the six months ended June 30, 2018 and 2017, respectively.

Note L—Stockholders’ Equity

Common stock

On January 29, 2018, the Company closed an offering of its common stock pursuant to the Shelf Registration Statement and issued and sold 15,333,333 shares of its common stock (including 2,000,000 shares of common stock issued in connection with the exercise in full by the underwriters of their over-allotment option) at a public offering price of $1.50 per share, for aggregate net proceeds of approximately $21.3 million. The Company intends to use the net proceeds of the offering of the shares for general corporate purposes, which may include research and development costs, sales and marketing costs, clinical studies, manufacturing development, the acquisition or licensing of other businesses or technologies, repayment and refinancing of debt, including the Company's secured term loan facility, working capital and capital expenditures.

Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

     Summary of common stock activity was as follows:

Shares
Outstanding December 31, 2017	45,528,519
Issuance of common stock - option exercises	80,000
Issuance of restricted common stock	2,288,217
Forfeiture of unvested restricted stock	(116,439)
Issuance of common stock - Secondary offering	15,333,333
Outstanding June 30, 2018	63,113,630

 Preferred stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at June 30, 2018 and December 31, 2017.
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

Warrants

The Company also issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No warrants were issued in the three and six months ended June 30, 2018. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets. All warrants were exercisable immediately upon issuance.

Common stock warrants

The Company also issued warrants to certain investors and consultants to purchase shares of common stock.  Warrants to purchase 28,926 shares of common stock were outstanding as of June 30, 2018 and December 31, 2017. Outstanding warrants are currently exercisable with varying exercise expiration dates from 2020 through 2024. At June 30, 2018 and December 31, 2017, the weighted average warrant exercise price per share for common stock underlying warrants and the weighted average contractual life was as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2017	28,926	$9.80	5.66	28,926	$9.80
Outstanding June 30, 2018	28,926	$9.80	5.16	28,926	$9.80

Stock option plans

As of June 30, 2018, 530,043 shares of common stock were available for future issuance under the 2015 Stock Incentive Plan ("2015 Plan"). The 2015 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of our common stock, (b) 3% of the number of share of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board. Effective January 1, 2018, an additional 1,365,856 shares of our common stock were added to the 2015 Plan under the terms of this provision.

Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2017	3,627,995	$6.48
Granted	165,219	1.36
Exercised	(80,000)	1.40	8
Expired	(373,278)	6.23
Cancelled/Forfeited	(76,435)	5.58
Outstanding June 30, 2018	3,263,501	$6.40	$—
Total vested and exercisable	2,409,811	$6.95	$—

The total fair value of stock options that vested during the three and six months ended June 30, 2018 was $0.2 million and $0.6 million, respectively. The weighted average remaining contractual term for the total stock options outstanding was 5.83 years as of June 30, 2018. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.71 years as of June 30, 2018.

Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2017	1,339,121	$6.06
Granted	2,288,217	1.39
Vested	(271,755)	6.06
Forfeited	(116,439)	6.00
Unvested June 30, 2018	3,239,144	$2.76

The total fair value of restricted common stock awards that vested during the three and six months ended June 30, 2018 was $1.1 million and $1.6 million.

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

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.75%	2.14%	2.75% - 2.90%	2.14%
Expected term (in years)	6.25	6.02	6.25	6.05
Dividend yield	—%	—%	—%	—%
Expected volatility	52.81%	50.95%	52.81% - 56.44%	50.95%

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
Stock-based compensation expense was $0.9 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively.  Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$47	$117	$85	$215
Sales and marketing	157	224	282	482
Research and development	274	405	564	897
General and administrative	434	703	853	1,147
	$912	$1,449	$1,784	$2,741

As of June 30, 2018, the Company had $2.0 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 2.93 years. As of June 30, 2018, the Company had $7.7 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 3.31 years.

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

Geographic information consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product Revenue
United States	$16,356	$15,219	32,383	31,183
Germany	2,186	2,428	5,273	6,393
Rest of World	366	399	735	849
	$18,908	$18,046	38,391	38,425

	June 30, 2018	December 31, 2017
Property and equipment, net
United States	$16,872	$16,424
Germany	83	90
	$16,955	$16,514
Note N—Subsequent Events

On July 31, 2018, the Company and Oxford entered into the Amendment. The Amendment amended the Company’s financial covenants, including the revenue covenant and requires the Company to maintain at least $10 million in cash collateral.  The Amendment also required liens on the Company’s copyrights, trademarks and patents. In connection with the Amendment, the Company also agreed to pay to Oxford a fee of $1 million within 30 days of consummation of a sale of the Company.

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

Overview

We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which we refer to as customized, to fit each patient’s unique anatomy. The worldwide market for joint replacement products is approximately $17.5 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We offer a broad line of customized knee implants designed to restore the natural shape of a patient’s knee. In clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function and greater patient satisfaction compared to off-the-shelf implants. In a study published in the May 2018 in The Journal of Knee Surgery, a peer-reviewed orthopedic journal, entitled “In Vivo Tibial Fit and Rotational Analysis of a Customized, Patient-Specific TKA versus Off-the-Shelf TKA,” indicated that the iTotal CR knee replacement implant provided better rotational alignment and tibial fit compared to off-the-shelf implants (i.e., non-customized). We provided financial support for this study and the author is a paid consultant of ours on other matters. In addition, in a February 2018 report from Beyond Compliance, results were presented summarizing four year data from the England and Wales National Joint Registry (“Registry”) demonstrating high survivorship in patients treated with the iTotal CR knee replacement implant, specifically the data showed a low cumulative percent revision of 0.5% for Conformis patients as compared with 1.9% for all total knee replacement patients.

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

Revenue

Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong, Malaysia, Monaco and Australia. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into pricing agreements. The process of negotiating a pricing agreement can be lengthy and time-consuming, require extensive management time and may not be successful.

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

Research and development.    Research and development expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for personnel employed in research and development, regulatory and clinical areas. Research and development expense also includes costs associated with product design, product refinement and improvement efforts before and after receipt of regulatory clearance, development prototypes, testing, clinical study programs and regulatory activities, contractors and consultants, and equipment and software to support our development. As our revenue increases, we will also incur additional expenses for revenue share payments to our past and present scientific advisory board members. We expect research and development expense to increase in absolute dollars as we develop new products to expand our product pipeline, add research and development personnel and conduct clinical activities.

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

Consolidated results of operations

Comparison of the three months ended June 30, 2018 and 2017

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2018		2017		2018 vs 2017
Three Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$18,908	99%	$18,046	98%	$862	5%
Royalty	192	1	438	2	(246)	(56)
Total revenue	19,100	100	18,484	100	616	3
Cost of revenue	9,989	52	12,236	66	(2,247)	(18)
Gross profit	9,111	48	6,248	34	2,863	46

Operating expenses:
Sales and marketing	9,809	51	9,375	51	434	5
Research and development	4,850	25	4,335	23	515	12
General and administrative	5,802	30	6,444	35	(642)	(10)
Total operating expenses	20,461	107	20,154	109	307	2
Loss from operations	(11,350)	(59)	(13,906)	(75)	2,556	18
Total other income/(expenses), net	(2,693)	(14)	1,872	10	(4,565)	(244)
Loss before income taxes	(14,043)	(74)	(12,034)	(65)	(2,009)	(17)
Income tax provision	14	—	56	—	(42)	(75)
Net loss	$(14,057)	(74)%	$(12,090)	(65)%	$(1,967)	(16)%

Product revenue.    Product revenue was $18.9 million for the three months ended June 30, 2018 compared to $18.0 million for the three months ended June 30, 2017, an increase of $0.9 million or 5%, due principally to increased sales of our iTotal PS, partially offset by decreased sales of our partial knee products and iTotal CR.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2018		2017		2018 vs 2017
Three Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$16,356	87%	$15,219	84%	$1,137	7%
Germany	2,186	12	2,428	13	(242)	(10)
Rest of world	366	1	399	3	(33)	(8)
Product revenue	$18,908	100%	$18,046	100%	$862	5%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 87% for the three months ended June 30, 2018 compared to 84% for the three months ended June 30, 2017. We believe the higher level of revenue as a percentage of product revenue inside the United States in the three months ended June 30, 2018 was due to the introduction of the iTotal PS in the United States, coupled with the change in the reimbursement of our iUni and iDuo partial implants and continued weakness in our iTotal CR business in Germany.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $10.0 million for the three months ended June 30, 2018 compared to $12.2 million for the three months ended June 30, 2017, a decrease of $2.2 million or 18%. The decrease was due primarily to vertical integration and other cost saving initiatives, coupled with a decrease in unused product, partially offset by slightly higher material scrap costs. Gross profit was $9.1 million for the three months ended June 30, 2018 compared to $6.2 million for the three months ended June 30, 2017, an increase of $2.9 million or 46%. Gross margin increased 1,400 basis points to 48% for the three months ended June 30, 2018 from 34% for the three months ended June 30, 2017. This increase in gross margin was driven primarily by savings from vertical integration efforts and other cost saving initiatives, as well as an increase in average selling price.

Sales and marketing.    Sales and marketing expense was $9.8 million for the three months ended June 30, 2018 compared to $9.4 million for the three months ended June 30, 2017, an increase of $0.4 million or 5%. The increase was due primarily to higher commissions related to the increase in revenue. Sales and marketing expense remained consistent as a percentage of total revenue of 51% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Research and development.    Research and development expense was $4.9 million for the three months ended June 30, 2018 compared to $4.3 million for the three months ended June 30, 2017, an increase of $0.5 million or 12%. The increase was due primarily to a $0.2 million increase in prototype costs in connection with the commercialization of the Conformis Hip System, $0.2 million in personnel costs and $0.1 million increase in other expenses. Research and development expense increased as a percentage of total revenue to 25% for the three months ended June 30, 2018 from 23% for the three months ended June 30, 2017.

General and administrative.    General and administrative expense was $5.8 million for the three months ended June 30, 2018 compared to $6.4 million for the three months ended June 30, 2017, a decrease of $0.6 million or 10%. The decrease was due primarily to a $0.5 million decrease in litigation and general legal expenses, a $0.4 million decrease in salaries and incentives, and a $0.2 million decrease in business insurance, partially offset by a $0.6 million increase primarily due to a refund received in 2017 of previously paid medical device excise tax and a $0.2 million increase in other general administrative costs. General and administrative expense decreased as a percentage of total revenue to 30% for the three months ended June 30, 2018 from 35% for the three months ended June 30, 2017.

     Total other income/(expense), net.    Other income/(expense), net was $(2.7) million for the three months ended June 30, 2018 compared to $1.9 million for the three months ended June 30, 2017, a change of $(4.6) million, or 244%. The change was primarily due to a $4.2 million increase in foreign currency exchange transaction expense and a $0.4 million increase in interest expense associated with long-term debt.

Income taxes.    Income tax provision was $14,000 and $56,000 for the three months ended June 30, 2018 and 2017, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

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

Comparison of the six months ended June 30, 2018 and 2017

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2018		2017		2018 vs 2017
Six Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$38,391	99%	$38,425	99%	$(34)	—%
Royalty	365	1	514	1	(149)	(29)
Total revenue	38,756	100	38,939	100	(183)	—
Cost of revenue	20,858	54	26,196	67	(5,338)	(20)
Gross profit	17,898	46	12,743	33	5,155	40

Operating expenses:
Sales and marketing	20,220	52	20,191	52	29	—
Research and development	9,544	25	8,895	23	649	7
General and administrative	11,942	31	14,902	38	(2,960)	(20)
Total operating expenses	41,706	108	43,988	113	(2,282)	(5)
Loss from operations	(23,808)	(61)	(31,245)	(80)	7,437	24
Total other income/(expenses), net	(2,203)	(6)	2,058	5	(4,261)	(207)
Loss before income taxes	(26,011)	(67)	(29,187)	(75)	3,176	11
Income tax provision	47	—	63	—	(16)	(25)
Net loss	$(26,058)	(67)%	$(29,250)	(75)%	$3,192	11%

Product revenue.    Product revenue was $38.4 million for the six months ended June 30, 2018, consistent with the six months ended June 30, 2017. Increased sales of our iTotal PS was offset by decreased sales of our partial knee products and iTotal CR.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2018		2017		2018 vs 2017
Six Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$32,383	84%	$31,183	81%	$1,200	4%
Germany	5,273	14	6,393	17	$(1,120)	(18)
Rest of world	735	2	849	2	(114)	(13)
Product revenue	$38,391	100%	$38,425	100%	$(34)	—%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 84% for the six months ended June 30, 2018 compared to 81% for the six months ended June 30, 2017. We believe the higher level of revenue as a percentage of product revenue inside the United States in the six months ended June 30, 2018 was due to the introduction of the iTotal PS in the United States, coupled with the change in the reimbursement of our iUni and iDuo partial implants and continued weakness in our iTotal CR business in Germany.

Royalty revenue was $0.4 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $20.9 million for the six months ended June 30, 2018 compared to $26.2 million for the six months ended June 30, 2017, a decrease of $5.3 million or 20%. The decrease was due primarily to vertical integration and other cost saving initiatives, coupled with a reduction in unused product, partially offset by slightly higher material scrap costs. Gross profit was $17.9 million for the six months ended June 30, 2018 compared to $12.7 million for the six months ended June 30, 2017, an increase of $5.2 million or 40%. Gross margin increased 1300 basis points to 46% for the six months ended June 30, 2018 from 33% for the six months ended June 30, 2017. This increase in gross margin was driven primarily by savings from vertical integration efforts and other cost saving initiatives, as well as an increase in average selling price.

Sales and marketing.    Sales and marketing expense was $20.2 million for the six months ended June 30, 2018 consistent with the six months ended June 30, 2017. An increase in consulting and marketing and promotion totaling $0.4 million were offset by a decease in personnel costs of $0.4 million. Sales and marketing expense was consistent as a percentage of total revenue to 52% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Research and development.    Research and development expense was $9.5 million for the six months ended June 30, 2018 compared to $8.9 million for the six months ended June 30, 2017, an increase of $0.6 million or 7%. The increase was due primarily to a $0.4 million increase in prototype costs related to the commercialization of the Conformis Hip System and a $0.2 million increase in personnel costs. Research and development expense increased as a percentage of total revenue to 25% for the six months ended June 30, 2018 from 23% for the six months ended June 30, 2017.

General and administrative.    General and administrative expense was $11.9 million for the six months ended June 30, 2018 compared to $14.9 million for the six months ended June 30, 2017, a decrease of $3.0 million or 20%. The decrease was due primarily to a $1.6 million decrease in patent litigation and general legal expenses, a $0.7 million decrease in personnel costs, a $0.4 million decrease in business insurance, a $0.3 million decrease in facility expenses, a $0.3 million decrease in severance expense and a $0.3 million decrease in other general administrative costs, partially offset by a $0.6 million refund received in 2017 of previously paid medical device excise tax. General and administrative expense decreased as a percentage of total revenue to 31% for the six months ended June 30, 2018 from 38% for the six months ended June 30, 2017.

     Total other income/(expense), net.    Other income/(expense), net was $(2.2) million for the six months ended June 30, 2018 compared to $2.1 million for the six months ended June 30, 2017, a change of $(4.3) million, or 207%. The change was primarily due to a $3.5 million increase in foreign currency exchange transaction expense and a $0.8 million increase in interest expense associated with long-term debt.

Income taxes.    Income tax provision was approximately $47,000 for the six months ended June 30, 2018 and $63,000 for the six months ended June 30, 2017. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the six months ended June 30, 2018, we have financed our operations primarily through private placements of preferred stock, our initial public offering, or IPO, equity offerings, bank debt and product revenue beginning. We have not yet attained profitability and continue to incur operating losses. As of June 30, 2018, we had an accumulated deficit of $458.4 million.

On January 6, 2017, we entered into a senior secured $50 million loan and security agreement (the "2017 Secured Loan Agreement") with Oxford Finance LLC (“Oxford”). Through the 2017 Secured Loan Agreement, we accessed the initial $15 million of borrowings at closing (the "Term A Loan"), and an additional $15 million of borrowings on June 30, 2017 (the "Term B Loan"). We also had access to, but did not draw, an additional $20 million of borrowings, at our option, through June 2018, subject to the satisfaction of certain revenue milestones and customary drawdown conditions, which we did not satisfy as of the end of June 2018. On July 31, 2018, we entered into an amendment (the “Amendment”) to the 2017 Secured Loan Agreement. The Amendment amended our financial covenants, including the revenue covenant and requires us to maintain at least $10 million in cash collateral.  The Amendment also required liens on our copyrights, trademarks and patents. The 2017 Secured Loan Agreement is secured by substantially all of our personal property. Additionally, pursuant to the terms of the Amendment, we entered into an Intellectual Property Security Agreement, pursuant to which we pledged our copyrights, trademarks and patents to secure our obligations under the 2017 Secured Loan Agreement. The proceeds of the Term A and Term B Loans have been and will be used to fund our ongoing working capital needs.

The Term A Loan and Term B Loan under the 2017 Secured Loan Agreement bear interest at a floating annual rate calculated at the greater of 30 day LIBOR or 0.53%, plus 6.47%. We are required to make monthly interest-only payments in arrears commencing on the second payment date following the funding date of each term loan, and continuing on the payment date of each successive month thereafter through and including the payment date immediately preceding the amortization date of February 1, 2020.  Commencing on the amortization date, and continuing on the payment date of each month thereafter, we are required to make consecutive equal monthly payments of principal of each term loan, together with accrued interest, in arrears, to Oxford.  All unpaid principal, accrued and unpaid interest with respect to each term loan, and a final payment in the amount of 5.0% of the amount of loans advanced, is due and payable in full on the term loan maturity date.  The 2017 Secured Loan Agreement has a term of five years and matures on January 1, 2022.

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

The 2017 Secured Loan Agreement also specifies events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent with the right to exercise remedies against us and the collateral securing the 2017 Secured Loan Agreement, including foreclosure against assets securing the 2017 Secured Loan Agreement, including our cash.  These events of default include, among other things, our failure to pay any amounts due under the 2017 Secured Loan Agreement, a breach of covenants under the 2017 Secured Loan Agreement, including, among other customary debt covenants, achieving certain revenue levels and limiting the amount of cash and cash equivalents held by our foreign subsidiaries, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000, one or more judgments against us in an amount greater than $500,000, a material adverse change with respect to any governmental approval and any delisting event.

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allows us to sell from time-to-time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we may issue and sell up to $50 million of our common stock and entered into the Distribution Agreement with Canaccord Genuity, pursuant to which Canaccord has agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market” offering ("ATM") as defined in

Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. We are not obligated to sell any number of shares under the Distribution Agreement. As of June 30, 2018, we have sold 228,946 shares under the Distribution Agreement resulting in net proceeds of $1.0 million.

On January 29, 2018, we closed an offering of our common stock pursuant to the Shelf Registration Statement and issued and sold 15,333,333 shares of our common stock (including 2,000,000 shares of common stock issued in connection with the exercise in full by the underwriters of their over-allotment option) at a public offering price of $1.50 per share, for aggregate net proceeds of approximately $21.3 million. For further information regarding this public offering, see "Note N - Stockholders' Equity" to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, future potential capital raises through the issuance of equity or other securities, and revenues that we may generate in connection with licensing our intellectual property. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

We may need to engage in additional equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, or at all. To the extent that we raise additional capital through the future sales of equity or debt, the ownership interest of our stockholders will be diluted. The terms of these future or debt securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders or involve negative covenants that restrict our ability to take specific actions, such as incurring additional debt or making capital expenditures.

At June 30, 2018, we had cash and cash equivalents and investments of $46.6 million and $0.5 million in restricted cash allocated to lease deposits.  Based on our current operating plan, we expect that our existing cash and cash equivalents and investments as of June 30, 2018, including borrowings under our 2017 Secured Loan Agreement, and anticipated revenue from operations, including from projected sales of our products, will enable us to fund our operating expenses and capital expenditure requirements and pay our debt service as it becomes due for at least the next 12 months from the date of filing. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products and the gross profit we expect to generate from those revenues, and we could consume our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(18,664)	$(21,018)	$2,354	11%
Investing activities	7,057	(7,356)	14,413	196
Financing activities	21,436	32,604	(11,168)	(34)
Effect of exchange rate on cash	945	(2,280)	3,225	141
Total	$10,774	$1,950	$8,824	453%

Net cash used in operating activities.    Net cash used in operating activities was $18.7 million for the six months ended June 30, 2018 and $21.0 million for the six months ended June 30, 2017, a decrease of $2.4 million. These amounts primarily reflect net loss of $26.1 million for the six months ended June 30, 2018 and $29.3 million for the six months ended June 30, 2017. The net cash used in operating activities for the six months ended June 30, 2018 was affected by changes in our operating assets and liabilities, including a decrease from inventory of $0.2 million, a decrease from accounts payable and accrued liabilities of $2.8 million, and a decrease from deferred revenue and other long term liabilities of $0.1 million, offset by an increase from prepaid expenses of $1.2 million, an increase from accounts receivable of $1.6 million, and an increase from stock compensation expense of $1.0 million.

Net cash (used in) provided by investing activities.    Net cash provided by investing activities was $7.1 million for the six months ended June 30, 2018, and for the six months ended June 30, 2017 net cash used by investing activities was $7.4 million, a change of $14.4 million. These amounts primarily reflect a decrease in cash used to purchase investments of $6.3 million, an increase in cash provided from matured investments of $7.0 million, a decrease in costs related to the acquisition of property, plant, and equipment of $0.7 million, and a decrease from restricted cash of $0.5 million.

Net cash provided by financing activities.    Net cash provided by financing activities was $21.4 million for the six months ended June 30, 2018 and $32.6 million for the six months ended June 30, 2017, a decrease of $11.2 million. The decrease was primarily due to a decrease from issuance of debt of $30.0 million and a decrease from proceeds from the exercise of common stock options of $1.9 million, offset by an increase from proceeds from issuance of common stock of $20.3 million and an increase from debt issuance costs of $0.4 million.

Contractual obligations and commitments

We described our contractual obligations and commitments under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2017.

2017 Secured Loan Agreement

On January 6, 2017, we entered into the 2017 Secured Loan Agreement with Oxford. Through the Secured Loan Agreement with Oxford, we accessed $15 million of borrowings on January 6, 2017 and a second $15 million of borrowings on June 30, 2017. We also had access to, but did not draw, an additional $20 million of borrowings, at our option, through June 2018, subject to the satisfaction of certain revenue milestones and customary drawdown conditions, which we did not satisfy as of the end of June 2018. In connection with the Amendment, we also agreed to pay to Oxford a fee of $1 million within 30 days of consummation of the sale of our company. For further information regarding the Secured Loan Agreement and the Amendment, see “Note J-Debt and Notes Payable-2017 Secured Loan Agreement”

Revenue share agreements

We are party to revenue share agreements with certain past and present members of our scientific advisory board under which these advisors agreed to participate on our scientific advisory board and to assist with the development of our customized implant products and related intellectual property. These agreements provide that we will pay the advisor a specified percentage of our net revenue, ranging from 0.1% to 1.33%, with respect to our products on which the advisor made a technical contribution or, in some cases, which we covered by a claim of one of or patents on which the advisor is a named inventor. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenue collected by us on such product sales. Our payment obligations under these agreements typically expire a fixed number of years after expiration or termination of the agreement, but in some cases expire on a product-by-product basis or expiration of the last to expire of our patents where the advisor is a named inventor that claims the applicable product.

Philipp Lang, M.D., our former Chief Executive Officer and former director, joined our scientific advisory board in 2004 prior to becoming an employee. We first entered into a revenue share agreement with Dr. Lang in 2008 when he became our Chief Executive Officer. In 2011, we entered into an amended and restated revenue share agreement with Dr. Lang. This agreement provides that the specified percentage of our net revenue payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of our current products, including our iUni, iDuo, iTotal CR, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation we may develop in the future. The agreement provides that our payment obligations expire on a product-by-product basis on the last to expire of our patents on which Dr. Lang is named an inventor that claim the applicable product and that these payment obligations survived the termination of Dr. Lang’s employment with us. Pursuant to the terms of this revenue share agreement with Dr. Lang, we incurred revenue share expense of $243,000 and $231,000 for the three months ended June 30, 2018 and 2017, respectively, and $493,000 and $489,000 for the six months ended June 30, 2018 and 2017, respectively. We have raised concerns with Dr. Lang relating to this revenue share agreement and are seeking to enter into discussions with Dr. Lang concerning the scope of this agreement.

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members and one of our directors, ranges, depending on the particular product, from 3.4% to 5.8%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board and Dr. Lang revenue share agreements of $0.9 million during the three months ended June 30, 2018, representing 4.7% of product revenue and $1.8 million during the six months ended June 30, 2018, representing 4.7% of product revenue, $0.9 million during the three months ended June 30, 2017, representing 4.9% of product revenue, and $1.9 million during the six months ended June 30, 2017, representing 4.8% of product revenue. Revenue share expense is included in research and development. For further information, see “Note I-Commitments and Contingencies -Revenue Share Agreements” or “Note K—Related Party Transactions - Revenue Share Agreements” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q .

Segment information
We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In addition, we are exposed to limited market risk related to fluctuation in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2018, we had cash and cash equivalents of $29.1 million consisting of demand deposits and money market accounts on deposit with certain financial institutions. We had $2.1 million as of June 30, 2018 and $2.2 million as of December 31, 2017 held in foreign bank accounts that were not federally insured. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign currency exchange risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results.  Approximately 16% of our product revenue for the six months ended June 30, 2018 and 19% of our product revenue for the six months ended June 30, 2017 were denominated in foreign currencies.  We expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Costs of revenue related to these sales are primarily denominated in U.S. dollars; however, operating costs, including sales and marketing and general and administrative expense, related to these sales are largely denominated in the same currencies as the sales, thereby partially limiting our transaction risk exposure. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations.

In 2016, we began transferring excess cash residing in our German bank account to the U.S. As a result, intercompany loans with ConforMIS Europe GmbH, our wholly owned subsidiary, generated as a result of selling our products to customers in Germany, are no longer considered to be of a long-term investment nature, and gains and losses realized on intercompany loan balances, which are generated from the sale of our products to foreign customers, are included in the consolidated statements of operations. For the six months ended June 30, 2018, we recognized $1.0 million in foreign exchange transaction loss on intercompany loan balances included in foreign currency transaction loss. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.  A 10% increase or decrease in foreign currency exchange rates would have resulted in additional income or expense of $3.9 million for the six months ended June 30, 2018 and $3.6 million for the six months ended June 30, 2017.

We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Between December 18, 2017 and April 18, 2018, IPR hearings were held for the six patents for which IPR proceedings were instituted. On March 26, 2018, the USPTO issued its first ruling holding that our U.S. Patent No. 9,055,953 (the “’953 Patent”) is invalid over prior art. On April 19, 2018, the USPTO issued its second ruling holding that our U.S. Patent No. 9,216,025 (the “‘025 Patent”) is invalid over prior art. On May 25, 2018, we filed a notice of appeal for the ‘953 Patent with the USPTO, and on June 7, 2018, we filed a notice of appeal for the ‘025 Patent with the USPTO. On June 19, 2018, we filed a motion to consolidate the appeals for the ‘953 and ‘025 Patents, which was granted on June 20, 2018. On June 11, 2018, the USPTO issued its third ruling holding that our U.S. Patent No. 7,981,158 (the “‘158 Patent”) is invalid over prior art. On June 12, 2018, the USPTO issued its fourth ruling holding that our U.S. Patent No. 8,551,169 (the “‘169 Patent”) is invalid over prior art. The ’953 Patent is not part of the lawsuit having been voluntarily dismissed on March 9, 2017. The ‘025, ‘169 and ‘158 Patents are part of the lawsuit. We expect to receive rulings on the remaining IPR proceedings by February 7, 2019.

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
ITEM 1A. RISK FACTORS
       We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. The following description of risk factors consists of updates to the risk factors previously disclosed in Part 1, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”). For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K. Risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 29 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks related to our financial position

We expect to incur substantial expenditures in the foreseeable future and expect to require additional capital to support business growth. This capital might not be available on terms favorable to us or at all.

We are a party to an Equity Distribution Agreement, or Distribution Agreement, with Canaccord Genuity Inc., or Canaccord, as sales agent, pursuant to which we may issue and sell shares of our common stock from time to time in “at-the-market” offerings. We also expect to engage in additional equity or debt financings to secure additional funds within the next two years, and we may need to engage in additional equity or debt financings to secure additional funds after that. We may not be able to obtain additional financing on terms favorable to us, or at all. To the extent that we raise additional capital through the future sale of equity or debt, including pursuant to the Distribution Agreement, the ownership interest of our stockholders will be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders or involve negative covenants that restrict our ability to take specific actions, such as incurring additional debt or making capital expenditures.

Risks related to other legal and compliance matters

If we are found to have violated laws protecting the privacy or security of patient health information or other personal data, we could be subject to civil or criminal penalties, litigation or regulatory investigations, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws in the United States and foreign countries protecting the privacy and security of personal data, including patient health information and patient records, and restricting the collection, use, disclosure and transfer of that protected information. In particular, Health Insurance Portability and Accountability Act, HIPAA, privacy, security and breach notification rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information, limiting most use and disclosure of health information to the minimum amount reasonably necessary to accomplish the intended purpose, requiring appropriate data security measures, and requiring data breach notification in certain circumstances. Similarly, the General Data Protection Regulation, or GDPR, came into force in the European Union, or EU, on May 25, 2018 and applies to the products and services that we offer to EU patients, our reach and development activities in the EU, our online or other tracking of individuals in the EU and our EU employees. The GDPR created a range of new compliance obligations, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and significantly increased financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). The GDPR also conferred a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. If we or any of our service providers are found to be in violation of HIPAA rules, the GDPR, or other data protection laws, we could be subject to civil or criminal penalties, litigation, or regulatory investigations, which could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial condition, and operating results.
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Current Report on Form 8-K.

ITEM 5. OTHER INFORMATION

On July 31, 2018, we entered into a second amendment to the amended and restated employment agreement with Mark Augusti, our Chief Executive Officer (the “Augusti Amendment”). The Augusti Amendment is effective as of July 31, 2018 and provides clarifications and addresses inconsistencies between Mr. Augusti’s existing amended and restated employment agreement (“Existing Agreement”) and the employment agreements we have with other executive officers. The Existing Agreement provides for full vesting of any unvested equity grants, if Mr. Augusti terminates his employment for Good Reason or we terminate his employment other than for Cause (collectively a “Qualifying Termination”; where “Good Reason” and “Cause” are defined in the Existing Agreement) during the period between three months before or 24 months following a Change in Control Transaction (“Change of Control Period”; where “Change in Control Transaction” is defined in the Existing Agreement). The Augusti Amendment provides that, upon a Qualifying Termination outside of the Change of Control Period, vesting of any outstanding unvested equity grants, if any, shall be accelerated in a number of shares that would have become vested if employment continued for (i) 18 months following a Qualifying Termination that occurs before November 14, 2018 or (ii) 12 months following a Qualifying Termination that occurs on or after November 14, 2018. The Augusti Amendment further provides that, upon a termination due to death or disability, vesting of any outstanding unvested equity grants, if any, shall be accelerated in a number of shares that would have become vested if employment continued for 12 months following such termination. For clarification on bonus payments due upon termination, the Augusti Amendment provides that, upon a Qualifying Termination that occurs within the Change of Control Period, the Company will pay Mr. Augusti the greater of (a) the bonus accrued by the Company for Mr. Augusti for the calendar year that is prior to the year in which the Qualifying Termination occurs, unless an annual bonus was already paid for that prior year, and a bonus of 75% of Mr. Augusti’s base salary for the calendar year in which the Qualifying Termination occurs or (b) 1.5 times a Target Bonus (defined in the Existing Agreement). The Augusti Amendment further provides that, upon a Qualifying Termination that occurs outside the Change of Control Period, we will pay Mr. Augusti the bonus accrued for the year prior to a Qualifying Termination, unless an annual bonus was already paid for that prior year, and, (x) an amount equal to 1.5 times a bonus of 75% of Mr. Augusti’s base salary for the calendar year in which the Qualifying Termination occurs, if the Qualifying Termination occurs before November 14, 2018 or (y) an amount equal to 75% of Mr. Augusti’s base salary for the calendar year in which the Qualifying Termination occurs, if the Qualifying Termination occurs on or after November 14, 2018. The Augusti Amendment further provides that, upon a termination due to death, we will pay Mr. Augusti a continuation of base salary for 12 months following such termination. The Augusti Amendment further clarifies that, upon a Qualifying Termination, we will pay the premiums, including any employee portion, for Mr. Augusti’s timely election of benefits under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), provided Mr. Augusti remains eligible for COBRA. Lastly, the Augusti Amendment increases the amount of paid time off that Mr. Augusti may accrue per year from four to five weeks, consistent with other executive officers.

The foregoing description is qualified in its entirety by reference to the text of the Augusti Amendment filed as exhibit 10.1 hereto.

On July 31, 2018, Conformis, Inc. (the “Company”) entered into a Fourth Amendment (the “Amendment”) to the Loan and Security Agreement dated January 6, 2017 (as previously amended, the “Loan and Security Agreement”) with Oxford Finance LLC (“Oxford”).

The Amendment, among other things, amends the financial covenants of the Company, requires the Company to maintain at least $10 million in cash collateral and creates liens on the Company’s copyrights, trademarks and patents. Pursuant to the terms of the Amendment, the Company and Oxford also entered into an Intellectual Property Security Agreement, pursuant to which the Company pledged its copyrights, trademarks and patents to secure the obligations of the Company under the Loan and Security Agreement. In connection with the Amendment, the Company and Oxford also entered into a Success Fee Agreement, pursuant to which the Company agreed to pay to Oxford a success fee of $1 million within thirty days of consummation of a sale of the Company.

Except as modified by the Amendment, all terms and conditions of the Loan and Security Agreement remain in full force and effect. A copy of the Amendment is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*†	Second Amendment to Amended and Restated Employment Agreement dated July 31, 2018, by and between Conformis, Inc. and Mark Augusti, its Chief Executive Officer.
10.2*	Fourth Amendment to Loan and Security Agreement, dated July 31, 2018, by and among Registrant and Oxford Finance LLC
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Indicates management contract or plan.
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

 Date: August 2, 2018

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer

 Date: August 2, 2018

CONFORMIS, INC.
By:	/s/ Paul Weiner
Paul Weiner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)