Form 10-Q
period 2018-09-30
Conformis Inc
filed 2018-11-05
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and "emerging growth company," in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, there were 63,272,653 shares of Common Stock, $0.00001 par value per share, outstanding.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$21,685	$18,348
Investments	15,248	26,880
Accounts receivable, net	11,664	13,200
Royalty receivable	10,634	—
Inventories	10,059	9,184
Prepaid expenses and other current assets	1,830	2,246
Total current assets	71,120	69,858
Property and equipment, net	14,582	16,514
Other Assets
Restricted cash	462	462
Intangible assets, net	134	210
Goodwill	—	6,731
Other long-term assets	23	23
Total assets	$86,321	$93,798

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,457	$4,891
Accrued expenses	7,997	7,720
Deferred revenue	—	305
Total current liabilities	12,454	12,916
Other long-term liabilities	627	651
Deferred tax liabilities	36	37
Deferred revenue	—	4,014
Long-term debt, less debt issuance costs	29,749	29,667
Total liabilities	42,866	47,285
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at September 30, 2018 and December 31, 2017; 63,638,018 and 45,528,519 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	511,249	486,570
Accumulated deficit	(465,797)	(436,821)
Accumulated other comprehensive loss	(1,998)	(3,236)
Total stockholders’ equity	43,455	46,513
Total liabilities and stockholders’ equity	$86,321	$93,798
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Product	$18,332	$18,176	$56,723	$56,601
Royalty	10,652	249	11,017	763
Total revenue	28,984	18,425	67,740	57,364
Cost of revenue	9,265	11,111	30,123	37,307
Gross profit	19,719	7,314	37,617	20,057

Operating expenses
Sales and marketing	9,053	8,741	29,273	28,932
Research and development	3,867	4,081	13,411	12,976
General and administrative	6,582	7,402	18,524	22,304
Goodwill impairment	6,731	—	6,731	—
Total operating expenses	26,233	20,224	67,939	64,212
Loss from operations	(6,514)	(12,910)	(30,322)	(44,155)

Other income and expenses
Interest income	164	137	475	367
Interest expense	(788)	(718)	(2,289)	(1,397)
Foreign currency exchange transaction (loss) income	(272)	1,099	(1,285)	3,606
Total other income (expenses), net	(896)	518	(3,099)	2,576
Loss before income taxes	(7,410)	(12,392)	(33,421)	(41,579)
Income tax provision	27	80	74	143

Net loss	$(7,437)	$(12,472)	$(33,495)	$(41,722)

Net loss per share
Basic and diluted	$(0.12)	$(0.29)	$(0.58)	$(0.97)
Weighted average common shares outstanding
Basic and diluted	60,225,504	43,468,559	58,224,963	43,182,090

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(7,437)	$(12,472)	$(33,495)	$(41,722)
Other comprehensive income (loss)
Foreign currency translation adjustments	261	(1,006)	1,206	(3,286)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	3	9	32	(9)
Comprehensive loss	$(7,173)	$(13,469)	$(32,257)	$(45,017)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(33,495)	$(41,722)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	3,015	2,698
Stock-based compensation expense	2,744	4,149
Provision for bad debts on trade receivables	(16)	5
Impairment of goodwill	6,731	—
Impairment of long-term assets	1,940	805
Disposal of long term-assets	(2)	—
Non-cash interest expense	82	73
Amortization/accretion on investments	17	159
Deferred taxes	(1)	42
Changes in operating assets and liabilities:
Accounts receivable	1,552	2,071
Royalty receivable	(10,434)	—
Inventories	(875)	1,143
Prepaid expenses and other assets	416	1,504
Accounts payable and accrued liabilities	(156)	(1,368)
Deferred royalty revenue	—	(229)
Other long-term liabilities	(23)	488
Net cash used in operating activities	(28,505)	(30,182)

Cash flows from investing activities:
Acquisition of property and equipment	(2,946)	(4,114)
Business acquisition, net of cash acquired	—	(5,780)
Decrease in restricted cash	—	(162)
Purchase of investments	(19,449)	(23,002)
Maturity of investments	31,095	23,125
Net cash provided/(used) in investing activities	8,700	(9,933)

Cash flows from financing activities:
Proceeds from exercise of common stock options	112	2,102
Debt issuance costs	—	(434)
Proceeds from issuance of debt	—	30,000
Net proceeds from issuance of common stock	21,824	1,023
Net cash provided by financing activities	21,936	32,691
Foreign exchange effect on cash and cash equivalents	1,206	(3,286)
Increase in cash and cash equivalents	3,337	(10,710)
Cash and cash equivalents, beginning of period	18,348	37,257
Cash and cash equivalents, end of period	$21,685	$26,547

Supplemental information:
Cash paid for interest	1,887	860
Non cash investing activities:
Issuance of common stock for business acquisition	—	594

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

These consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, bank debt and convertible debt financings, equity financings, equipment purchase loans, and product revenue beginning in 2007. The Company has not yet attained profitability and continues to incur operating losses and negative operating cash flows, which adversely impacts the Company's ability to continue as a going concern. At September 30, 2018, the Company had an accumulated deficit of $465.8 million and cash and cash equivalents, and investments of $36.9 million, and $0.5 million in restricted cash allocated to lease deposits.

On January 6, 2017, the Company entered into a senior secured $50 million loan and security agreement (the "2017 Secured Loan Agreement") with Oxford Finance LLC ("Oxford"). Through the 2017 Secured Loan Agreement, the Company accessed the initial $15 million of borrowings at closing (the "Term A Loan"), and an additional $15 million of borrowings under Term Loan B on June 30, 2017 (the "Term B Loan"), causing the outstanding principal balance owing to Oxford to be an aggregate $30 million as of September 30, 2018. In connection with incurring the Oxford debt, the Company granted Oxford a security interest in substantially all of its assets, including its cash and its intellectual property. On July 31, 2018, the Company and Oxford entered into an amendment (the “Amendment”) to the 2017 Secured Loan Agreement. See "Note J-Debt and Notes Payable" for additional information on the 2017 Secured Loan Agreement and the Amendment (collectively, the “Amended 2017 Secured Loan Agreement”). Under the Amended 2017 Secured Loan Agreement, the Company is subject to the satisfaction of certain revenue milestones which were increased under the Amendment beginning January 2019 and that the Company does not expect to satisfy as of the end of January 2019. It will constitute an event of default under the Amended 2017 Secured Loan Agreement if the Company fails to meet such financial covenants as of January 31, 2019. The Company must notify Oxford of such default and Oxford would be permitted to exercise remedies against the Company and its assets in respect of such event of default, including taking control of the Company's cash and commencing foreclosure proceedings on the Company's other assets. The Company would need to refinance this debt prior to Oxford exercising remedies against the Company in order to prevent such exercise of remedies. The Company has engaged an advisor and is actively seeking to refinance the Amended 2017 Secured Loan Agreement prior to any exercise of remedies by Oxford.

Management is in the initial stages of the refinancing process and it is too early to determine whether the Company will be successful in refinancing the Oxford debt. Accordingly, this factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements for the three and nine months ended September 30, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

The Company anticipates that its principal sources of funds in the future will be revenue generated from the sale of its products, potential future capital raises through the issuance of equity or other securities, debt financings and revenue that may be generated in connection with licensing its intellectual property. Management has based this expectation on assumptions that may prove to be wrong, such as the revenue that it expects to generate from the sale of its products, the gross profit the Company expects to generate from that revenue, the Company's ability to successfully refinance its Oxford debt, and the Company could use its capital resources sooner than expected. When the Company needs additional equity or debt financing proceeds to fund its operations, whether within the next 12 months or later, the Company may not be able to obtain additional financing on terms favorable to the Company, or at all.

In January 2017, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allows the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On May 10, 2017, the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”), for the sale and issuance of up to $50 million of its common stock and entered into a Distribution Agreement (“Distribution Agreement”) with Canaccord Genuity Inc. ("Canaccord") pursuant to which Canaccord agreed to sell shares of the Company's common stock from time to time, as our agent, in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. The Company is not obligated to sell any shares under the Distribution Agreement. As of September 30, 2018, the Company has sold 785,280 shares under the Distribution Agreement resulting in net proceeds of $1.5 million.

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

On September 14, 2018, the Company entered into a Settlement and License Agreement (the “Settlement and License Agreement”) with Smith & Nephew, Inc. (“Smith & Nephew”), pursuant to which the parties agreed to resolve all of their existing patent disputes. Pursuant to the Settlement and License Agreement, the Company granted to Smith & Nephew (i) a fully paid-up, non-exclusive, worldwide license to certain patents for the exploitation of patient-specific instrumentation for use with off-the-shelf knee implants, (ii) a royalty-bearing, non-exclusive, worldwide license to certain patents in the event Smith & Nephew commercializes patient-specific instrumentation for use with off-the-shelf implants other than knee implants, and (iii) a fully paid-up, non-exclusive, worldwide license to certain other patents for exploitation of off-the-shelf implants. Also pursuant to the Settlement and License Agreement, Smith & Nephew granted to the Company a fully paid-up, non-exclusive, worldwide license to certain patents for the exploitation of patient-specific implants and paid the Company $10.5 million. See "Item 1. Legal Proceedings" for additional information on the Settlement and License Agreement.

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

Unaudited Interim Financial Information

The accompanying Interim Consolidated Financial Statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2018, results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

The Company's financial results are affected by the selection and application of accounting policies and methods. Except for the adoption of ASU 2014-9 "Revenue from Contracts with Customers" ("Topic 606" or "ASC 606") described below in "Revenue Recognition", there were no material changes in the nine months ended September 30, 2018 to the application of significant accounting policies and estimates as described in our audited consolidated financial statements for the year ended December 31, 2017.

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

For the three and nine months ended September 30, 2018 and 2017, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of the total gross receivable balance as of September 30, 2018 or December 31, 2017.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc. ("ImaTx"), ConforMIS Europe GmbH, ConforMIS UK Limited, ConforMIS Hong Kong Limited, and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. The Company’s cash equivalents consist of demand deposits, money market accounts, and repurchase agreements on deposit with certain financial institutions, in addition to cash deposits in excess of federally insured limits. Demand deposits are carried at cost which approximates their fair value. Money market accounts are carried at fair value based upon level 1 inputs. Repurchase agreements are valued using level 2 inputs. See “Note C-Fair Value Measurements” below. The associated risk of concentration is mitigated by banking with credit worthy financial institutions. The Company had $2.2 million as of September 30, 2018 and December 31, 2017 held in foreign bank accounts that are not federally insured. In addition, the Company has recorded restricted cash of $0.5 million as of September 30, 2018 and December 31, 2017. Restricted cash consisted of security provided for lease obligations. Oxford has a security interest in the Company's cash accounts held at multiple institutions.

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

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three and nine months ended September 30, 2018, the Company recognized provisions in cost of revenue of $0.5 million and $1.4 million, respectively, to adjust its inventory value to the lower of cost or market for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue. During the three and nine months ended September 30, 2017, $0.4 million and $2.1 million, respectively, was recognized in cost of revenue for estimated unused product.

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

On August 9, 2017, the Company completed the purchase of certain assets and assumed certain liabilities of Broad Peak Manufacturing, LLC ("BPM"). The Company completed the BPM purchase price allocation. Of the total purchase price, approximately $2.2 million related to earn out provisions tied to certain employee retention by the Company and achieving certain cost targets that was paid into an escrow account. An additional $0.7 million was paid into the escrow account and could be earned by BPM if the actual cost targets were exceeded. Alternatively, the earn out provisions could be paid back to the Company if the employee retention and cost targets were not achieved. On August 16, 2018, $910,000 related to employee retention was released from the escrow account, and on September 21, 2018, $1.3 million related to the earn out was released from the escrow account which satisfied the earn out provisions.

Intangibles and other long-lived assets
     Intangible assets consist of developed technology and a favorable lease asset from the Company's acquisition of BPM in August 2017. Intangible assets are carried at cost less accumulated amortization. The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets. Furthermore, periodically the Company assesses whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. During the three months ended September 30, 2018, in connection with the Company's goodwill impairment analysis, the Company evaluated the estimated undiscounted cash flows, including estimated residual value, generated from the asset group were sufficient to support the carrying value of the assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the three and nine months ended September 30, 2018, the Company recognized $1.9 million in impairment charges related to unused manufacturing equipment that was abandoned in July. During the three and nine months ended September 30, 2017, the Company recognized a $0.8 million impairment charge related to the discontinuance of a software capital project. Impairment charges are included in General and administrative expense.

Goodwill
     Goodwill relates to amounts that arose in connection with the acquisition of ImaTx, Inc. in 2009 and the acquisition of BPM in August 2017. The Company tests goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets may be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. When testing goodwill for impairment, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the one-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the one-step goodwill impairment test will be performed.  During the three months ended September 30, 2018, the Company's qualitative analysis indicated a triggering event which required a step one analysis to determine the fair value of the reporting unit for the period ended September 30, 2018. The Company's drop in market capitalization and decrease in cash flow position were indicators of impairment. The Company determined the fair value of the reporting unit using the combination of its market capitalization, income approach, and the merger and acquisition method concluding that the fair value of the reporting unit is less than the carrying amount in excess of Goodwill, therefore fully impairing Goodwill. Goodwill impairment is presented within continuing operations.

The changes in the carrying amount of goodwill are as follows:

	September 30, 2018	December 31, 2017
Beginning Balance	$6,731	$753
Acquired	—	5,978
Impairment	(6,731)	—
Ending Balance	$—	$6,731

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

The following table summarizes the balance sheet adjustments upon adoption of ASC 606 (in thousands):

	As Reported December 31, 2017	Balance at January 1, 2018	ASC 606 Adjustment
Current Assets
Royalty receivable	$13,200	$13,400	$200	(1)
Current liabilities
Deferred revenue	305	—	(305)	(2)
Long-term liabilities
Deferred revenue	4,014	—	(4,014)	(2)
Stockholders’ equity
Accumulated deficit	(436,821)	(432,302)	4,519	(1),(2)
(1) MicroPort sales-based royalty recognized in period earned under Topic 606, previously recognized when cash received and amortization of deferred royalty revenue.
(2) Wright Medical and MicroPort royalty deferred and recognized ratably through 2031 under Topic 605, recognized in full at contract inception date under Topic 606.

The following table summarizes the effect of ASC 606 on the Company's consolidated financial statements as of September 30, 2018 (in thousands, except per share amounts):

Balance Sheet as of September 30, 2018	As Reported	Pro-forma (1)	Effect
Current Assets
Royalty receivable	$10,634	$10,500	$134	(2)
Current liabilities
Deferred revenue	—	305	(305)	(3)
Long-term Liabilities
Deferred revenue	—	3,786	(3,786)	(3)
Stockholders’ equity
Accumulated deficit	(465,797)	(461,572)	4,225	(2),(3)

Statement of Operations for the three months ended September 30, 2018	As Reported	Pro-forma (1)	Effect
Revenue
Royalty	$10,652	$10,772	$(120)	(2),(3)
Net loss	(7,437)	(7,317)	(120)	(2),(3)
Net loss per share - basic and diluted	$(0.12)	$(0.12)	$—

Statement of Operations for the nine months ended September 30, 2018	As Reported	Pro-forma (1)	Effect
Royalty	$11,017	$11,311	$(294)	(2),(3)
Net loss	(33,495)	(33,201)	(294)	(2),(3)
Net loss per share - basic and diluted	$(0.58)	$(0.57)	$(0.01)

Cash Flows for the nine months ended September 30, 2018	As Reported	Pro-forma (1)	Effect
Cash flows from operating activities:
Net loss	$(33,495)	$(33,201)	$(294)	(2),(3)
Changes in operating assets and liabilities	(28,505)	(28,799)	294	(2),(3)
(1) Pro-forma balances without adoption of ASC 606.
(2) Effect relates to MicroPort sales-based royalty recognized in period earned under Topic 606, previously recognized when cash received and amortization of deferred royalty revenue.
(3) Effect relates to Wright Medical and MicroPort royalty deferred and recognized ratably through 2031 under Topic 605, recognized in full at contract inception date under Topic 606.

Revenue Recognition
Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2018. Payment is typically due between 30 - 60 days from invoice.

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

The following table summarizes activity for rebate allowance reserve for the nine months ended September 30, 2018 (in thousands):

September 30, 2018
Beginning Balance	$119
Provision related to current period sales	124
Adjustment related to prior period sales	40
Payments or credits issued to customer	(188)
Ending Balance	$95

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g. when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.4 million and $0.3 million three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $146,000 and $8,000 for the three months ended September 30, 2018 and 2017, respectively, and $428,000 and $273,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Comprehensive loss
     At September 30, 2018 and 2017, accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized gain and loss of available-for-sale securities, net of tax. The following table summarizes accumulated beginning and ending balances for each item in Accumulated other comprehensive income (loss) (in thousands):

	Foreign currency translation adjustments	Change in unrealized gain (loss) on available-for-sale securities, net of tax	Accumulated other comprehensive income (loss)
Balance December 31, 2017	$(3,203)	$(33)	$(3,236)
Change in period	1,206	32	1,238
Balance September 30, 2018	$(1,997)	$(1)	$(1,998)

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

The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $27,000 and $80,000 for the three months ended September 30, 2018 and 2017, respectively, and $74,000 and $143,000 for the nine months ended September 30, 2018 and 2017, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2018 and 2017, a cumulative balance of $34,000 and $20,000 of interest and penalties have been accrued, respectively.

In December 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of H.R.1.  The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The Company has an accumulated deficit from its foreign operations and does not have an associated liability from the repatriation tax on accumulated earnings in H.R.1.  The ultimate impact to the Company may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of H.R.1.  The Company’s accounting treatment is expected to be complete in the fourth quarter of 2018, which is one year from the enactment of H.R.1.

At September 30, 2018, the Company's foreign earnings, which have not been significant, have been retained indefinitely by foreign subsidiary companies for reinvestment.  Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries. At September 30, 2018, the Company has an accumulated E&P Deficit.

Medical device excise tax
     The Company has been subject to the Health Care and Education Reconciliation Act of 2010 (the “Act”), which imposes a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Under the Act, a taxable medical device is any device defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act, intended for humans, which includes an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which meets certain requirements. The Consolidated Appropriations Act of 2016 includes a two-year moratorium on the medical device excise tax, which moratorium suspended taxes on the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. On January 22, 2018, legislation was passed that suspends the medical device excise tax for sales in 2018 and 2019. The tax is not scheduled to take effect again until sales on or after January 1, 2020. It is unclear at this time if the suspension will be further extended, and we are currently subject to the tax after December 31, 2019. As such, the Company did not incur medical device excise tax expense during the nine months ended September 30, 2018 and 2017.

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

Net loss per share
     The Company calculates net income (loss) per share in accordance with ASC 260, "Earnings per Share". Basic earnings per share (“EPS”) is calculated by dividing the net income or loss for the period by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(7,437)	$(12,472)	$(33,495)	$(41,722)
Denominator:
Basic and diluted weighted average shares	60,225,504	43,468,559	58,224,963	43,182,090
Loss per share attributable to Conformis, Inc. stockholders:
Basic and diluted	$(0.12)	$(0.29)	$(0.58)	$(0.97)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options and restricted stock awards	27,919	322,450	92,378	466,646

Recent accounting pronouncements
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract". Under the new guidance, implementation costs should be evaluated for capitalization using the same approach as implementation costs associated with internal-use software and should be expensed over the term of the hosting arrangement, including any reasonably certain renewal periods. This ASU is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. Prospective adoption for eligible costs incurred on or after the date of adoption or retrospective adoption are permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". This ASU modifies disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods. Early adoption is permitted for any eliminated or modified disclosures. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, "Codification Improvements". This ASU makes amendments to multiple codification Topics and the transition and effective date is based on the facts and circumstances of each amendment. Many of the amendments in this ASU have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the pronouncement on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This ASU amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements" which allows entities the option not to recast the comparative periods presented when transitioning to Topic 842. The Company has begun its assessment process to evaluate the impact on its consolidated financial statements. The Company expects to elect the 'package of practical expedients' and carry over our prior conclusions about lease identification, lease classification and initial direct costs. The Company will continue to assess the effects of adoption and currently believes the most significant effect will relate to the recognition of new right of use assets and lease liabilities related to our real estate operating leases on the Balance Sheet. The Company expects to adopt this pronouncement commencing in the first quarter of 2019.

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

The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$13,613	$—	$—	$13,613	$13,613	$—
Level 1 securities:
Money market funds	7,077	—	—	7,077	7,077	—
U.S. treasury bonds	11,989	—	—	11,989	—	11,988
Level 2 securities:
Corporate bonds	2,268	—	(1)	2,267	—	2,267
Commercial paper	1,988	—	—	1,988	995	993
Total	$36,935	$—	$(1)	$36,934	$21,685	$15,248

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$9,849	$—	$—	$9,849	$9,849	$—
Level 1 securities:
Money market funds	3,499	—	—	3,499	3,499	—
U.S. treasury bonds	9,243	—	(4)	9,239	—	9,239
Level 2 securities:
Corporate bonds	4,935	—	(6)	4,929	—	4,929
Agency bonds	12,734	—	(22)	12,712	—	12,712
Repurchase agreement	5,000	—	—	5,000	5,000	—
Total	$45,260	$—	$(32)	$45,228	$18,348	$26,880
(1) Contractual maturity due within one year.

The following table summarizes the Company's assets that are measured at fair value on a non-recurring basis at September 30, 2018 and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

	Level 1	Level 2	Level 3	Total Losses	Estimated Fair Value
Goodwill			6,731	(6,731)	—

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Total receivables	$12,157	$13,835
Allowance for doubtful accounts and returns	(493)	(635)
Accounts receivable, net	$11,664	$13,200

Accounts receivable included unbilled receivable of $2.0 million and $1.4 million at September 30, 2018 and December 31, 2017, respectively. Write-offs related to accounts receivable were approximately $2,000 and $18,000 for the three months ended September 30, 2018 and 2017, respectively, and $67,000 and $29,000 for the nine months ended September 30, 2018 and 2017, respectively.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	September 30, 2018	December 31, 2017
Beginning balance	(635)	(681)
Provision for bad debts on trade receivables	15	15
Other allowances	60	(61)
Accounts receivable write offs	67	92
Ending balance	$(493)	$(635)

Note E—Inventories

Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw Material	$4,572	$2,905
Work in process	1,599	1,718
Finished goods	3,888	4,561
Total Inventories	$10,059	$9,184

Note F—Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	September 30, 2018	December 31, 2017
Equipment	5-7	$18,552	$19,331
Furniture and fixtures	5-7	954	955
Computer and software	3	8,619	7,877
Leasehold improvements	2-8	1,922	1,830
Total property and equipment		30,967	29,993
Accumulated depreciation		(16,385)	(13,479)
Property and equipment, net		$14,582	$16,514

During the period ended March 31, 2018, the Company substantially completed the reusable instrumentation tray design and commenced capitalization under ASC 360 "Property, Plant, and Equipment".

Depreciation expense related to property and equipment was $1.0 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense related to property and equipment was $2.9 million and $2.5 million for the nine months ended September 30, 2018 and 2017, respectively.

During the three and nine months ended September 30, 2018, the Company recognized $1.9 million in impairment charges related to unused manufacturing equipment. During the three and nine months ended September 30, 2017, the Company recognized $0.8 million in impairment charges related to discontinuance of a software capital project.

Note G—Intangible Assets

The components of intangible assets consisted of the following (in thousands):

	Estimated Useful Life (Years)	September 30, 2018	December 31, 2017

Developed technology	10	$979	$979
Accumulated amortization		(856)	(783)
Developed technology, net		123	196

Acquired favorable lease	5	15	15
Accumulated amortization		(4)	(1)
Acquired favorable lease, net		11	14

Intangible assets, net		$134	$210

The Company recognized amortization expense of $24,000 and $63,000 for the three months ended September 30, 2018, and 2017, respectively, and $73,000 and $187,000 for the nine months ended September 30,

2018 and 2017, respectively. The weighted-average remaining life of total amortizable intangible assets is 1.48 years for the developed technology and license agreements and favorable lease asset.

The estimated future aggregated amortization expense for intangible assets owned as of September 30, 2018 consisted of the following (in thousands):

Amortization expense
2018 (remainder of the year)	$25
2019	101
2020	3
2021	3
2022	2
$134

Note H—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued employee compensation	$4,039	$2,989
Deferred rent	128	115
Accrued legal expense	310	1,231
Accrued consulting expense	21	115
Accrued vendor charges	1,190	912
Accrued revenue share expense	919	968
Accrued clinical trial expense	398	196
Accrued other	992	1,194
	$7,997	$7,720

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

The future minimum rental payments under the Company’s non-cancellable operating leases for real estate as of September 30, 2018 were as follows (in thousands):

Year	Minimum lease Payments
2018 remainder of year	$382
2019	1,558
2020	1,595
2021	1,633
2022	1,397
2023-2025	2,939
$9,504

Rent expense of $0.4 million for the three months ended September 30, 2018 and 2017, and $1.1 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively, was charged to operations. The Company’s real estate operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method. Deferred rent was $0.8 million as of September 30, 2018 and December 31, 2017.  Deferred rent is included in accrued expenses and other long-term liabilities.

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

Philipp Lang, M.D., the Company’s former Chief Executive Officer and former director, joined the Company’s scientific advisory board in 2004 prior to becoming an employee. The Company first entered into a revenue share agreement with Dr. Lang in 2008 when he became the Company’s Chief Executive Officer. In 2011, the Company entered into an amended and restated revenue share agreement with Dr. Lang. This agreement provides that the specified percentage of the Company’s net revenue payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of the Company’s current products, including the Company’s iUni, iDuo, iTotal CR, iTotal PS, and Hip System products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. This agreement provides that the Company’s payment obligations expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is named an inventor that claim the applicable product and that these payment obligations survived the termination of Dr. Lang’s employment with the Company. Pursuant to the terms of this revenue share agreement with Dr. Lang, the Company incurred revenue share expense of $88,000 and $233,000 for the three months ended September 30, 2018, and 2017, respectively, and $581,000 and $722,000 for the nine months ended September 30, 2018 and 2017, respectively.

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board and Dr. Lang's revenue share agreements of $0.7 million during the three months ended September 30, 2018, representing 3.6% of product revenue and $2.5 million during the nine months ended September 30, 2018, representing 4.3% of product revenue, $0.9 million during the three months ended September 30, 2017, representing 4.7% of product revenue, and $2.7 million during the nine months ended September 30, 2017, representing 4.8% of product revenue. Revenue share expense is included in research and development. See “Note K—Related Party Transactions” for further information regarding the Company’s arrangement with Dr. Lang.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at September 30, 2018 or December 31, 2017.

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

On February 29, 2016, the Company filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew”) in the United States District Court for the District of Massachusetts Eastern Division, and the Company amended its complaint on June 13, 2016 (the "Smith & Nephew Lawsuit"). The Smith & Nephew Lawsuit alleged that Smith & Nephew’s Visionaire® patient-specific instrumentation as well as the implant systems used in conjunction with the Visionaire instrumentation infringe nine of the Company's patents, and it requested, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction.

On May 27, 2016, Smith & Nephew filed its answer and counterclaims in response to the Company's lawsuit, which it subsequently amended on July 22, 2016. Smith & Nephew denied that its Visionaire® patient-specific instrumentation as well as the implant systems used in conjunction with the Visionaire instrumentation infringe the patents asserted by the Company in the lawsuit. It also alleged two affirmative defenses: that the Company's asserted patents are invalid and that the Company is barred from relief under the doctrine of laches. In addition, Smith & Nephew asserted a series of counterclaims, including counterclaims seeking declaratory judgments that Smith & Nephew’s accused products do not infringe the Company's patents and that the Company's patents are invalid. Smith & Nephew also alleged that Conformis infringed ten patents owned or exclusively licensed by Smith & Nephew: two of those patents Smith & Nephew alleged are infringed by the Company's iUni and iDuo products; three of those patents Smith & Nephew alleged are infringed by the Company's iTotal products; and five of those patents Smith & Nephew licenses from Kinamed, Inc. of Camarillo, California and alleged are infringed by the Company's iUni, iDuo and iTotal products. Due to Smith & Nephew’s licensing arrangement with Kinamed, Kinamed was named as a party to the lawsuit. Smith & Nephew and Kinamed requested, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction. On March 9, 2017, the Court entered a stipulation of dismissal by the parties that dismissed from the lawsuit eight patents asserted by Smith & Nephew, including the patents involving Kinamed, and two patents asserted by Conformis. With the dismissal of all claims involving Kinamed's patents, Kinamed was no longer a party to the lawsuit.

On January 27, 2017, Smith & Nephew filed a motion seeking a stay of the Smith & Nephew Lawsuit until all requested IPRs (defined and described below) were resolved. On April 27, 2017, the Court stayed certain aspects of the proceedings and indicated that it would make a final decision on the motion to stay after the USPTO has decided more of the petitions for IPR.

Between September 21, 2016 and March 1, 2017, Smith & Nephew filed sixteen petitions with the United States Patent & Trademark Office (“USPTO”) requesting Inter Partes Review (“IPR”) of the nine patents that the Company asserted against Smith & Nephew in the lawsuit. In its petitions, Smith & Nephew alleged that the Company's patents are obvious in light of certain prior art.  As of October 31, 2017, the USPTO decided to institute IPR proceedings with respect to seven of the petitions; decided to deny the requests for IPR with respect to seven of the petitions; and, with respect to the remaining two petitions, decided to institute IPR proceedings for some of the subject patent claims and to deny the requests for the remaining subject patent claims (“Subject Patent Claims”). On April 24, 2018, the Supreme Court of the United States issued its ruling in SAS Institute, Inc. v. Iancu (the “SAS Decision”) which held that the IPR proceedings cannot be instituted in part and denied in part. In response to the SAS Decision and guidance from the USPTO, the Patent Trial and Appeal Board (“PTAB”) issued an order on April 27, 2018 including the Subject Patent Claims within the prior instituted IPR proceedings. In total, the USPTO instituted IPR proceedings for claims in six of the patents in the Smith & Nephew lawsuit (five patents that were currently asserted, and one of the patents that was voluntarily dismissed from the lawsuit), and denied the petitions for claims in three of the patents (two patents that were currently asserted and one of the patents that was voluntarily dismissed from the lawsuit).  Smith & Nephew filed requests for rehearing of three of the petitions that were denied and the PTAB denied those requests. Smith & Nephew filed requests with the USPTO for reexamination of two of the patents for which IPR proceedings were not instituted and the USPTO granted those requests for reexamination. On August 7, 2018 and October 2, 2018, the USPTO ruled in the Company's favor on both reexamination proceedings finding the claims patentable in both patents.

Between December 18, 2017 and April 18, 2018, IPR hearings were held for the six patents for which IPR proceedings were instituted. On March 26, 2018, the USPTO issued its first ruling holding that our U.S. Patent No. 9,055,953 (the “’953 Patent”) is invalid over prior art. On April 19, 2018, the USPTO issued its second ruling holding that our U.S. Patent No. 9,216,025 (the “‘025 Patent”) is invalid over prior art. Following the USPTO's grant of the Company's request for consolidation, the Company filed an opening brief on October 1, 2018 appealing the PTAB's rulings on the '953 Patent and the '025 patent. On June 11, 2018, the USPTO issued its third ruling holding that our U.S. Patent No. 7,981,158 (the “‘158 Patent”) is invalid over prior art. On June 12, 2018, the USPTO issued its fourth ruling holding that our U.S. Patent No. 8,551,169 (the “‘169 Patent”) is invalid over prior art. The ’953 Patent is not part of the lawsuit having been voluntarily dismissed on March 9, 2017. The ‘025, ‘169 and ‘158 Patents were part of the lawsuit. On September 26, 2018, the PTAB terminated the remaining IPR proceedings in response to a joint motion to terminate filed by the Company and Smith & Nephew pursuant to the Settlement and License Agreement (defined and described below).

On September 14, 2018, the Company and Smith & Nephew entered into a Settlement and License Agreement (the “Settlement and License Agreement”) including terms for resolving all of the parties’ existing patent disputes. The Settlement and License Agreement includes terms for dismissal of all outstanding litigation, prohibitions against commencement of litigation with respect to existing product lines, and Smith & Nephew agreed to cease their opposition to certain Company patents currently in IPR proceedings.

Pursuant to the Settlement and License Agreement, the Company granted to Smith & Nephew (i) a fully paid-up, non-exclusive, worldwide license to certain patents for the exploitation of patient-specific instrumentation for use with off-the-shelf knee implants, (ii) a royalty-bearing, non-exclusive, worldwide license to certain patents in the event Smith &Nephew commercializes patient-specific instrumentation for use with off-the-shelf implants other than knee implants, and (iii) a fully paid-up, non-exclusive, worldwide license to certain other patents for exploitation of off-the-shelf implants. Also pursuant to the Settlement and License Agreement, Smith & Nephew granted to the Company a fully paid-up, non-exclusive, worldwide license to certain patents for the exploitation of patient-specific implants and paid the Company $10.5 million. The Company is not required to make a payment to Smith & Nephew.

The foregoing description is qualified in its entirety by reference to the text of the Settlement and License Agreement filed as exhibit 10.1 hereto.

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

Note J—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Oxford Finance, LLC, Term A Loan	$15,000	$15,000
Oxford Finance, LLC, Term B Loan	15,000	15,000
	30,000	30,000
Less unamortized debt issuance costs	(251)	(333)
Long-term debt, less debt issuance costs	$29,749	$29,667

Principal payments due as of September 30, 2018 consisted of the following (in thousands):

Principal Payment
2018 (remainder of the year)	$—
2019	—
2020	13,750
2021	15,000
2022	1,250
Total	$30,000

2017 Secured Loan Agreement

On January 6, 2017, the Company entered into the 2017 Secured Loan Agreement with Oxford. Through the 2017 Secured Loan Agreement, the Company accessed the initial $15 million under Term Loan A at closing and an additional $15 million of borrowings under Term Loan B on June 30, 2017. On July 31, 2018, the Company and Oxford entered into the Amendment. The Amendment added a requirement that the Company maintain at least $10 million in cash collateral and requires liens on the Company's copyrights, trademarks and patents. Pursuant to the Amendment, the Company also agreed to pay Oxford a fee of $1 million within 30 days of consummation of a sale of the Company. In addition, the Amendment amended the Company’s financial covenants, including an increase of the revenue covenant beginning in January 2019. The Company does not expect to satisfy the increased revenue covenant at the end of January 2019. Pursuant to the Amended 2017 Secured Loan Agreement, it would constitute an event of default under the Amended 2017 Secured Loan Agreement if the Company fails to meet such financial covenants at the end of January 2019, and the Company would have until February 2019 to refinance this debt. The Company has engaged an advisor and is actively seeking to refinance the Amended 2017 Secured Loan Agreement. The proceeds of the Term A and Term B Loans are used to fund the Company’s ongoing working capital needs.

The Amended 2017 Secured Loan Agreement is secured by substantially all of the Company’s assets including the Company’s cash and intellectual property.  Under the terms of the Amended 2017 Secured Loan Agreement, the Company cannot grant a security interest in its assets to any other party.

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

At the Company’s option, the Company may prepay all, but not less than all, of the term loans advanced by Oxford under the Amended 2017 Secured Loan Agreement, subject to a prepayment fee and an amount equal to the sum of all outstanding principal of the term loans plus accrued and unpaid interest thereon through the prepayment date, a final payment, plus all other amounts that are due and payable, including Oxford's expenses and interest at the default rate with respect to any past due amounts.

The Amended 2017 Secured Loan Agreement also specifies events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent with the right to exercise remedies against us, including taking control of the Company's cash and commencing foreclosure proceedings on the Company's other assets.  These events of default include, among other things, the Company’s failure to pay any amounts due under the Amended 2017 Secured Loan Agreement, a breach of covenants under the Amended 2017 Secured Loan Agreement, including, among other customary debt covenants, achieving certain revenue levels, maintaining a certain amount of cash collateral and limiting the amount of cash and cash equivalents held by the Company's foreign subsidiaries, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000, one or more judgments against the Company in an amount greater than $500,000, a material adverse change with respect to any governmental approval and any delisting event.

As of September 30, 2018, the Company was not in breach of covenants under the Amended 2017 Secured Loan Agreement. However, the Company does not expect to satisfy the increased revenue covenant at the end of January 2019, which would constitute an event of default under the Amended 2017 Secured Loan Agreement, and the Company would have until February 2019 to refinance this debt. The Company has engaged an advisor and is actively seeking to refinance the Amended 2017 Secured Loan Agreement.

Note K—Related Party Transactions

Vertegen

In April 2007, the Company entered into a license agreement with Vertegen, Inc., or Vertegen, which was amended in May 2015 (the “Vertegen Agreement”). Vertegen is an entity that is wholly owned by Dr. Lang, the Company’s former Chief Executive Officer. Under the Vertegen Agreement, Vertegen granted the Company an exclusive, worldwide license under specified Vertegen patent rights and related technology to make, use and sell products and services in the fields of diagnosis and treatment of articular disorders and disorders of the human spine. The Company may sublicense the rights licensed to it by Vertegen. The Company is required to use commercially reasonable efforts, at its sole expense, to prosecute the patent applications licensed to the Company by Vertegen. Pursuant to the Vertegen Agreement, the Company is required to pay Vertegen a 6% royalty on net sales of products covered by the patents licensed to the Company by Vertegen, the subject matter of which is directed primarily to spinal implants, and any proceeds from the Company enforcing the patent rights licensed to the Company by Vertegen. Such 6% royalty rate will be reduced to 3% in the United States during the five-year period following the expiration of the last-to-expire applicable patent in the United States and in the rest of the world during the five-year period following the expiration of the last-to-expire patent anywhere in the world. The Company has not sold any products subject to this agreement and has paid no royalties under this agreement. The Company has cumulatively paid approximately $150,000 in expenses as of September 30, 2018 in connection with the filing and prosecution of the patent applications licensed to the Company by Vertegen.

The Vertegen Agreement may be terminated by the Company at any time by providing notice to Vertegen. In addition, Vertegen may terminate the Vertegen Agreement in its entirety if the Company is in material breach of the agreement, and the Company fails to cure such breach during a specified period.

Revenue share agreements

As described in Note I, the Company is a party to certain agreements with advisors that participate as members of the Company’s scientific advisory board. In September 2011, the Company entered into an amended and restated revenue share agreement with Philipp Lang, M.D., the Company’s former Chief Executive Officer and former director, which amended and restated a similar agreement entered into in 2008 when Dr. Lang stepped down as chair of the Company’s scientific advisory board and became the Company’s Chief Executive Officer. This agreement provides that the specified percentage of the Company's net revenue payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of the Company's current products, including the Company’s iUni, iDuo, iTotal CR, iTotal PS, and Conformis Hip System products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. Under the agreement, the specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenue collected by the Company on such product sales. The agreement provides that the Company’s payment obligations expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is a named inventor that claim the applicable product and that these payment obligations survived the termination of Dr. Lang’s employment with the Company. Pursuant to the terms of this revenue share agreement with Dr. Lang, the Company incurred revenue share expense of $88,000 and $233,000 for the three months ended September 30, 2018 and 2017, respectively, and $581,000 and $722,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

     Summary of common stock activity was as follows:

Shares
Outstanding December 31, 2017	45,528,519
Issuance of common stock - option exercises	80,000
Issuance of restricted common stock	2,372,832
Forfeiture of unvested restricted stock	(233,000)
Issuance of common stock - ATM offering	556,334
Issuance of common stock - Secondary offering	15,333,333
Outstanding September 30, 2018	63,638,018

 Preferred stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at September 30, 2018 and December 31, 2017.

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

Warrants

The Company also issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No warrants were issued in the three and nine months ended September 30, 2018. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets. All warrants were exercisable immediately upon issuance.

Common stock warrants

The Company also issued warrants to certain investors and consultants to purchase shares of common stock.  Warrants to purchase 28,926 shares of common stock were outstanding as of September 30, 2018 and December 31, 2017. Outstanding warrants are currently exercisable with varying exercise expiration dates from 2020 through 2024. At September 30, 2018 and December 31, 2017, the weighted average warrant exercise price per share for common stock underlying warrants and the weighted average contractual life was as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2017	28,926	$9.80	5.66	28,926	$9.80
Outstanding September 30, 2018	28,926	$9.80	4.91	28,926	$9.80

Stock option plans

As of September 30, 2018, 612,403 shares of common stock were available for future issuance under the 2015 Stock Incentive Plan ("2015 Plan"). The 2015 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of our common stock, (b) 3% of the number of share of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board. Effective January 1, 2018, an additional 1,365,856 shares of our common stock were added to the 2015 Plan under the terms of this provision.

Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2017	3,627,995	$6.48
Granted	165,219	1.36
Exercised	(80,000)	1.40	8
Expired	(403,269)	6.31
Cancelled/Forfeited	(96,858)	5.48
Outstanding September 30, 2018	3,213,087	$6.40	$—
Total vested and exercisable	2,451,579	$6.92	$—

The total fair value of stock options that vested during the three and nine months ended September 30, 2018 was $0.2 million and $0.9 million, respectively. The weighted average remaining contractual term for the total stock options outstanding was 5.52 years as of September 30, 2018. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.51 years as of September 30, 2018.

Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2017	1,339,121	$6.06
Granted	2,372,832	1.37
Vested	(346,699)	5.60
Forfeited	(233,000)	4.43
Unvested September 30, 2018	3,132,254	$2.68

The total fair value of restricted common stock awards that vested during the three and nine months ended September 30, 2018 was $0.3 million and $1.9 million.

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

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	N/A	2.1%	2.75% - 2.90%	2.10%-2.14%
Expected term (in years)	N/A	6.25	6.25	6.02-6.25
Dividend yield	N/A	—%	—%	—%
Expected volatility	N/A	52%	52.81% - 56.44%	50.59%-52.00%

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

Stock-based compensation expense was $1.0 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively.  Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$55	$133	$141	$348
Sales and marketing	174	130	455	611
Research and development	286	444	850	1,341
General and administrative	444	702	1,298	1,849
	$959	$1,409	$2,744	$4,149

As of September 30, 2018, the Company had $1.8 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 2.71 years. As of September 30, 2018, the Company had $6.7 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 3.02 years.

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

Geographic information consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product Revenue
United States	$16,271	$15,519	48,654	46,702
Germany	1,684	2,335	6,957	8,727.5
Rest of World	377	322	1,112	1,171
	$18,332	$18,176	56,723	56,601

	September 30, 2018	December 31, 2017
Property and equipment, net
United States	$14,505	$16,424
Germany	77	90
	$14,582	$16,514

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
These forward-looking statements include, among other things, statements about:

•
our estimates regarding the potential market opportunity and timing of estimated commercialization for our current and future products, including our iUni, iDuo, iTotal CR, iTotal PS and Conformis Hip System

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

•	the anticipated adequacy of our capital resources to meet the needs of our business or our ability to raise any additional capital;

•	our ability to continue as a going concern; and

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.
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

Overview

We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which we refer to as customized, to fit each patient’s unique anatomy. The worldwide market for joint replacement products is approximately $17.5 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We offer a broad line of customized knee implants designed to restore the natural shape of a patient’s knee. In clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function and greater patient satisfaction compared to off-the-shelf implants. A study published in May 2018 in The Journal of Knee Surgery, a peer-reviewed orthopedic journal, entitled “In Vivo Tibial Fit and Rotational Analysis of a Customized, Patient-Specific TKA versus Off-the-Shelf TKA,” indicated that the iTotal CR knee replacement implant provided better rotational alignment and tibial fit compared to off-the-shelf implants (i.e., non-customized). We provided financial support for this study and the author is a paid consultant of ours on other matters. In addition, in a February 2018 report from Beyond Compliance, results were presented summarizing four year data from the England and Wales National Joint Registry (“Registry”) demonstrating high survivorship in patients treated with the iTotal CR knee replacement implant, specifically the data showed a low cumulative percent revision of 0.5% for Conformis patients as compared with 1.9% for all total knee replacement patients.

On August 1, 2018, we announced the limited commercial launch of our Conformis Hip System for primary total hip replacement. We plan to announce the expected timing for a complete commercial launch in the first half of 2019.

Our iFit technology platform comprises three key elements:

•
iFit Design, our proprietary algorithms and computer software that we use to design customized implants and associated single-use patient-specific instrumentation, which we refer to as iJigs, based on computed tomography, or CT scans of the patient and to prepare a surgical plan customized for the patient that we call iView.

•
iFit Printing, a three-dimensional, or 3D, printing technology that we use to manufacture iJigs and that we may extend to manufacture certain components of our customized hip and knee replacement implants.

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

     All of our joint replacement products have been cleared by the FDA under the premarket notification process of Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and all of our knee replacement products have received certification to CE Mark. We market our products to orthopedic surgeons, hospitals and other medical facilities and patients. We use direct sales representatives, independent sales representatives and distributors to market and sell our products in the United States, Germany, the United Kingdom and other markets.

We were incorporated in Delaware and commenced operations in 2004.

Components of our results of operations

The following is a description of factors that may influence our results of operations, including significant trends and challenges that we believe are important to an understanding of our business and results of operations.

Revenue

Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong, Malaysia, Monaco, Australia, Hungary, and Spain. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into pricing agreements. The process of negotiating a pricing agreement can be lengthy and time-consuming, require extensive management time and may not be successful.

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

On-going royalty revenue is generated from our agreement with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, and was generated through December 31, 2017 with Wright Medical Group, Inc. and its wholly owned subsidiary Wright Medical Technology, Inc., both agreements entered into in April 2015. Historically, we have accounted for the agreements with Wright Medical and MicroPort under ASC 605-25, Multiple-Element Arrangements and Staff Accounting Bulletin No. 104, Revenue Recognition (ASC 605). In accordance with ASC 605, we were required to identify and account for each of the separate units of accounting. We identified the relative selling price for each and then allocated the total consideration based on their relative values. In connection with these agreements, in April 2015, we recognized in aggregate (i) back-owed royalties of $3.4 million as royalty revenue and (ii) the value attributable to the settlements of $0.2 million as other income.  Additionally, we recognized an initial $5.1 million in aggregate as deferred royalty revenue, to be recognized as royalty revenue ratably through the expiration of the last to expire of our patents and patent applications licensed to Wright Medical, which currently is expected to occur in 2031. On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. Our analysis of these contracts under ASC 606 indicated that the licenses are functional and thus revenue should have been recognized in full upon the license execution date, which resulted in a $4.3 million adjustment to our opening balance of accumulated deficit. In addition, the on-going royalty from MicroPort, which was previously recognized as royalty revenue upon receipt of payment, is now recognized in the period the sale occurred, resulting in a $0.2 million adjustment to our opening balance of accumulated deficit.

Royalty revenue in the three months ended September 30, 2018, includes revenue of $10.5 million generated from our settlement with Smith & Nephew for a fully paid-up, non-exclusive, worldwide license to certain patents for the exploitation of patient-specific instruments with off-the-shelf implants. Under ASC 606, the licenses are functional and thus revenue is recognized in full upon the license execution date, resulting in a $10.5 million adjustment to Royalty revenue.

Cost of revenue

We produce our computer aided designs, or CAD, in-house and through contractors in India and use them to direct all of our product manufacturing efforts. We manufacture all of our patient-specific instruments, or iJigs, tibial trays used in our total knee implants, and polyethylene tibia tray inserts for our iTotal CR, and starting in December 2017, for our iTotal PS product, in our facility in Wilmington, Massachusetts. Starting in August 2017, we polish our femoral implants used in our total and partial knee products in our facility in Wallingford, Connecticut. Also starting in July 2018, we manufacture our patient specific Conformis Hip System implants in our facility in Wilmington, Massachusetts. We outsource the production of the remainder of the partial knee tibial components, the manufacture of femoral castings and other knee and hip implant components to third-party suppliers. Our suppliers make our customized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, manufacturing supplies, outside supplier processes, inbound freight and manufacturing overhead and depreciation expense.

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

Operating expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, stock-based compensation, sales commissions, and non-cash impairment charges.

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

Total other income (expenses), net

Total other income (expenses), net consists primarily of interest expense and amortization of debt discount associated with our term loans outstanding during the year and realized gains (losses) from foreign currency transactions. The effect of exchange rates on our foreign currency-denominated asset and liability balances are recorded as foreign currency translation adjustments in the consolidated statements of comprehensive loss.

Income tax provision

Income tax provision consists primarily of a provision for income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including net operating loss carryforwards and research and development credits and other tax credits.

Consolidated results of operations

Comparison of the three months ended September 30, 2018 and 2017

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2018		2017		2018 vs 2017
Three Months Ended September 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$18,332	63%	$18,176	99%	$156	1%
Royalty	10,652	37	249	1	10,403	4,178
Total revenue	28,984	100	18,425	100	10,559	57
Cost of revenue	9,265	32	11,111	60	(1,846)	(17)
Gross profit	19,719	68	7,314	40	12,405	170

Operating expenses:
Sales and marketing	9,053	31	8,741	47	312	4
Research and development	3,867	13	4,081	22	(214)	(5)
General and administrative	6,582	23	7,402	40	(820)	(11)
Goodwill impairment	6,731	23	—	—	6,731	100
Total operating expenses	26,233	91	20,224	110	6,009	30
Loss from operations	(6,514)	(22)	(12,910)	(70)	6,396	50
Total other income (expenses), net	(896)	(3)	518	3	(1,414)	(273)
Loss before income taxes	(7,410)	(26)	(12,392)	(67)	4,982	40
Income tax provision	27	—	80	—	(53)	(66)
Net loss	$(7,437)	(26)%	$(12,472)	(68)%	$5,035	40%

Product revenue.    Product revenue was $18.3 million for the three months ended September 30, 2018 compared to $18.2 million for the three months ended September 30, 2017, an increase of $0.2 million or 1%, due principally to increased sales of our iTotal PS and Hip System, partially offset by decreased sales of our partial knee products and iTotal CR.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2018		2017		2018 vs 2017
Three Months Ended September 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$16,271	89%	$15,519	85%	$752	5%
Germany	1,684	9	2,335	13	(651)	(28)
Rest of world	377	2	322	2	55	17
Product revenue	$18,332	100%	$18,176	100%	$156	1%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 89% for the three months ended September 30, 2018 compared to 85% for the three months ended September 30, 2017. We believe the higher level of revenue as a percentage of product revenue inside the United States in the three months ended September 30, 2018 was due to the introduction of the iTotal PS and Hip System in the United States, coupled with the negative impact in Germany from (i) the decrease in reimbursement of our iUni and iDuo partial implants and (ii) continued reimbursement challenges of our iTotal CR and iTotal PS business.

Royalty revenue. Royalty revenue was $10.7 million for the three months ended September 30, 2018 compared to $0.2 million for the three months ended September 30, 2017, an increase of $10.4 million or 4,178%, primarily driven by the $10.5 million royalty payment under the Settlement and License Agreement with Smith & Nephew.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $9.3 million for the three months ended September 30, 2018 compared to $11.1 million for the three months ended September 30, 2017, a decrease of $1.8 million or 17%. The decrease was due primarily to vertical integration and other cost saving initiatives. Gross profit was $19.7 million for the three months ended September 30, 2018 compared to $7.3 million for the three months ended September 30, 2017, an increase of $12.4 million or 170%. Gross margin increased 2,800 basis points to 68% for the three months ended September 30, 2018 from 40% for the three months ended September 30, 2017. This increase in gross margin was driven primarily by the $10.5 million royalty payment under the Settlement and License Agreement with Smith & Nephew, as well as savings from vertical integration efforts and other cost saving initiatives.

Sales and marketing.    Sales and marketing expense was $9.1 million for the three months ended September 30, 2018 compared to $8.7 million for the three months ended September 30, 2017, an increase of $0.3 million or 4%. The increase was due primarily to selling costs of $0.3 million related to the increase in revenue in the United States. Sales and marketing expense decreased as a percentage of total revenue to 31% for the three months ended September 30, 2018 compared to 47% for the three months ended September 30, 2017. Excluding the $10.5 million royalty payment under the Settlement and License Agreement with Smith & Nephew, sales and marketing expense increased as a percentage of total revenue to 49% for the three months ended September 30, 2018.

Research and development.    Research and development expense was $3.9 million for the three months ended September 30, 2018 compared to $4.1 million for the three months ended September 30, 2017, a decrease of $0.2 million or 5%. The decrease was due primarily to a decrease in personnel costs of $0.4 million, decrease in revenue share of $0.2 million, decrease of $0.1 million in other costs, partially offset by an increase in consulting of $0.5 million. Research and development expense decreased as a percentage of total revenue to 13% for the three months ended September 30, 2018 from 22% for the three months ended September 30, 2017. Excluding the $10.5 million royalty payment under the Settlement and License Agreement with Smith & Nephew, research and development expense decreased as a percentage of total revenue to 21% for the three months ended September 30, 2018.

General and administrative.    General and administrative expense was $6.6 million for the three months ended September 30, 2018 compared to $7.4 million for the three months ended September 30, 2017, a decrease of $0.8 million or 11%. The decrease was due to $1.9 million in reductions, including decreases of $0.7 million in personnel costs, $0.6 million in litigation fees, $0.4 million in severance expense, and $0.2 million in business insurance expense, partially offset by an increase in asset impairment charges of $1.1 million. General and administrative expense decreased as a percentage of total revenue to 23% for the three months ended September 30, 2018 from 40% for the three months ended September 30, 2017. Excluding the $10.5 million royalty payment under the Settlement and License Agreement with Smith & Nephew, general and administrative expense decreased as a percentage of total revenue to 36% for the three months ended September 30, 2018.

Goodwill impairment. Goodwill impairment was $6.7 million for the three months ended September 30, 2018 compared to no impairment for the three months ended September 30, 2017, an increase of $6.7 million or 100%. Our drop in market capitalization and decrease in cash flow position were indicators of impairment and our analysis determined goodwill was fully impaired.

     Total other income (expenses), net.    Other income (expenses), net was $(0.9) million for the three months ended September 30, 2018 compared to $0.5 million for the three months ended September 30, 2017, a change of $(1.4) million, or 273%. The change was primarily due to a $1.4 million increase in foreign currency exchange transaction expense.

Income taxes.    Income tax provision was $27,000 and $80,000 for the three months ended September 30, 2018 and 2017, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

On December 22, 2017, the Tax Cut and Jobs Act, or Tax Act, was enacted to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018. The Tax Act reduces the U.S. federal corporate income tax rate effective January 1, 2018 from its current 35% rate to a new 21% corporate rate and impose a one-time transition tax on unremitted foreign earnings on foreign subsidiaries. The Company has not yet completed its evaluation of the impact of the changes in the tax bill but expects the net impact of these changes will be favorable to its financial results in future fiscal quarters.

Comparison of the nine months ended September 30, 2018 and 2017

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2018		2017		2018 vs 2017
Nine Months Ended September 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$56,723	84%	$56,601	99%	$122	—%
Royalty	11,017	16	763	1	10,254	1,344
Total revenue	67,740	100	57,364	100	10,376	18
Cost of revenue	30,123	44	37,307	65	(7,184)	(19)
Gross profit	37,617	56	20,057	35	17,560	88

Operating expenses:
Sales and marketing	29,273	43	28,932	50	341	1
Research and development	13,411	20	12,976	23	435	3
General and administrative	18,524	27	22,304	39	(3,780)	(17)
Goodwill impairment	6,731	10	—	—	6,731	100
Total operating expenses	67,939	100	64,212	112	3,727	6
Loss from operations	(30,322)	(45)	(44,155)	(77)	13,833	31
Total other income (expenses), net	(3,099)	(5)	2,576	4	(5,675)	(220)
Loss before income taxes	(33,421)	(49)	(41,579)	(72)	8,158	20
Income tax provision	74	—	143	—	(69)	(48)
Net loss	$(33,495)	(49)%	$(41,722)	(73)%	$8,227	20%

Product revenue.    Product revenue was $56.7 million for the nine months ended September 30, 2018, consistent with the nine months ended September 30, 2017. Increased sales of our iTotal PS and Hip system was offset by decreased sales of our partial knee products and iTotal CR.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2018		2017		2018 vs 2017
Nine Months Ended September 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$48,654	86%	$46,702	83%	$1,952	4%
Germany	6,957	12	8,728	15	$(1,771)	(20)
Rest of world	1,112	2	1,171	2	(59)	(5)
Product revenue	$56,723	100%	$56,601	100%	$122	—%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 86% for the nine months ended September 30, 2018 compared to 83% for the nine months ended September 30, 2017. We believe the higher level of revenue as a percentage of product revenue inside the United States in the nine months ended September 30, 2018 was due to the introduction of the iTotal PS and Hip system in the United States, coupled with negative impact in Germany from (i) the decrease in reimbursement of our iUni and iDuo partial implants and (ii) continued reimbursement challenges of our iTotal CR and PO business.

Royalty revenue. Royalty revenue was $11.0 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $10.3 million or 1,344% primarily due to the $10.5 million royalty payment under the Settlement and License Agreement with Smith & Nephew.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $30.1 million for the nine months ended September 30, 2018 compared to $37.3 million for the nine months ended September 30, 2017, a decrease of $7.2 million or 19%. The decrease was due primarily to vertical integration and other cost saving initiatives, coupled with a reduction in unused product, partially offset by higher supplies and depreciation costs to support additional vertical integration initiatives. Gross profit was $37.6 million for the nine months ended September 30, 2018 compared to $20.1 million for the nine months ended September 30, 2017, an increase of $17.6 million or 88%. Gross margin increased 2,100 basis points to 56% for the nine months ended September 30, 2018 from 35% for the nine months ended September 30, 2017. This increase in gross margin was driven primarily by the $10.5 million royalty payment under the Settlement and License Agreement with Smith & Nephew and savings from vertical integration efforts and other cost saving initiatives.

Sales and marketing.    Sales and marketing expense was $29.3 million for the nine months ended September 30, 2018 compared to $28.9 million for the nine months ended September 30, 2017, an increase of $0.3 million or 1%. The increase was due primarily to increases in consulting and marketing and promotion totaling $0.3 million and selling costs of $0.4 million, partially offset by a decrease in personnel costs of $0.4 million. Sales and marketing expense decreased as a percentage of total revenue to 43% for the nine months ended September 30, 2018 compared to 50% the nine months ended September 30, 2017. Excluding the $10.5 million royalty payment under the Settlement and License Agreement with Smith & Nephew, sales and marketing expense increased as a percentage of total revenue to 51% for the nine months ended September 30, 2018.

Research and development.    Research and development expense was $13.4 million for the nine months ended September 30, 2018 compared to $13.0 million for the nine months ended September 30, 2017, an increase of $0.4 million or 3%. The increase was due primarily to a $0.4 million increase in prototype costs and a $0.5 million increase in consulting fees related to the commercialization of the Conformis Hip System, partially offset by decreases of $0.3 million in personnel costs and $0.2 million in revenue share expense. Research and development expense decreased as a percentage of total revenue to 20% for the nine months ended September 30, 2018 from 23% for the nine months ended September 30, 2017. Excluding the $10.5 million royalty payment under the Settlement and License Agreement with Smith & Nephew, research and development expense remained consistent as a percentage of total revenue to 23% for the nine months ended September 30, 2018.

General and administrative.    General and administrative expense was $18.5 million for the nine months ended September 30, 2018 compared to $22.3 million for the nine months ended September 30, 2017, a decrease of $3.8 million or 17%. The decrease in expenses was due $2.0 million decrease in patent litigation legal expenses, a $1.3 million decrease in personnel costs, a $0.7 million decrease in business insurance, a $0.7 million decrease in severance expense, and a $0.4 million decrease in facility expenses, partially offset by an increase in asset impairment charges of $1.1 million and $0.2 million in other general and administrative expenses. General and administrative expense decreased as a percentage of total revenue to 27% for the nine months ended September 30, 2018 from 39% for the nine months ended September 30, 2017. Excluding the $10.5 million royalty payment under the Settlement and License Agreement with Smith & Nephew, general and administrative expense increased as a percentage of total revenue to 40% for the nine months ended September 30, 2018.

Goodwill impairment. Goodwill impairment was $6.7 million for the nine months ended September 30, 2018 compared to no impairment for the nine months ended September 30, 2017, an increase of $6.7 million or 100%. Our drop in market capitalization and decrease in cash flow position were indicators of impairment and our analysis determined goodwill was fully impaired.

     Total other income (expenses), net.    Other income (expenses), net was $(3.1) million for the nine months ended September 30, 2018 compared to $2.6 million for the nine months ended September 30, 2017, a change of $(5.7) million, or 220%. The change was primarily due to a $4.9 million increase in foreign currency exchange transaction expense and a $0.9 million increase in interest expense associated with long-term debt, partially offset by an increase of $0.1 million in interest income.

Income taxes.    Income tax provision was approximately $74,000 for the nine months ended September 30, 2018 and $143,000 for the nine months ended September 30, 2017. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the nine months ended September 30, 2018, we have financed our operations primarily through private placements of preferred stock, our initial public offering, or IPO, equity offerings, bank and other debt and product revenue. We have not yet attained profitability and continue to incur operating losses. As of September 30, 2018, we have an accumulated deficit of $465.8 million.

On January 6, 2017, we entered into a senior secured $50 million loan and security agreement, or the 2017 Secured Loan Agreement with Oxford Finance LLC, or Oxford. Through the 2017 Secured Loan Agreement, we accessed the initial $15 million of borrowing at closing, the Term A Loan, and an additional $15 million of borrowings under the Term B Loan on June 30, 2017, or the "Term B Loan", causing the outstanding principal balance owing to Oxford to be an aggregate $30 million as of September 30, 2018. The proceeds of the Term A and Term B Loans are used to fund our ongoing working capital needs. On July 31, 2018, we entered into an amendment to the 2017 Secured Loan Agreement, or the "Amendment", and, together with the 2017 Secured Loan Agreement, the Amended 2017 Secured Loan Agreement. The Amendment amended our financial covenants, including an increase of the revenue covenant beginning in January 2019, that we do not expect to satisfy at the end of January 2019. It would constitute an event of default under the Amended 2017 Secured Loan Agreement if we fail to meet such financial covenants as of January 31, 2019. We must notify Oxford of such default and Oxford would be permitted to exercise remedies against us and our assets in respect of such event of default, including taking control of the Company's cash and commencing foreclosure proceedings on the Company's other assets. We would need to refinance this debt prior to Oxford exercising remedies against the Company in order to prevent such exercise of remedies. We have engaged an advisor and are actively seeking to refinance the Amended 2017 Secured Loan Agreement prior to any exercise of remedies by Oxford. The Amendment also requires the addition of a requirement that we maintain at least $10 million in cash collateral. In connection with the Amendment, we also agreed to pay Oxford a fee of $1 million within 30 days of consummation of a sale of the company.

The Amended 2017 Secured Loan Agreement is secured by substantially all of our personal property including our cash and intellectual property. Under the terms of the Amended 2017 Secured Loan Agreement, the Company cannot grant a security interest in its intellectual property to any other party.

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

At our option, we may prepay all, but not less than all, of the term loans advanced by Oxford under the Amended 2017 Secured Loan Agreement, subject to a prepayment fee and an amount equal to the sum of all outstanding principal of the term loans plus accrued and unpaid interest thereon through the prepayment date, a final payment, plus all other amounts that are due and payable, including Oxford's expenses and interest at the default rate with respect to any past due amounts, which we estimate would be approximately $32 million if we prepay the Oxford debt on or around January 31, 2019.

The Amended 2017 Secured Loan Agreement also specifies events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent with the right to exercise remedies against us, including taking control of the Company's cash and commencing foreclosure proceedings on the Company's other assets. These events of default include, among other things, our failure to pay any amounts due under the Amended 2017 Secured Loan Agreement, a breach of covenants under the Amended 2017 Secured Loan Agreement, including, among other customary debt covenants, achieving certain revenue levels, maintaining a certain amount of cash collateral, limiting the amount of cash and cash equivalents held by our foreign subsidiaries, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than

$500,000, one or more judgments against us in an amount greater than $500,000, a material adverse change with respect to any governmental approval and any delisting event.

As of September 30, 2018, we were not in breach of covenants under the Amended 2017 Secured Loan Agreement. However, we do not expect to satisfy the increased revenue covenant at the end of January 2019, which would be an event of default under the Amended 2017 Secured Loan Agreement and we would have until February 2019 to refinance this debt. We have engaged an advisor and are actively seeking to refinance the Amended 2017 Secured Loan Agreement prior to the exercise of any remedies by Oxford. We are in the initial stages of the refinancing process and believe it is too early to determine whether we will be successful in refinancing the debt prior to such time and whether terms will be favorable to us. This condition raises substantial doubt that we will continue as a going concern.

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017, or the "Shelf Registration Statement". The Shelf Registration Statement allows us to sell from time-to-time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we may issue and sell up to $50 million of our common stock and entered into the Distribution Agreement, pursuant to which Canaccord has agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. We are not obligated to sell any number of shares under the Distribution Agreement. As of September 30, 2018, we have sold 785,280 shares under the Distribution Agreement resulting in net proceeds of $1.5 million.

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

On September 14, 2018, we entered into the Settlement and License Agreement, or Settlement and License Agreement, with Smith & Nephew Inc. or "Smith & Nephew", pursuant to which the parties agreed to resolve all of their existing patent disputes. Pursuant to the Settlement and License Agreement, we granted to Smith & Nephew (i) a fully paid-up, non-exclusive, worldwide license to certain patents for the exploitation of patient-specific instrumentation for use with off-the-shelf knee implants, (ii) a royalty-bearing, non-exclusive, worldwide license to certain patents in the event Smith & Nephew commercializes patient-specific instrumentation for use with off-the-shelf implants other than knee implants, and (iii) a fully paid-up, non-exclusive, worldwide license to certain other patents for exploitation of off-the-shelf implants. Also pursuant to the Settlement and License Agreement, Smith & Nephew granted to us a fully paid-up, non-exclusive, worldwide license to certain patents for the exploitation of patient-specific implants and paid us $10.5 million. See "Item 1. Legal Proceedings" for additional information on the Settlement and License Agreement.

We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, future potential capital raises through the issuance of equity or other securities, debt financings, and revenues that we may generate in connection with licensing our intellectual property. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

We anticipate needing to engage in additional equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, or at all. To the extent that we raise additional capital through the future sales of equity or debt, the ownership interest of our stockholders will be diluted. The terms of these future or debt securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders or involve negative covenants that restrict our ability to take specific actions, such as incurring additional debt or making capital expenditures.

Our consolidated financial statements have been prepared assuming that our company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In light of our current operating plan and the various factors described above, including the uncertainty that we will be successful in refinancing our debt, there is substantial doubt about our ability to continue as a going concern. The financial statements for the three and nine months ended September 30, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(28,505)	$(30,182)	$1,677	6%
Investing activities	8,700	(9,933)	18,633	188
Financing activities	21,936	32,691	(10,755)	(33)
Effect of exchange rate on cash	1,206	(3,286)	4,492	137
Total	$3,337	$(10,710)	$14,047	131%

Net cash (used in) provided by operating activities.    Net cash used in operating activities was $28.5 million for the nine months ended September 30, 2018 and $30.2 million for the nine months ended September 30, 2017, a decrease of $1.7 million. These amounts primarily reflect net loss of $33.5 million for the nine months ended September 30, 2018 and $41.7 million for the nine months ended September 30, 2017. The net cash used in operating activities for the nine months ended September 30, 2018 was affected by charges, including an increase from inventory of $2.0 million, a decrease from accounts payable and accrued liabilities of $1.2 million, and a decrease from deferred revenue and other long term liabilities of $0.3 million, offset by an increase from prepaid expenses of $1.1 million, an increase from accounts receivable of $0.5 million, an increase from royalty receivable of $10.4 million, a non-cash increase in impairment of long lived assets of $1.1 million, and an increase from stock compensation expense of $1.4 million.

Net cash (used in) provided by investing activities.    Net cash provided by investing activities was $8.7 million for the nine months ended September 30, 2018, and for the nine months ended September 30, 2017 net cash used by investing activities was $9.9 million, a change of $18.6 million. These amounts primarily reflect a decrease in cash used to purchase investments of $3.6 million, an increase in cash provided from matured investments of $8.0 million, a decrease in costs related to the acquisition of property, plant, and equipment of $1.2 million, and a decrease from restricted cash of $0.2 million.

Net cash provided by financing activities.    Net cash provided by financing activities was $21.9 million for the nine months ended September 30, 2018 and $32.7 million for the nine months ended September 30, 2017, a decrease of $10.8 million. The decrease was primarily due to a decrease from issuance of debt of $30.0 million and a decrease from proceeds from the exercise of common stock options of $2.0 million, offset by an increase from proceeds from issuance of common stock of $20.8 million and an increase from debt issuance costs of $0.4 million.

Contractual obligations and commitments

We described our contractual obligations and commitments under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2017.

2017 Secured Loan Agreement

On January 6, 2017, we entered into the 2017 Secured Loan Agreement with Oxford. Through the 2017 Secured Loan Agreement with Oxford, we accessed $15 million of borrowings on January 6, 2017 and a second $15 million of borrowings on June 30, 2017. In connection with the Amendment, we also agreed to pay to Oxford a fee of $1 million within 30 days of consummation of the sale of our company. For further information regarding the Secured Loan Agreement and the Amendment, see “Note J-Debt and Notes Payable-2017 Secured Loan Agreement”.

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

Philipp Lang, M.D., our former Chief Executive Officer and former director, joined our scientific advisory board in 2004 prior to becoming an employee. We first entered into a revenue share agreement with Dr. Lang in 2008 when he became our Chief Executive Officer. In 2011, we entered into an amended and restated revenue share agreement with Dr. Lang. This agreement provides that the specified percentage of our net revenue payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of our current products, including our iUni, iDuo, iTotal CR, and iTotal PS products, as well as certain other knee, hip and shoulder replacement products and related instrumentation we may develop in the future. The agreement provides that our payment obligations expire on a product-by-product basis on the last to expire of our patents on which Dr. Lang is named an inventor that claim the applicable product and that these payment obligations survived the termination of Dr. Lang’s employment with us. Pursuant to the terms of this revenue share agreement with Dr. Lang, we incurred revenue share expense of $88,000 and $233,000 for the three months ended September 30, 2018 and 2017, respectively, and $581,000 and $722,000 for the nine months ended September 30, 2018 and 2017, respectively.

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members and one of our directors, ranges, depending on the particular product, from 3.4% to 5.8%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board and Dr. Lang revenue share agreements of $0.7 million during the three months ended September 30, 2018, representing 3.6% of product revenue and $2.5 million during the nine months ended September 30, 2018, representing 4.3% of product revenue, $0.9 million during the three months ended September 30, 2017, representing 4.7% of product revenue, and $2.7 million during the nine months ended September 30, 2017, representing 4.8% of product revenue. Revenue share expense is included in research and development. For further information, see “Note I-Commitments and Contingencies -Revenue Share Agreements” or “Note K—Related Party Transactions - Revenue Share Agreements” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q .

Segment information
We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and significant judgments and use of estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The accounting estimates that require our most significant estimates include revenue recognition, accounts receivable valuation, inventory valuations, goodwill valuation, intangible valuation, purchase accounting, impairment assessments, equity instruments, stock compensation, income tax reserves and related allowances, and the lives of property and equipment. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and significant judgments and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of the critical accounting policy related to valuation methodology for goodwill impairment assessment. We updated our critical accounting policy to determine of the reporting unit using the combination of the market and income approaches which is more fully described in Note B to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Recent accounting pronouncements
Information with respect to recent accounting developments is provided in Note B to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where we sell our products.

On February 29, 2016, we filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew”) in the United States District Court for the District of Massachusetts Eastern Division, and we amended our complaint on June 13, 2016 (the "Smith & Nephew Lawsuit"). The Smith & Nephew Lawsuit alleged that Smith & Nephew’s Visionaire® patient-specific instrumentation as well as the implant systems used in conjunction with the Visionaire instrumentation infringe nine of our patents, and it requested, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction.

On May 27, 2016, Smith & Nephew filed its answer and counterclaims in response to our lawsuit, which it subsequently amended on July 22, 2016. Smith & Nephew denied that its Visionaire® patient-specific instrumentation as well as the implant systems used in conjunction with the Visionaire instrumentation infringe the patents asserted by us in the lawsuit. It also alleged two affirmative defenses: that our asserted patents are invalid and that we are barred from relief under the doctrine of laches. In addition, Smith & Nephew asserted a series of counterclaims, including counterclaims seeking declaratory judgments that Smith & Nephew’s accused products do not infringe our patents and that our patents are invalid. Smith & Nephew also alleged that we infringed ten patents owned or exclusively licensed by Smith & Nephew: two of those patents Smith & Nephew alleged are infringed by our iUni and iDuo products; three of those patents Smith & Nephew alleged are infringed by our iTotal products; and five of those patents Smith & Nephew licenses from Kinamed, Inc. of Camarillo, California and alleged are infringed by our iUni, iDuo and iTotal products. Due to Smith & Nephew’s licensing arrangement with Kinamed, Kinamed was named as a party to the lawsuit. Smith & Nephew and Kinamed requested, among other relief, monetary damages for willful infringement, enhanced damages and a permanent injunction. On March 9, 2017, the Court entered a stipulation of dismissal by the parties that dismissed from the lawsuit eight patents asserted by Smith & Nephew, including the patents involving Kinamed, and two patents asserted by us. With the dismissal of all claims involving Kinamed's patents, Kinamed was no longer a party to the lawsuit.

On January 27, 2017, Smith & Nephew filed a motion seeking a stay of the Smith & Nephew Lawsuit until any requested IPRs (defined and described below) were resolved. On April 27, 2017, the Court stayed certain aspects of the proceedings and indicated that it would make a final decision on the motion to stay after the USPTO has decided more of the petitions for IPR.

Between September 21, 2016 and March 1, 2017, Smith & Nephew filed sixteen petitions with the United States Patent & Trademark Office (“USPTO”) requesting Inter Partes Review (“IPR”) of the nine patents that we asserted against Smith & Nephew in the lawsuit. In its petitions, Smith & Nephew alleged that our patents are obvious in light of certain prior art.  As of October 31, 2017, the USPTO decided to institute IPR proceedings with respect to seven of the petitions; decided to deny the requests for IPR with respect to seven of the petitions; and, with respect to the remaining two petitions, decided to institute IPR proceedings for some of the subject patent claims and to deny the requests for the remaining subject patent claims (“Subject Patent Claims”). On April 24, 2018, the Supreme Court of the United States issued its ruling in SAS Institute, Inc. v. Iancu (the “SAS Decision”) which held that the IPR proceedings cannot be instituted in part and denied in part. In response to the SAS Decision and guidance from the USPTO, the Patent Trial and Appeal Board (“PTAB”) issued an order on April 27, 2018 including the Subject Patent Claims within the prior instituted IPR proceedings. In total, the USPTO instituted IPR proceedings for claims in six of the patents in the Smith & Nephew lawsuit (five patents that were currently asserted, and one of the patents that was voluntarily dismissed from the lawsuit), and denied the petitions for claims in three of the patents (two patents that were currently asserted and one of the patents that was voluntarily dismissed from the lawsuit).  Smith & Nephew filed requests for rehearing of three of the petitions that were denied and the PTAB denied those requests. Smith & Nephew filed requests with the USPTO for reexamination of two of the patents for which IPR proceedings were not instituted and the USPTO granted those requests for reexamination. On August 7, 2018 and October 2, 2018, the USPTO ruled in our favor on both reexamination proceedings finding the claims patentable in both patents.

Between December 18, 2017 and April 18, 2018, IPR hearings were held for the six patents for which IPR proceedings were instituted. On March 26, 2018, the USPTO issued its first ruling holding that our U.S. Patent No.

9,055,953 (the “’953 Patent”) is invalid over prior art. On April 19, 2018, the USPTO issued its second ruling holding that our U.S. Patent No. 9,216,025 (the “‘025 Patent”) is invalid over prior art. Following the USPTO’s grant of our request for consolidation, we filed an opening brief on October 1, 2018 appealing the PTAB’s rulings on the ‘953 Patent and the ‘025 patent. On June 11, 2018, the USPTO issued its third ruling holding that our U.S. Patent No. 7,981,158 (the “‘158 Patent”) is invalid over prior art. On June 12, 2018, the USPTO issued its fourth ruling holding that our U.S. Patent No. 8,551,169 (the “‘169 Patent”) is invalid over prior art. The ’953 Patent is not part of the lawsuit having been voluntarily dismissed on March 9, 2017. The ‘025, ‘169 and ‘158 Patents were part of the lawsuit. On September 26, 2018, the PTAB terminated the remaining IPR proceedings in response to a joint motion to terminate filed by us and Smith & Nephew pursuant to the Settlement and License Agreement (defined and described below).

On September 14, 2018, the Company and Smith & Nephew entered into a Settlement and License Agreement (the “Settlement and License Agreement”) including terms for resolving all of the parties’ existing patent disputes. The Settlement and License Agreement includes terms for dismissal of all outstanding litigation, prohibitions against commencement of litigation with respect to existing product lines, and Smith & Nephew agreed to cease their opposition to certain of our patents currently in IPR proceedings.

Pursuant to the Settlement and License Agreement, we granted to Smith & Nephew (i) a fully paid-up, non-exclusive, worldwide license to certain patents for the exploitation of patient-specific instrumentation for use with off-the-shelf knee implants, (ii) a royalty-bearing, non-exclusive, worldwide license to certain patents in the event Smith &Nephew commercializes patient-specific instrumentation for use with off-the-shelf implants other than knee implants, and (iii) a fully paid-up, non-exclusive, worldwide license to certain other patents for exploitation of off-the-shelf implants. Also pursuant to the Settlement and License Agreement, Smith & Nephew granted to us a fully paid-up, non-exclusive, worldwide license to certain patents for the exploitation of patient-specific implants and paid us $10.5 million. We are not required to make a payment to Smith & Nephew.

The foregoing description is qualified in its entirety by reference to the text of the Settlement and License Agreement filed as exhibit 10.1 hereto.

ITEM 1A. RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. The following description of risk factors consists of updates to the risk factors previously disclosed in Part 1, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”). For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Other than as set forth below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K. Risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 29 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks related to our financial position

We expect a failure to satisfy certain revenue covenants under our Amended 2017 Secured Loan Agreement with Oxford at the end of January 2019, which would constitute an event of default. We must notify Oxford of such default and Oxford would be permitted to exercise remedies against us and our assets in respect of such default, including taking control of the Company's cash and commencing foreclosure proceedings on the Company's other assets. We would need to refinance this debt prior to Oxford exercising remedies against us in order to prevent such exercise of remedies. We might not be able to refinance the Oxford debt on terms favorable to us or at all.

On January 6, 2017, we entered into the 2017 Secured Loan Agreement with Oxford and accessed $15 million under the Term A Loan at closing and an additional $15 million under Term B Loan on June 30, 2017, causing the outstanding principal balance owing to Oxford to be an aggregate $30 million as of September 30, 2018. In connection with incurring the Oxford debt, the Company granted Oxford a security interest in substantially all of its assets, including its cash and its intellectual property. On July 31, 2018, the Company and Oxford entered into the Amendment to the 2017 Secured Loan Agreement (the "Amendment", together with the 2017 Secured Loan Agreement, the Amended 2017 Secured Loan Agreement). Under the Amended 2017 Secured Loan Agreement, we are subject to the satisfaction of certain revenue milestones that were increased under the Amendment beginning in January 2019 and that we do not expect to satisfy as of the end of January 2019. It will constitute an event of default under the Amended 2017 Secured Loan Agreement if we fail to meet such financial covenants at the end of January 2019. We must notify Oxford of such default and Oxford would be permitted to exercise remedies against us and our assets in respect of such event of default, including taking control of the Company's cash and commencing foreclosure proceedings on the Company's other assets. We would need to refinance this debt prior to Oxford exercising remedies against us in order to prevent such exercise of remedies. We have engaged an advisor and are actively seeking to refinance the Amended 2017 Secured Loan Agreement prior to any exercise of remedies by Oxford. We may not be able to obtain additional financing on terms favorable to us, or at all. To the extent that we raise additional capital through the future sale of equity or debt, including pursuant to the Distribution Agreement, the ownership interest of our stockholders will be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders or involve negative covenants that restrict our ability to take specific actions, such as incurring additional debt or making capital expenditures.

Our consolidated financial statements have been prepared assuming that our company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In light of our current operating plan and the various factors described above, including the uncertainty that we will be successful in refinancing our debt, there is substantial doubt about our ability to continue as a going concern. The financial statements for the three and nine months ended September 30, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*^	Settlement and License Agreement dated September 14, 2018 between Conformis, Inc. and Smith & Nephew, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Indicates management contract or plan.
^	Confidential treatment has been requested as to certain portions, which portions in each case have been omitted and separately filed with the Securities and Exchange Commission.
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

 Date: 11/5/2018

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer

 Date: 11/5/2018

CONFORMIS, INC.
By:	/s/ Paul Weiner
Paul Weiner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)