Form 10-Q
period 2019-03-31
Conformis Inc
filed 2019-05-03
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CFMS	NASDAQ

As of April 30, 2019, there were 67,863,789 shares of Common Stock, $0.00001 par value per share, outstanding.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$18,616	$16,380
Investments	—	7,245
Accounts receivable, net	12,992	13,244
Royalty receivable	148	145
Inventories	9,561	9,534
Prepaid expenses and other current assets	1,477	1,408
Total current assets	42,794	47,956
Property and equipment, net	14,156	14,439
Operating lease right-of-use assets	6,678	—
Other Assets
Restricted cash	462	462
Intangible assets, net	83	109
Other long-term assets	17	17
Total assets	$64,190	$62,983

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,443	$3,445
Accrued expenses	7,122	7,930
Operating lease liabilities	1,427	—
Current portion of long-term debt	1,250	—
Total current liabilities	14,242	11,375
Other long-term liabilities	—	616
Long-term debt, less debt issuance costs	13,567	14,792
Operating lease liabilities	5,994	—
Total liabilities	33,803	26,783
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at March 31, 2019 and December 31, 2018; 67,880,664 and 65,290,879 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	514,484	513,336
Accumulated deficit	(483,248)	(475,667)
Accumulated other comprehensive loss	(850)	(1,470)
Total stockholders’ equity	30,387	36,200
Total liabilities and stockholders’ equity	$64,190	$62,983
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue
Product	$20,469	$19,483
Royalty	175	173
Total revenue	20,644	19,656
Cost of revenue	10,813	10,869
Gross profit	9,831	8,787

Operating expenses
Sales and marketing	8,181	10,411
Research and development	2,912	4,694
General and administrative	5,329	6,140
Total operating expenses	16,422	21,245
Loss from operations	(6,591)	(12,458)

Other income and expenses
Interest income	107	140
Interest expense	(453)	(735)
Foreign currency exchange transaction (loss) income	(653)	1,085
Total other (expenses) income, net	(999)	490
Loss before income taxes	(7,590)	(11,968)
Income tax provision	(9)	33

Net loss	$(7,581)	$(12,001)

Net loss per share
Basic and diluted	$(0.12)	$(0.22)
Weighted average common shares outstanding
Basic and diluted	62,849,335	54,741,828

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(7,581)	$(12,001)
Other comprehensive income (loss)
Foreign currency translation adjustments	620	(939)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	—	7
Comprehensive loss	$(6,961)	$(12,933)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value				Total
Balance, December 31, 2017	45,528,519	$—	$486,570	$(436,821)	$(3,236)	$46,513
Issuance of common stock—restricted stock	(23,326)	—	—			—
Issuance of common stock—2018 offering	15,333,333	1	21,324			21,325
Compensation expense related to issued stock options and restricted stock awards			873			873
Cumulative-effect adjustment from adoption of ASC 606				4,519		4,519
Net loss				(12,001)		(12,001)
Other comprehensive loss					(932)	(932)
Balance, March 31, 2018	60,838,526	$1	$508,767	$(444,303)	$(4,168)	$60,297

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value				Total
Balance, December 31, 2018	65,290,879	$1	$513,336	$(475,667)	$(1,470)	$36,200
Issuance of common stock—restricted stock	2,589,785	—	—			—
Compensation expense related to issued stock options and restricted stock awards			1,148			1,148
Net loss				(7,581)		(7,581)
Other comprehensive income					620	620
Balance, March 31, 2019	67,880,664	$1	$514,484	$(483,248)	$(850)	$30,387

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,581)	$(12,001)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	1,065	948
Stock-based compensation expense	1,148	873
Unrealized foreign exchange (gain)/loss, net	639	(994)
Non-cash lease expense	310	—
Provision for bad debts on trade receivables	—	(20)
Non-cash interest expense	26	27
Amortization/accretion on investments	(4)	33
Deferred tax	—	(17)
Changes in operating assets and liabilities:
Accounts receivable	252	1,331
Royalty receivable	(3)	—
Inventories	(27)	1,005
Prepaid expenses and other assets	(69)	15
Accounts payable and accrued liabilities	322	802
Other current liabilities	8	—
Other long-term liabilities	(324)	(2)
Net cash used in operating activities	(4,238)	(8,000)

Cash flows from investing activities:
Acquisition of property and equipment	(757)	(1,300)
Purchase of investments	—	(3,244)
Maturity of investments	7,250	10,895
Net cash provided in investing activities	6,493	6,351

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	21,324
Net cash provided by financing activities	—	21,324
Foreign exchange effect on cash and cash equivalents	(19)	55
Increase in cash and cash equivalents	2,236	19,730
Cash and cash equivalents, beginning of period	16,380	18,348
Cash and cash equivalents, end of period	$18,616	$38,078

Supplemental information:
Cash paid for interest	331	598
Non cash investing and financing activities:
Operating leases right-of-use assets obtained in exchange for lease obligations	6,988	—

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

These consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, bank debt and convertible debt financings, equity financings, equipment purchase loans, and product revenue beginning in 2007. The Company has not yet attained profitability and continues to incur operating losses and negative operating cash flows, which adversely impacts the Company's ability to continue as a going concern. At March 31, 2019, the Company had an accumulated deficit of $483.2 million and cash and cash equivalents of $18.6 million, and $0.5 million in restricted cash allocated to lease deposits.

On January 6, 2017, the Company entered into a senior secured loan and security agreement (the "2017 Secured Loan Agreement") with Oxford Finance LLC ("Oxford") and accessed $15 million of borrowings at closing (the "Term A Loan"), and an additional $15 million of borrowings under Term Loan B on June 30, 2017 (the "Term B Loan"). Pursuant to a fifth amendment to the 2017 Secured Loan Agreement (the "Fifth Amendment"), on December 13, 2018, the Company pre-paid $15 million aggregate principal amount of the $30 million outstanding principal amount, as a pro rata portion of the Term A Loan and Term B Loan, together with accrued and unpaid interest thereon and a pro rata prepayment fee.

The Fifth Amendment also reduced revenue milestones required by the 2017 Secured Loan Agreement through December 31, 2019. New minimum revenue milestones, based on product revenue projections, are to be established prior to the start of 2020 and prior to the start of each fiscal year thereafter by the mutual agreement of Oxford and the Company. If the Company is not able to agree with Oxford on new minimum revenue milestones for 2020 or a fiscal year thereafter, the Company must refinance the 2017 Secured Loan Agreement by March 31, 2020 or that next fiscal year, and if the Company fails to refinance the 2017 Secured Loan Agreement, the Company must notify Oxford of such default and Oxford would be permitted to exercise remedies against the Company and its assets in respect of such event of default, including taking control of our cash and commencing foreclosure proceedings on our other assets.

The initial principal payment on the 2017 Secured Loan Agreement is due on February 1, 2020. The Company intends to refinance the 2017 Secured Loan Agreement before the interest only period ends and the principal repayments begin in January 2020. The Company may not be able to refinance or obtain additional financing on terms favorable to us, or at all. To the extent that the Company raises additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders or involve negative covenants that restrict our ability to take specific actions, such as incurring additional debt or making capital expenditures. If the Company is unable to refinance the 2017 Secured Loan Agreement before the interest only period ends or shortly thereafter, then the Company will be required to make principal repayments beginning in January 2020 which will require the Company to raise additional capital through the sale of equity and the ownership interest of our stockholders will be diluted.

In January 2017, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allows the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On May 10, 2017, the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”), for the sale and issuance of up to $50 million of its common stock and entered into a Distribution Agreement (“Distribution Agreement”) with Canaccord Genuity Inc. ("Canaccord") pursuant to which Canaccord agreed to sell shares of the Company's common stock from time to time, as our agent, in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. The Company is not obligated to sell any shares under the Distribution Agreement. As of March 31, 2019, the Company has sold 785,280 shares under the Distribution Agreement resulting in net proceeds of $1.5 million.

The Company anticipates that its principal sources of funds in the future will be revenue generated from the sale of its products, including the successful full commercial launch of the Conformis Hip System, potential future capital raises through the issuance of equity or other securities, potential debt financings, and revenue that may be generated in connection with licensing its intellectual property. Additionally, in order for the Company to meet our operating plan, gross margin improvements and operating expense reductions will be necessary to reduce cash used in operations. When the Company needs additional equity or debt financing proceeds to fund its operations, whether within the next 12 months or later, the Company may not be able to obtain additional financing on terms favorable to the Company, or at all.

Basis of presentation and use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates used in these consolidated financial statements include revenue recognition, accounts receivable valuation, inventory reserves, intangible valuation, purchase accounting, impairment assessments, equity instruments, stock compensation, income tax reserves and related allowances, and the lives of property and equipment, and valuation of right-of-use lease assets and lease liabilities. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Unaudited Interim Financial Information

The accompanying Interim Consolidated Financial Statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018, and comprehensive loss, stockholders' equity, and cash flows for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

The Company's financial results are affected by the selection and application of accounting policies and methods. Except for the adoption of ASU 2016-02 "Leases" ("Topic 842" or "ASC 842") described below in "Leases", there were no material changes in the three months ended March 31, 2019 to the application of significant accounting policies and estimates as described in our audited consolidated financial statements for the year ended December 31, 2018.

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

For the three months ended March 31, 2019 and 2018, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of the total gross receivable balance as of March 31, 2019 or December 31, 2018.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc. ("ImaTx"), ConforMIS Europe GmbH, ConforMIS UK Limited, ConforMIS Hong Kong Limited, and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. The Company’s cash equivalents consist of demand deposits, money market accounts, and repurchase agreements on deposit with certain financial institutions, in addition to cash deposits in excess of federally insured limits. Demand deposits are carried at cost which approximates their fair value. Money market accounts are carried at fair value based upon level 1 inputs. Repurchase agreements are valued using level 2 inputs. See “Note C-Fair Value Measurements” below. The associated risk of concentration is mitigated by banking with credit worthy financial institutions. The Company had $1.5 million as of March 31, 2019 and $1.1 million as of December 31, 2018 held in foreign bank accounts that are not federally insured. In addition, the Company has recorded restricted cash of $0.5 million as of March 31, 2019 and December 31, 2018. Restricted cash consisted of security provided for lease obligations. Oxford has a security interest in the Company's cash accounts held at multiple institutions.

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

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three months ended March 31, 2019 and 2018, the Company recognized provisions in cost of revenue of $0.5 million, to adjust its inventory value to the lower of cost or market for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Intangibles and other long-lived assets
     Intangible assets consist of developed technology and a favorable lease asset from the Company's acquisition of Broad Peak Manufacturing LLC in August 2017. Intangible assets are carried at cost less accumulated amortization. The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets. Furthermore, periodically the Company assesses whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. During the three months ended March 31, 2019 and 2018, no such impairment charges were recognized.

Leases

The Company adopted ASU No. 2016-02-Leases ("Topic 842" or "ASC 842"), as of January 1, 2019, in accordance with ASU 2018-11-Leases (Topic 842) ("ASU 2018-11"), issued by the FASB in July 2018. ASU 2018-11 allows an entity to elect not to recast its comparative periods in the period of adoption when transitioning to ASC 842 (the “Comparatives Under 840 Option”). Effectively, an entity would be permitted to change its date of initial application to the beginning of the period of adoption of ASC 842. In doing so, the entity would apply ASC 840 in the comparative periods and provide the disclosures required by ASC 840 for all periods that continue to be presented in accordance with ASC 840. Further, the entity would recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of the effective date. Under the Comparatives Under 840 Option, this date would represent the date of initial application. The Company is not required to restate comparative periods for the effects of applying ASC 842, provide the disclosures required by ASC 842 for the comparative periods, nor change how the transition requirements apply, only when the transition requirements apply. The Company elected to report results for periods after January 1, 2019 under ASC 842 and prior period amounts are reported in accordance with ASC 840.

The Company has elected not to separate non-lease components from all classes of leases. Non-lease components have been accounted for as part of the single lease component to which they are related.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company has elected the hindsight practical expedient to determine the lease term for existing leases. This practical expedient enables an entity to use hindsight in determining the lease term when considering options to extend and terminate leases as well as purchase the underlying assets.

Adoption of the new standard resulted in the recording of additional right-of-use assets and lease liabilities of $7.0 million and $7.7 million, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities is related to deferred rent, which was previously recorded as deferred rent within Accrued expenses and Other long-term liabilities under ASC 840. The adoption of the standard did not impact the Company’s consolidated net earnings and had no impact on cash flows.

 Revenue Recognition

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2019. Payment is typically due between 30 - 60 days from invoice.

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

Disaggregation of Revenue
See "Note M—Segment and Geographic Data" for disaggregated product revenue by geography.

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

The following table summarizes activity for rebate allowance reserve for the three months ended March 31, 2019 (in thousands):

March 31, 2019
Beginning Balance	$97
Provision related to current period sales	41
Adjustment related to prior period sales	5
Payments or credits issued to customer	(9)
Ending Balance	$134

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g. when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.6 million and $0.4 million three months ended March 31, 2019 and 2018, respectively.

Taxes collected from customers and remitted to government authorities
The Company’s policy is to present taxes collected from customers and remitted to government authorities on a net basis and not to include tax amounts in revenue.

Research and development expense
The Company’s research and development costs consist of engineering, product development, quality assurance, clinical and regulatory expense. These costs primarily relate to employee compensation, including salary, benefits and stock-based compensation. The Company also incurs costs related to consulting fees, revenue share, materials and supplies, and marketing studies, including data management and associated travel expense. Research and development costs are expensed as incurred.

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Segment reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s chief operating decision-maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business segment and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the aggregate Company level. Accordingly, in light of the Company’s current product offerings, management has determined that the primary form of internal reporting is aligned with the offering of the Conformis customized joint replacement products and that the Company operates as one segment. See “Note M—Segment and Geographic Data ”.

Comprehensive loss
     At March 31, 2019 and December 31, 2018, accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized gain and loss of available-for-sale securities, net of tax. The following table summarizes accumulated beginning and ending balances for each item in Accumulated other comprehensive income (loss) (in thousands):

	Foreign currency translation adjustments	Change in unrealized gain (loss) on available-for-sale securities, net of tax	Accumulated other comprehensive income (loss)
Balance December 31, 2018	$(1,470)	$—	$(1,470)
Change in period	620	—	620
Balance March 31, 2019	$(850)	$—	$(850)

Foreign currency translation and transactions
     The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates at the balance sheet date, and income and expense items are translated at average rates of exchange prevailing during the quarter. Net translation gains and losses are recorded in Accumulated other comprehensive (loss) income. Gains and losses from foreign currency transactions denominated in foreign currencies, including intercompany balances not of a long-term investment nature, are included in the Consolidated Statements of Operations.

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

The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $(9,000) and $33,000 for the three months ended March 31, 2019 and 2018, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2019 and 2018, a cumulative balance of $47,000 and $41,000 of interest and penalties had been accrued, respectively.

At March 31, 2019, the Company's foreign earnings, which have not been significant, have been retained indefinitely by foreign subsidiary companies for reinvestment.  Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries.

Medical device excise tax
     The Company has been subject to the Health Care and Education Reconciliation Act of 2010 (the “Act”), which imposes a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Under the Act, a taxable medical device is any device defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act, intended for humans, which includes an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which meets certain requirements. The Consolidated Appropriations Act of 2016 includes a two-year moratorium on the medical device excise tax, which moratorium suspended taxes on the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. On January 22, 2018, legislation was passed that suspends the medical device excise tax for sales in 2018 and 2019. The tax is not scheduled to take effect again until sales on or after January 1, 2020. It is unclear at this time if the suspension will be further extended, and we are currently subject to the tax after December 31, 2019. As such, the Company did not incur medical device excise tax expense during the three months ended March 31, 2019 and 2018.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
(in thousands, except share and per share data)	2019	2018
Numerator:
Basic and diluted loss per share
Net loss	$(7,581)	$(12,001)
Denominator:
Basic and diluted weighted average shares	62,849,335	54,741,828
Loss per share attributable to Conformis, Inc. stockholders:
Basic and diluted	$(0.12)	$(0.22)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2019	2018
Stock options and restricted stock awards	2,538,495	44,564

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. The Company reclassified the cash flow presentation of unrealized foreign currency transaction gains or losses resulting from changes in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated to reflect such cash flows as non-cash adjustment to cash flows from operating activities.

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

The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$6,575	$—	$—	$6,575	$6,575	$—
Level 1 securities:
Money market funds	12,041	—	—	12,041	12,041	—
Total	$18,616	$—	$—	$18,616	$18,616	$—

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$9,837	$—	$—	$9,837	$9,837	$—
Level 1 securities:
Money market funds	1,046	—	—	1,046	1,046	—
U.S. treasury bonds	10,494	—	—	10,494	5,497	4,997
Level 2 securities:
Corporate bonds	1,249	—	—	1,249	—	1,249
Commercial Paper	999	—	—	999	—	999
Total	$23,625	$—	$—	$23,625	$16,380	$7,245
(1) Contractual maturity due within one year.

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Total receivables	$13,402	$13,634
Allowance for doubtful accounts and returns	(410)	(390)
Accounts receivable, net	$12,992	$13,244

Accounts receivable included unbilled receivable of $2.1 million and $2.2 million at March 31, 2019 and December 31, 2018, respectively. Write-offs related to accounts receivable were approximately $0 and $25,000 for the three months ended March 31, 2019 and 2018, respectively.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	March 31, 2019	December 31, 2018
Beginning balance	(390)	(635)
Provision for bad debts on trade receivables	—	72
Other allowances	(20)	58
Accounts receivable write offs	—	115
Ending balance	$(410)	$(390)

Note E—Inventories

Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw Material	$4,247	$4,498
Work in process	1,569	1,518
Finished goods	3,745	3,518
Total Inventories	$9,561	$9,534

Note F—Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2019	December 31, 2018
Equipment	5-7	$18,752	$18,602
Furniture and fixtures	5-7	954	954
Computer and software	3	8,842	8,783
Leasehold improvements	3-7	1,977	1,978
Reusable instruments	5	2,062	1,573
Total property and equipment		32,587	31,890
Accumulated depreciation		(18,431)	(17,451)
Property and equipment, net		$14,156	$14,439

Depreciation expense related to property and equipment was $1.0 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

Note G—Intangible Assets

The components of intangible assets consisted of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2019	December 31, 2018

Developed technology	10	$979	$979
Accumulated amortization		(906)	(881)
Developed technology, net		73	98

Acquired favorable lease	5	15	15
Accumulated amortization		(5)	(4)
Acquired favorable lease, net		10	11

Intangible assets, net		$83	$109

The Company recognized amortization expense of $25,000 for the three months ended March 31, 2019, and 2018. The weighted-average remaining life of total amortizable intangible assets is 1.06 years for the developed technology and license agreements and favorable lease asset.

The estimated future aggregated amortization expense for intangible assets owned as of March 31, 2019 consisted of the following (in thousands):

Amortization expense
2019 (remainder of the year)	$75
2020	3
2021	3
2022	2
$83

Note H—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued employee compensation	$2,749	$3,138
Deferred rent	—	132
Accrued legal expense	507	215
Accrued consulting expense	21	84
Accrued vendor charges	1,580	1,441
Accrued revenue share expense	641	1,134
Accrued clinical trial expense	432	549
Accrued other	1,192	1,237
	$7,122	$7,930

Note I—Leases

The Company maintains its corporate headquarters in a leased building located in Billerica, Massachusetts. The Company maintains its manufacturing facilities in leased buildings located in Wilmington, Massachusetts and Wallingford, Connecticut.

The Company's leases have remaining lease terms of approximately one to seven years, some of which include one or more options to extend the leases for up to five years per renewal. The exercise of lease renewal options is at the sole discretion of the Company. The amounts disclosed in the Consolidated Balance Sheet pertaining to right-of-use assets and lease liabilities are measured based on management’s current expectations of exercising its available renewal options.

The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing, or enter into additional leases.

As of March 31, 2019 the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

The components of lease expense and related cash flows were as follows (in thousands):

	Three months ended
	March 31, 2019	March 31, 2018
Rent expense	$381	$379
Variable lease cost (1)	101	—
	$482	$379
(1) Variable operating lease expenses consist primarily common area maintenance and real estate taxes of for the three months ended March 31, 2019.

Deferred rent was $0.7 million as of December 31, 2018.  Deferred rent is included in accrued expenses and other long-term liabilities.

As of March 31, 2019, the remaining weighted-average lease term of the operating leases was 5.7 years and the weighted-average discount rate was 6.0%.

The future minimum rental payments under these agreements as of March 31, 2019 were as follows (in thousands):

Year	Minimum lease Payments
2019 remainder of year	$1,190
2020	1,614
2021	1,633
2022	1,399
2023	1,053
After 2023	1,886
Total lease payments	$8,775
Present value adjustment	(1,355)
Present value of lease liabilities	$7,420

Note J—Commitments and Contingencies

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

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $0.7 million during the three months ended March 31, 2019, representing 3.5% of product revenue and $0.9 million during the three months ended March 31, 2018, representing 4.7% of product revenue. Revenue share expense is included in research and development.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at March 31, 2019 or December 31, 2018.

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

Legal costs associated with legal proceedings are accrued as incurred.

Indemnification

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

Note K—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Oxford Finance, LLC, Term A Loan	$7,500	$7,500
Oxford Finance, LLC, Term B Loan	7,500	7,500
	15,000	15,000
Less unamortized debt issuance costs	(183)	(208)
Total Debt, less debt issuance costs	$14,817	$14,792
Less current installments	1,250	—
Long-term debt, excluding current installments	$13,567	$14,792

Principal payments due as of March 31, 2019 consisted of the following (in thousands):

Principal Payment
2019 (remainder of the year)	$—
2020	6,875
2021	7,500
2022	625
Total	$15,000

2017 Secured Loan Agreement

On January 6, 2017, the Company entered into the 2017 Secured Loan Agreement with Oxford. Through the 2017 Secured Loan Agreement, the Company accessed $15 million under Term Loan A at closing and an additional $15 million of borrowings under Term Loan B on June 30, 2017. On December 13, 2018, the Company entered into a fifth amendment (the "Fifth Amendment") to the 2017 Secured Loan Agreement, with Oxford, and pursuant to the Fifth Amendment, the Company pre-paid $15 million aggregate principal amount of the $30 million outstanding principal amount, as a pro rata portion of the Term A Loan and Term B Loan, together with accrued and unpaid interest thereon and a pro rata prepayment fee. Under the Fifth Amendment, the Company's cash collateral requirements was reduced to $5 million.

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

The term loans under the 2017 Secured Loan Agreement bear interest at a floating annual rate calculated at the greater of 30 day LIBOR or 0.53%, plus 6.47%. The Company is required to make monthly interest-only payments in arrears commencing on the second payment date following the funding date of each term loan, and continuing on the payment date of each successive month thereafter through and including the payment date immediately preceding the amortization date of February 1, 2020.  Commencing on the amortization date, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of each term loan, together with accrued interest, in arrears, to Oxford.  All unpaid principal, accrued and unpaid interest with respect to each term loan, and a final payment in the amount of 5.0% of the amount of loans advanced, is due and payable in full on the term loan maturity date.  The 2017 Secured Loan Agreement has a term of five years and matures on January 1, 2022.

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

As of March 31, 2019, the Company was not in breach of covenants under the Amended 2017 Secured Loan Agreement.

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

 Preferred stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at March 31, 2019 and December 31, 2018.

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

Warrants

The Company also issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No warrants were issued in the three months ended March 31, 2019. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets. All warrants were exercisable immediately upon issuance.

Common stock warrants

The Company also issued warrants to certain investors and consultants to purchase shares of common stock.  Warrants to purchase 28,926 shares of common stock were outstanding as of March 31, 2019 and December 31, 2018. Outstanding warrants are currently exercisable with varying exercise expiration dates from 2020 through 2024. At March 31, 2019 and December 31, 2018, the weighted average warrant exercise price per share for common stock underlying warrants and the weighted average contractual life was as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2018	28,926	$9.80	4.66	28,926	$9.80
Outstanding March 31, 2019	28,926	$9.80	4.41	28,926	$9.80

Stock option plans

As of March 31, 2019, 1,387,185 shares of common stock were available for future issuance under the 2015 Stock Incentive Plan ("2015 Plan"). The 2015 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of our common stock, (b) 3% of the number of share of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board. Effective January 1, 2019, an additional 1,958,726 shares of our common stock were added to the 2015 Plan under the terms of this provision.

Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2018	2,876,199	$6.57
Expired	(445,102)	6.93
Cancelled/Forfeited	(314)	18.83
Outstanding March 31, 2019	2,430,783	$6.50	$—
Total vested and exercisable	1,959,379	$6.94	$—

The total fair value of stock options that vested during the three months ended March 31, 2019 was $0.6 million. The weighted average remaining contractual term for the total stock options outstanding was 4.76 years as of March 31, 2019. The weighted average remaining contractual term for the total stock options vested and exercisable was 3.91 years as of March 31, 2019.

Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2018	2,473,372	$2.45
Granted	2,696,003	0.39
Vested	(63,321)	5.49
Forfeited	(106,218)	2.45
Unvested March 31, 2019	4,999,836	$1.30

The total fair value of restricted common stock awards that vested during the three months ended March 31, 2019 was $0.3 million.

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

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	N/A	2.75%
Expected term (in years)	N/A	6.25
Dividend yield	N/A	—%
Expected volatility	N/A	52.81%

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
Stock-based compensation expense was $1.1 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.  Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$166	$39
Sales and marketing	644	125
Research and development	257	290
General and administrative	81	419
	$1,148	$873

As of March 31, 2019, the Company had $1.1 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 2.25 years. As of March 31, 2019, the Company had $4.1 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 2.29 years.

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

Geographic information consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Product revenue
United States	$17,554	$16,027
Germany	2,469	3,087
Rest of world	446	369
	$20,469	$19,483

	March 31, 2019	December 31, 2018
Property and equipment, net
United States	$14,089	$14,367
Germany	67	72
	$14,156	$14,439

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

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

Revenue

Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong, Malaysia, Monaco, Hungary, Spain, and Australia. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into pricing agreements. The process of negotiating a pricing agreement can be lengthy and time-consuming, require extensive management time and may not be successful.

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

Cost of revenue

We produce our computer aided designs, or CAD, in-house and in India and use them to direct most of our product manufacturing efforts. We manufacture all of our patient-specific instruments, or iJigs, tibial trays used in our total knee implants, and polyethylene tibia tray inserts for our iTotal CR and our iTotal PS product, in our facility in Wilmington, Massachusetts. We polish our femoral implants used in our total and partial knee products in our facility in Wallingford, Connecticut. Starting in July 2018, we manufacture our patient specific Conformis Hip System implants in our facility in Wilmington, Massachusetts. We outsource the production of the remainder of the partial knee tibial components, the manufacture of femoral castings and other knee and hip implant components to third-party suppliers. Our suppliers make our customized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, manufacturing supplies, outside supplier processes, inbound freight and manufacturing overhead and depreciation expense.

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

Operating expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, stock-based compensation, and sales commissions.

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

General and administrative.    General and administrative expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for our administrative personnel that support our general operations, including executive management, general legal and intellectual property, finance and accounting, information technology and human resources personnel. General and administrative expense also includes outside legal costs associated with intellectual property and general legal matters, financial audit fees, insurance, fees for other consulting services, depreciation expense, freight, and facilities expense. We expect our general and administrative expense will increase in absolute dollars as we increase our headcount and expand our infrastructure to support growth in our business and our operations. As our revenue increases, we also incur additional expenses for freight. Our general and administrative expense may fluctuate from period to period due to the timing and extent of the expenses.

Total other income (expenses), net

Total other income (expenses), net consists primarily of interest expense and amortization of debt discount associated with our term loans outstanding during the year and gains (losses) from foreign currency transactions. The effect of exchange rates on our foreign currency-denominated asset and liability balances are recorded as foreign currency transaction adjustments in the consolidated statements of comprehensive loss.

Income tax provision

Income tax provision consists primarily of a provision for income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including net operating loss carryforwards and research and development credits and other tax credits.

Consolidated results of operations

Comparison of the three months ended March 31, 2019 and 2018

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2019		2018		2019 vs 2018
Three Months Ended March 31,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$20,469	99%	$19,483	99%	$986	5%
Royalty	175	1	173	1	2	1
Total revenue	20,644	100	19,656	100	988	5
Cost of revenue	10,813	52	10,869	55	(56)	(1)
Gross profit	9,831	48	8,787	45	1,044	12

Operating expenses:
Sales and marketing	8,181	40	10,411	53	(2,230)	(21)
Research and development	2,912	14	4,694	24	(1,782)	(38)
General and administrative	5,329	26	6,140	31	(811)	(13)
Total operating expenses	16,422	80	21,245	108	(4,823)	(23)
Loss from operations	(6,591)	(32)	(12,458)	(63)	5,867	47
Total other income (expenses), net	(999)	(5)	490	2	(1,489)	(304)
Loss before income taxes	(7,590)	(37)	(11,968)	(61)	4,378	37
Income tax provision	(9)	—	33	—	(42)	(127)
Net loss	$(7,581)	(37)%	$(12,001)	(61)%	$4,420	37%

Product revenue.    Product revenue was $20.5 million for the three months ended March 31, 2019 compared to $19.5 million for the three months ended March 31, 2018, an increase of $1.0 million or 5%, due principally to increased sales of our iTotal PS and Hip System, partially offset by decreased sales of our partial knee products and iTotal CR.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2019		2018		2019 vs 2018
Three Months Ended March 31,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$17,554	86%	$16,027	82%	$1,527	10%
Germany	2,469	12	3,087	16	(618)	(20)
Rest of world	446	2	369	2	77	21
Product revenue	$20,469	100%	$19,483	100%	$986	5%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 86% for the three months ended March 31, 2019 compared to 82% for the three months ended March 31, 2018. We believe the higher level of revenue as a percentage of product revenue inside the United States in the three months ended March 31, 2019 was due to the introduction of the iTotal PS and Hip System in the United States, and the negative impact in Germany is due to (i) the decrease in reimbursement of our iUni and iDuo partial implants and (ii) continued reimbursement challenges of our iTotal CR and iTotal PS business.

Royalty revenue. Royalty revenue was $0.2 million for the three months ended March 31, 2019 compared to $0.2 million for the three months ended March 31, 2018 comprised of royalty revenue from MicroPort Orthopedics Inc.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $10.8 million for the three months ended March 31, 2019 compared to $10.9 million for the three months ended March 31, 2018, a decrease of $0.1 million or 1%. The decrease was due primarily to vertical integration and other cost saving initiatives. Gross profit was $9.8 million for the three months ended March 31, 2019 compared to $8.8 million for the three months ended March 31, 2018, an increase of $1.0 million or 12%. Gross margin increased 300 basis points to 48% for the three months ended March 31, 2019 from 45% for the three months ended March 31, 2018. This increase in gross margin was driven primarily by savings from vertical integration efforts and other cost saving initiatives.

Sales and marketing.    Sales and marketing expense was $8.2 million for the three months ended March 31, 2019 compared to $10.4 million for the three months ended March 31, 2018, a decrease of $2.2 million or 21%. The decrease was due primarily to a $1.3 million decrease in sales and marketing salaries and benefits, a $1.2 million decrease in program and PR spending, and a decrease of $0.2 million in travel. This was offset by an increase of $0.2 million in instrumentation and bioskill lab expenses related to the hip launch, an increase of $0.2 million in sales commissions and an increase of $0.1 million in outside labor and other expenses. Sales and marketing expense decreased as a percentage of total revenue to 40% for the three months ended March 31, 2019 compared to 53% for the three months ended March 31, 2018.

Research and development.    Research and development expense was $2.9 million for the three months ended March 31, 2019 compared to $4.7 million for the three months ended March 31, 2018, a decrease of $1.8 million or 38%. The decrease was due primarily to a decrease in revenue share expense of $1.0 million related to selling fee adjustments, a decrease in personnel costs of $0.8 million decrease in prototype supplies of $0.3 million related to timing, partially offset by an increase in consulting of $0.3 million. Research and development expense decreased as a percentage of total revenue to 14% for the three months ended March 31, 2019 from 24% for the three months ended March 31, 2018.

General and administrative.    General and administrative expense was $5.3 million for the three months ended March 31, 2019 compared to $6.1 million for the three months ended March 31, 2018, a decrease of $0.8 million or 13%. The decrease was due to a $0.8 million reduction in litigation fees. General and administrative expense decreased as a percentage of total revenue to 26% for the three months ended March 31, 2019 from 31% for the three months ended March 31, 2018.

Total other income (expenses), net.    Other income (expenses), net was $(1.0) million for the three months ended March 31, 2019 compared to $0.5 million for the three months ended March 31, 2018, a change of $(1.5) million. The change was primarily due to a $1.7 million increase in foreign currency exchange transaction expense partially offset by a $0.3 million decrease in interest expense.

Income taxes.    Income tax provision was $(9,000) and $33,000 for the three months ended March 31, 2019 and 2018, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the three months ended March 31, 2019, we have financed our operations primarily through private placements of preferred stock, our initial public offering, or IPO, equity offerings, bank and other debt and product revenue. We have not yet attained profitability and continue to incur operating losses. As of March 31, 2019, we have an accumulated deficit of $483.2 million.

On January 6, 2017, we entered into a senior secured loan and security agreement, or the 2017 Secured Loan Agreement with Oxford Finance LLC, or Oxford. Through the Secured Loan Agreement with Oxford, the Company accessed $15 million of borrowings on January 6, 2017 and a second $15 million of borrowings on June 30, 2017. On December 13, 2018, we pre-paid $15 million principal amount of the $30 million outstanding principal amount using short-term investment maturities and cash and cash equivalents. New minimum revenue milestones, based on product revenue projections, are to be established prior to the start of 2020 and prior to the start of each fiscal year thereafter by the mutual agreement of Oxford and us. If the we are not able to agree with Oxford on new minimum revenue milestones for 2020 or a fiscal year thereafter, we will be required to refinance the 2017 Secured Loan Agreement by March 31, 2020 or that next fiscal year, and if we fail to do so, we may default under the 2017 Secured Loan Agreement. In such an event, we would be required to notify Oxford of such default and Oxford would be permitted to exercise remedies against us and our assets in respect of such event of default, including taking control of our cash and commencing foreclosure proceedings on our other assets.

The initial principal payment on the 2017 Secured Loan Agreement is due on February 1, 2020. We intend to refinance the 2017 Secured Loan Agreement before the interest only period ends and the principal repayments begin in January 2020. We may not be able to refinance or obtain additional financing on terms favorable to us, or at all. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders or involve negative covenants that restrict our ability to take specific actions, such as incurring additional debt or making capital expenditures. If we are unable to refinance the 2017 Secured Loan Agreement before the interest only period ends or shortly thereafter, then we will be required to make principal repayments beginning in January 2020 which will require us to raise additional capital through the sale of equity and the ownership interest of our stockholders will be diluted. For further information regarding this facility, see Note K—Debt and Notes Payable in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017, or the "Shelf Registration Statement". The Shelf Registration Statement allows us to sell from time-to-time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we may issue and sell up to $50 million of our common stock and entered into the Distribution Agreement with Canaccord Genuity, pursuant to which Canaccord has agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. We are not obligated to sell any number of shares under the Distribution Agreement. As of March 31, 2019, we have sold 785,280 shares under the Distribution Agreement resulting in net proceeds of $1.5 million.

On December 17, 2018, we entered into a stock purchase agreement, or the "Stock Purchase Agreement", with Lincoln Park Capital, or "LPC". Upon entering into the Stock Purchase Agreement, we sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, we issued 354,430 shares to LPC.  We have the right at our sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. We will control the timing of any sales to LPC and LPC will be obligated to make purchases of our common stock upon receipt of requests from us in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase the up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of our shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of our common stock pursuant to receipt of a request from us on any business day on which the last closing trade price of our common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share.  No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of our common stock.  The Stock Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty.

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

We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, including the successful full commercial launch of the Conformis Hip System, potential future capital raises through the issuance of equity or other securities, debt financings, and revenues that we may generate in connection with licensing our intellectual property. Additionally, in order for us to meet our operating plan, gross margin improvements and operating expense reductions will be necessary to reduce cash used in operations. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

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

At March 31, 2019, we had cash and cash equivalents of $18.6 million and $0.5 million in restricted cash allocated to lease deposits. Based on our current operating plan, we expect that our existing cash and cash equivalents as of March 31, 2019, anticipated revenue from operations, and the ability to issue equity to LPC will enable us to fund our operating expenses and capital expenditure requirements and pay our debt service as it becomes due for at least the next 12 months from the date of filing. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenue, the reduction in operating expenses in 2019, and we could use our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(4,238)	$(8,000)	$3,762	47%
Investing activities	6,493	6,351	142	2
Financing activities	—	21,324	(21,324)	(100)
Effect of exchange rate on cash	(19)	55	(74)	(135)
Total	$2,236	$19,730	$(17,494)	(89)%

Net cash (used in) provided by operating activities.    Net cash used in operating activities was $4.2 million for the three months ended March 31, 2019 and $8.0 million for the three months ended March 31, 2018, a decrease of $3.8 million. These amounts primarily reflect net loss of $7.6 million for the three months ended March 31, 2019 and $12.0 million for the three months ended March 31, 2018. The net cash used in operating activities for the three months ended March 31, 2019 was affected by charges, including an increase from inventory of $1.0 million, an increase from accounts payable and accrued liabilities of $0.5 million, and an increase from other long term liabilities of $0.3 million, an increase from prepaid expenses of $0.1 million, an increase from accounts receivable of $1.1 million, partially offset by a decrease from stock compensation expense of $0.3 million, a decrease in unrealized foreign exchange gain/loss of $1.6 million and a decrease of $0.3 million due to non-cash lease expense.

Net cash provided by investing activities.    Net cash provided by investing activities was $6.5 million for the three months ended March 31, 2019, and for the three months ended March 31, 2018 net cash used by investing activities was $6.4 million, a change of $0.1 million. These amounts primarily reflect a decrease in cash used to purchase investments of $3.2 million, a decrease in cash provided from matured investments of $3.6 million, and a decrease in costs related to the acquisition of property, plant, and equipment of $0.5 million.

Net cash provided by financing activities.    There was no net cash provided by financing activities for the three months ended March 31, 2019 and $21.3 million for the three months ended March 31, 2018, a decrease of $21.3 million. The decrease was due to proceeds from issuance of common stock of $21.3 million in 2018.

Contractual obligations and commitments

There have not been any material changes to our contractual obligations and commitments as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2018.

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

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 3.4% to 5.8%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board revenue share agreements of $0.7 million during the three months ended March 31, 2019, representing 3.5% of product revenue, and $0.9 million during the three months ended March 31, 2018, representing 4.7% of product revenue. Revenue share expense is included in research and development. For further information, see “Note J—Commitments and Contingencies ” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Segment information
We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and significant judgments and use of estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The accounting estimates that require our most significant estimates include revenue recognition, accounts receivable valuation, inventory valuations, intangible valuation, purchase accounting, impairment assessments, equity instruments, stock compensation, income tax reserves and related allowances, the lives of property and equipment, and valuation of right-of-use lease assets and liabilities. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and significant judgments and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018, with the exception of the critical accounting policy related to valuation methodology for goodwill impairment assessment. We updated our critical accounting policy to determine of the reporting unit using the combination of the market and income approaches which is more fully described in Note B to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Recent accounting pronouncements
Information with respect to recent accounting developments is provided in Note B to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where we sell our products.

ITEM 1A. RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. The following description of risk factors consists of updates to the risk factors previously disclosed in Part 1, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”). For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in our Form 10-K. There have been no material changes to our risk factors as previously disclosed in our Form 10-K. Risk factors and other information included in our Form 10-Q should be carefully considered. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 26 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

 Date: 5/3/2019

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer

 Date: 5/3/2019

CONFORMIS, INC.
By:	/s/ Paul Weiner
Paul Weiner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)