Form 10-Q
period 2019-06-30
Conformis Inc
filed 2019-08-02
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, there were 68,678,580 shares of Common Stock, $0.00001 par value per share, outstanding.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$20,659	$16,380
Investments	—	7,245
Accounts receivable, net	11,249	13,244
Royalty receivable	168	145
Inventories	10,638	9,534
Prepaid expenses and other current assets	1,531	1,408
Total current assets	44,245	47,956
Property and equipment, net	13,649	14,439
Operating lease right-of-use assets	6,415	—
Other Assets
Restricted cash	462	462
Intangible assets, net	49	109
Other long-term assets	218	17
Total assets	$65,038	$62,983

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,182	$3,445
Accrued expenses	7,100	7,930
Operating lease liabilities	1,440	—
Total current liabilities	12,722	11,375
Other long-term liabilities	—	616
Long-term debt, less debt issuance costs	19,323	14,792
Operating lease liabilities	5,692	—
Total liabilities	37,737	26,783
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at June 30, 2019 and December 31, 2018; 68,689,192 and 65,290,879 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	518,563	513,336
Accumulated deficit	(490,011)	(475,667)
Accumulated other comprehensive loss	(1,252)	(1,470)
Total stockholders’ equity	27,301	36,200
Total liabilities and stockholders’ equity	$65,038	$62,983
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Product	$19,337	$18,908	$39,806	$38,391
Royalty	256	192	431	365
Total revenue	19,593	19,100	40,237	38,756
Cost of revenue	9,971	9,989	20,784	20,858
Gross profit	9,622	9,111	19,453	17,898

Operating expenses
Sales and marketing	6,897	9,809	15,078	20,220
Research and development	3,328	4,850	6,240	9,544
General and administrative	5,289	5,802	10,618	11,942
Total operating expenses	15,514	20,461	31,936	41,706
Loss from operations	(5,892)	(11,350)	(12,483)	(23,808)

Other income and expenses
Interest income	91	171	198	311
Interest expense	(1,337)	(766)	(1,790)	(1,501)
Foreign currency exchange transaction (loss) income	398	(2,098)	(255)	(1,013)
Total other (expenses) income, net	(848)	(2,693)	(1,847)	(2,203)
Loss before income taxes	(6,740)	(14,043)	(14,330)	(26,011)
Income tax provision	23	14	14	47

Net loss	$(6,763)	$(14,057)	$(14,344)	$(26,058)

Net loss per share
Basic and diluted	$(0.11)	$(0.24)	$(0.23)	$(0.46)
Weighted average common shares outstanding
Basic and diluted	63,333,737	59,763,259	63,092,874	57,208,114

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(6,763)	$(14,057)	$(14,344)	$(26,058)
Other comprehensive income (loss)
Foreign currency translation adjustments	(402)	1,885	218	946
Change in unrealized gain (loss) on available-for-sale securities, net of tax	—	21	—	28
Comprehensive loss	$(7,165)	$(12,151)	$(14,126)	$(25,084)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value				Total
Balance, March 31, 2019	67,880,664	$1	$514,484	$(483,248)	$(850)	$30,387
Issuance of common stock—option exercise	34,669	—	121			121
Issuance of common stock—restricted stock	(1,335)	—	—			—
Issuance of common stock—Innovatus	775,194	—	3,000			3,000
Compensation expense related to issued stock options and restricted stock awards			958			958
Net loss				(6,763)		(6,763)
Other comprehensive income					(402)	(402)
Balance, June 30, 2019	68,689,192	$1	$518,563	$(490,011)	$(1,252)	$27,301

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value				Total
Balance, December 31, 2018	65,290,879	$1	$513,336	$(475,667)	$(1,470)	$36,200
Issuance of common stock—option exercise	34,669	—	121			121
Issuance of common stock—restricted stock	2,588,450	—	—			—
Issuance of common stock—Innovatus	775,194	—	3,000			3,000
Compensation expense related to issued stock options and restricted stock awards			2,106			2,106
Net loss				(14,344)		(14,344)
Other comprehensive income					218	218
Balance, June 30, 2019	68,689,192	$1	$518,563	$(490,011)	$(1,252)	$27,301

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value				Total
Balance, March 31, 2018	60,838,526	$1	$508,767	$(444,303)	$(4,168)	$60,297
Issuance of common stock—option exercise	80,000	—	112			112
Issuance of common stock—restricted stock	2,195,104	—	—			—
Compensation expense related to issued stock options and restricted stock awards			911			911
Net loss				(14,057)		(14,057)
Other comprehensive loss					1,906	1,906
Balance, June 30, 2018	63,113,630	$1	$509,790	$(458,360)	$(2,262)	$49,169

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value				Total
Balance, December 31, 2017	45,528,519	$—	$486,570	$(436,821)	$(3,236)	$46,513
Issuance of common stock—option exercise	80,000	—	112			112
Issuance of common stock—restricted stock	2,171,778	—	—			—
Issuance of common stock—2018 offering	15,333,333	1	21,324			21,325
Compensation expense related to issued stock options and restricted stock awards			1,784			1,784
Cumulative-effect adjustment from adoption of ASC 606				4,519		4,519
Net loss				(26,058)		(26,058)
Other comprehensive loss					974	974
Balance, June 30, 2018	63,113,630	$1	$509,790	$(458,360)	$(2,262)	$49,169

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,344)	$(26,058)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	2,136	1,953
Stock-based compensation expense	2,106	1,784
Unrealized foreign exchange (gain)/loss, net	229	1,085
Non-cash lease expense	584	—
Provision for bad debts on trade receivables	(19)	(22)
Disposal of long term-assets	—	(2)
Loss on extinguishment of debt	1,085	—
Non-cash interest expense	217	55
Amortization/accretion on investments	(4)	51
Deferred tax	—	(17)
Changes in operating assets and liabilities:
Accounts receivable	2,013	1,207
Royalty receivable	(23)	—
Inventories	(1,104)	124
Prepaid expenses and other assets	(324)	207
Accounts payable, accrued expenses and other liabilities	(564)	2,054
Net cash used in operating activities	(8,012)	(17,579)

Cash flows from investing activities:
Acquisition of property and equipment	(1,298)	(2,342)
Purchase of investments	—	(14,196)
Maturity of investments	7,250	23,595
Net cash provided in investing activities	5,952	7,057

Cash flows from financing activities:
Proceeds from exercise of common stock options	121	112
Debt issuance costs	(685)	—
Loss on extinguishment of debt	(1,085)	—
Proceeds from issuance of debt	20,000	—
Payments on long-term debt	(15,000)	—
Net proceeds from issuance of common stock	3,000	21,324
Net cash provided by financing activities	6,351	21,436
Foreign exchange effect on cash and cash equivalents	(12)	(140)
Increase in cash and cash equivalents	4,279	10,774
Cash and cash equivalents, beginning of period	16,380	18,348
Cash and cash equivalents, end of period	$20,659	$29,122

Supplemental information:
Cash paid for interest	1,425	1,234
Non cash investing and financing activities:
Operating leases right-of-use assets obtained in exchange for lease obligations	6,988	—

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

These consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, bank debt and convertible debt financings, equity financings, equipment purchase loans, and product revenue beginning in 2007. The Company has not yet attained profitability and continues to incur operating losses and negative operating cash flows, which adversely impacts the Company's ability to continue as a going concern. At June 30, 2019, the Company had an accumulated deficit of $490.0 million and cash and cash equivalents of $20.7 million, and $0.5 million in restricted cash allocated to lease deposits.

In January 2017, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allows the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On May 10, 2017, the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”), for the sale and issuance of up to $50 million of its common stock and entered into a Distribution Agreement (“Distribution Agreement”) with Canaccord Genuity Inc. ("Canaccord") pursuant to which Canaccord agreed to sell shares of the Company's common stock from time to time, as our agent, in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. The Company is not obligated to sell any shares under the Distribution Agreement. As of June 30, 2019, the Company has sold 785,280 shares under the Distribution Agreement resulting in net proceeds of $1.5 million.

On June 25, 2019, the Company entered into a Loan and Security Agreement (the "2019 Secured Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and lender, East West Bank and the other lenders party thereto from time to time (collectively, the "Lenders"), pursuant to which the Lenders agreed to make term loans and revolving credit facility to the Company to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million. The Company used the proceeds from the debt financings to pay off its senior secured loan and security agreement (the "2017 Secured Loan Agreement") with Oxford Finance LLC ("Oxford"). In addition, Innovatus purchased approximately $3 million of the Company's common stock at the previous day's closing price. For further information regarding the 2017 Secured Loan Agreement and the 2019 Secured Loan Agreement, see “Note K—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

The Company may need to engage in additional equity or debt financings to secure additional funds. The Company may not be able to obtain additional financing on terms favorable to it, or at all. To the extent that the Company raises additional capital through the future sale of equity or debt, the ownership interests of its existing stockholders will be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of the Company's existing common stockholders or involve negative covenants that restrict the Company's ability to take specific actions, such as incurring additional debt or making capital expenditures.

The Company anticipates that its principal sources of funds in the future will be revenue generated from the sale of its products, including the successful full commercial launch of the Conformis Hip System, potential future capital raises through the issuance of equity or other securities, potential debt financings including accessing the revolving credit facility, and revenue that may be generated in connection with licensing its intellectual property. Additionally, in order for the Company to meet our operating plan, gross margin improvements and operating expense reductions will be necessary to reduce cash used in operations. When the Company needs additional equity or debt financing proceeds to fund its operations, whether within the next 12 months or later, the Company may not be able to obtain additional financing on terms favorable to the Company, or at all.

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

Unaudited Interim Financial Information

The accompanying Interim Consolidated Financial Statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2019, results of operations for and stockholders' equity for the three and six months ended June 30, 2019 and 2018, and comprehensive loss, and cash flows for the six months ended June 30, 2019 and 2018. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

The Company's financial results are affected by the selection and application of accounting policies and methods. Except for the adoption of ASU No. 2016-02 "Leases" ("Topic 842" or "ASC 842") described below in "Leases", there were no material changes in the six months ended June 30, 2019 to the application of significant accounting policies and estimates as described in our audited consolidated financial statements for the year ended December 31, 2018.

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

For the three and six months ended June 30, 2019 and 2018, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of the total gross receivable balance as of June 30, 2019 or December 31, 2018.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc. ("ImaTx"), ConforMIS Europe GmbH, ConforMIS UK Limited, ConforMIS Hong Kong Limited, and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. The Company’s cash equivalents consist of demand deposits, money market funds, and repurchase agreements on deposit with certain financial institutions, in addition to cash deposits in excess of federally insured limits. Demand deposits are carried at cost which approximates their fair value. Money market funds are carried at fair value based upon level 1 inputs. Repurchase agreements are valued using level 2 inputs. See “Note C-Fair Value Measurements” below. The associated risk of concentration is mitigated by banking with credit worthy financial institutions. The Company had $0.9 million as of June 30, 2019 and $1.1 million as of December 31, 2018 held in foreign bank accounts that are not federally insured. In addition, the Company has recorded restricted cash of $0.5 million as of June 30, 2019 and December 31, 2018. Restricted cash consisted of security provided for lease obligations. Innovatus has a security interest in the Company's cash accounts held at multiple institutions for the ratable benefit of the Lenders.

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

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three and six months ended June 30, 2019, the Company recognized provisions in cost of revenue of $0.8 million and $1.3 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue. During the three and six months ended June 30, 2018, the Company recognized $0.4 million and $0.9 million, respectively, in cost of revenue for estimated unused product.

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

Intangibles and other long-lived assets
     Intangible assets consist of developed technology and a favorable lease asset from the Company's acquisition of Broad Peak Manufacturing LLC in August 2017. Intangible assets are carried at cost less accumulated amortization. The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets. Furthermore, periodically the Company assesses whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. During the three and six months ended June 30, 2019 and 2018, no such impairment charges were recognized.

Leases

The Company adopted ASU No. 2016-02-Leases ("Topic 842" or "ASC 842"), as of January 1, 2019, in accordance with ASU No. 2018-11-Leases (Topic 842) ("ASU 2018-11"), issued by the FASB in July 2018. ASU 2018-11 allows an entity to elect not to recast its comparative periods in the period of adoption when transitioning to ASC 842 (the “Comparatives Under 840 Option”). Effectively, an entity would be permitted to change its date of initial application to the beginning of the period of adoption of ASC 842. In doing so, the entity would apply ASC 840 in the comparative periods and provide the disclosures required by ASC 840 for all periods that continue to be presented in accordance with ASC 840. Further, the entity would recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of the effective date. Under the Comparatives Under 840 Option, this date would represent the date of initial application. The Company is not required to restate comparative periods for the effects of applying ASC 842, provide the disclosures required by ASC 842 for the comparative periods, nor change how the transition requirements apply, only when the transition requirements apply. The Company elected to report results for periods after January 1, 2019 under ASC 842 and prior period amounts are reported in accordance with ASC 840.

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

 Revenue Recognition

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2019. Payment is typically due between 30 - 60 days from invoice.

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

The following table summarizes activity for rebate allowance reserve (in thousands):

	June 30, 2019	December 31, 2018
Beginning Balance	$96	$119
Provision related to current period sales	70	129
Adjustment related to prior period sales	12	40
Payments or credits issued to customer	(45)	(192)
Ending Balance	$133	$96

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g. when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.4 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and was $1.0 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.1 million for the three months ended June 30, 2019 and 2018, and $0.2 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

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

Comprehensive loss
     At June 30, 2019 and December 31, 2018, accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized gain and loss of available-for-sale securities, net of tax. The following table summarizes accumulated beginning and ending balances for each item in Accumulated other comprehensive income (loss) (in thousands):

	Foreign currency translation adjustments	Change in unrealized gain (loss) on available-for-sale securities, net of tax	Accumulated other comprehensive income (loss)
Balance December 31, 2018	$(1,470)	$—	$(1,470)
Change in period	218	—	218
Balance June 30, 2019	$(1,252)	$—	$(1,252)

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

The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $23,000 and $14,000 for the three months ended June 30, 2019 and 2018, respectively and $14,000 and $47,000 for the six months ended June 30, 2019 and 2018, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2019 and 2018, a cumulative balance of $47,000 and $30,000 of interest and penalties had been accrued, respectively.

Medical device excise tax
     The Company has been subject to the Health Care and Education Reconciliation Act of 2010 (the “Act”), which imposes a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Under the Act, a taxable medical device is any device defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act, intended for humans, which includes an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which meets certain requirements. The Consolidated Appropriations Act of 2016 includes a two-year moratorium on the medical device excise tax, which moratorium suspended taxes on the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. On January 22, 2018, legislation was passed that suspends the medical device excise tax for sales in 2018 and 2019. The tax is not scheduled to take effect again until sales on or after January 1, 2020. It is unclear at this time if the suspension will be further extended, and we are currently subject to the tax after December 31, 2019. As such, the Company did not incur medical device excise tax expense during the six months ended June 30, 2019 and 2018.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Numerator:
Basic and diluted loss per share
Net loss	$(6,763)	$(14,057)	$(14,344)	$(26,058)
Denominator:
Basic and diluted weighted average shares	63,333,737	59,763,259	63,092,874	57,208,114
Loss per share attributable to Conformis, Inc. stockholders:
Basic and diluted	$(0.11)	$(0.24)	$(0.23)	$(0.46)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options and restricted stock awards	3,641,319	50,158	3,411,545	110,009

Recent accounting pronouncements
In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." This ASU clarifies and answers questions related to ASU No. 2018-13 and ASU No. 2016-13 and has the same effective dates of the respective pronouncements described below.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract". Under the new guidance, implementation costs should be evaluated for capitalization using the same approach as implementation costs associated with internal-use software and should be expensed over the term of the hosting arrangement, including any reasonably certain renewal periods. This ASU is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. Prospective adoption for eligible costs incurred on or after the date of adoption or retrospective adoption are permitted. The Company does not expect the adoption of ASU No. 2018-15 will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". This ASU modifies disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods. Early adoption is permitted for any eliminated or modified disclosures. The Company does not expect the adoption of ASU No. 2018-13 will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Credit Losses (Topic 326)." ASU No. 2016-13 requires that financial assets measured at amortized cost, such as trade receivables, be represented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU No. 2019-13, "Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief", which allows for a transition election on certain instruments. The guidance is effective beginning January 1, 2020. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

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

The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents
Cash	$9,941	$—	$—	$9,941	$9,941
Level 1 securities:
Money market funds	10,718	—	—	10,718	10,718
Total	$20,659	$—	$—	$20,659	$20,659

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash	$9,837	$—	$—	$9,837	$9,837	$—
Level 1 securities:
Money market funds	1,046	—	—	1,046	1,046	—
U.S. treasury bonds	10,494	—	—	10,494	5,497	4,997
Level 2 securities:
Corporate bonds	1,249	—	—	1,249	—	1,249
Commercial Paper	999	—	—	999	—	999
Total	$23,625	$—	$—	$23,625	$16,380	$7,245
(1) Contractual maturity due within one year.

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Total receivables	$11,608	$13,634
Allowance for doubtful accounts and returns	(359)	(390)
Accounts receivable, net	$11,249	$13,244

Accounts receivable included unbilled receivable of $1.5 million and $2.2 million at June 30, 2019 and December 31, 2018, respectively. Write-offs related to accounts receivable were approximately $32,000 and $39,000 for the three months ended June 30, 2019 and 2018, respectively, and $32,000 and $65,000 for the six months ended June 30, 2019 and 2018, respectively.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	June 30, 2019	December 31, 2018
Beginning balance	(390)	(635)
Provision for bad debts on trade receivables	19	72
Other allowances	(20)	58
Accounts receivable write offs	32	115
Ending balance	$(359)	$(390)

Note E—Inventories

Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw Material	$4,849	$4,498
Work in process	1,263	1,518
Finished goods	4,526	3,518
Total Inventories	$10,638	$9,534

Note F—Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	June 30, 2019	December 31, 2018
Equipment	5-7	18,824	18,602
Furniture and fixtures	5-7	954	954
Computer and software	3	8,919	8,783
Leasehold improvements	3-7	1,977	1,978
Reusable instruments	5	2,453	1,573
Total property and equipment		33,127	31,890
Accumulated depreciation		(19,478)	(17,451)
Property and equipment, net		13,649	14,439

Depreciation expense related to property and equipment was $1.0 million for the three months ended June 30, 2019 and 2018, and $2.1 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively.

Note G—Intangible Assets

The components of intangible assets consisted of the following (in thousands):

	Estimated Useful Life (Years)	June 30, 2019	December 31, 2018

Developed technology	10	$979	$979
Accumulated amortization		(930)	(881)
Developed technology, net		49	98

Acquired favorable lease	5	—	15
Accumulated amortization		—	(4)
Acquired favorable lease, net		—	11

Intangible assets, net		$49	$109

The Company recognized amortization expense of $24,000 for the three months ended June 30, 2019, and 2018 and $49,000 for the six months ended June 30, 2019, and 2018. The weighted-average remaining life of total amortizable intangible assets is less than one year for the developed technology and license agreements and favorable lease asset.

Note H—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued employee compensation	$2,506	$3,138
Deferred rent	—	132
Accrued legal expense	714	215
Accrued consulting expense	21	84
Accrued vendor charges	1,430	1,441
Accrued revenue share expense	850	1,134
Accrued clinical trial expense	438	549
Accrued other	1,141	1,237
	$7,100	$7,930

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

As of June 30, 2019 the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rent expense	$383	$378	$765	$756
Variable lease cost (1)	100	—	203	—
	$483	$378	$968	$756
(1) Variable operating lease expenses consist primarily common area maintenance and real estate taxes of for the three and six months ended June 30, 2019.

Deferred rent was $0.7 million as of December 31, 2018.  Deferred rent is included in accrued expenses and other long-term liabilities.

As of June 30, 2019, the remaining weighted-average lease term of the operating leases was 5.5 years and the weighted-average discount rate was 6.0%.

The future minimum rental payments under these agreements as of June 30, 2019 were as follows (in thousands):

Year	Minimum Lease Payments
2019 remainder of year	$793
2020	1,615
2021	1,633
2022	1,399
2023	1,053
After 2023	1,885
Total lease payments	$8,378
Present value adjustment	(1,246)
Present value of lease liabilities	$7,132

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

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $0.7 million during the three months ended June 30, 2019, representing 3.5% of product revenue and $0.6 million during the six months ended June 30, 2019, representing 1.5% of product revenue, $0.9 million during the six months ended June 30, 2018, representing 4.7% of product revenue, and $1.8 million during the six months ended June 30, 2018, representing 4.7% of product revenue. Revenue share expense is included in research and development.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at June 30, 2019 or December 31, 2018.

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

Note K—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Oxford Finance, LLC, Term A Loan	$—	$7,500
Oxford Finance, LLC, Term B Loan	—	7,500
Innovatus, Term Loan	20,000	—
Term Loan principal	20,000	15,000
Innovatus, Term Loan accrued payment-in-kind interest	8	—
Less unamortized debt issuance costs	(685)	(208)
Long-term debt, less debt issuance costs	$19,323	$14,792

Principal payments, including the Term Loan Basic Interest Rate in-kind (described below), due as of June 30, 2019 consisted of the following (in thousands):

Principal Payment
2019 (remainder of the year)	$—
2020	—
2021	—
2022	—
2023	8,986
2024	12,580
Total	$21,566

2017 Secured Loan Agreement

On January 6, 2017, the Company entered into the 2017 Secured Loan Agreement with Oxford. Through the 2017 Secured Loan Agreement, the Company accessed $15 million under Term Loan A at closing and an additional $15 million of borrowings under Term Loan B on June 30, 2017. On December 13, 2018, the Company entered into a fifth amendment (the "Fifth Amendment") to the 2017 Secured Loan Agreement, with Oxford, and pursuant to the Fifth Amendment, the Company pre-paid $15 million aggregate principal amount of the $30 million outstanding principal amount, as a pro rata portion of the Term A Loan and Term B Loan, together with accrued and unpaid interest thereon and a pro rata prepayment fee and final payment. Under the Fifth Amendment, the Company's cash collateral requirement was reduced to $5 million. On June 25, 2019, the Company elected to prepay the remainder of the Oxford term loan outstanding (along with accrued interest and applicable final payment and prepayment fee) using the proceeds from the 2019 Secured Loan Agreement. The prepayment of the debt was accounted for as a debt extinguishment and the Company incurred a loss on the extinguishment recognized in Interest expense of $1.1 million.

The term loans under the 2017 Secured Loan Agreement bore interest at a floating annual rate calculated at the greater of 30 day LIBOR or 0.53%, plus 6.47%. The Company was required to make monthly interest-only payments in arrears commencing on the second payment date following the funding date of each term loan, and continuing on the payment date of each successive month thereafter through and including the payment date immediately preceding the amortization date of February 1, 2020.  Commencing on the amortization date, and continuing on the payment date of each month thereafter, the Company was required to make consecutive equal monthly payments of principal of each term loan, together with accrued interest, in arrears, to Oxford.  All unpaid principal, accrued and unpaid interest with respect to each term loan, and a final payment in the amount of 5.0% of the amount of loans advanced, was due and payable in full on the term loan maturity date.  The 2017 Secured Loan Agreement had a term of five years and would have matured on January 1, 2022.

2019 Secured Loan Agreement

On June 25, 2019, the Company entered into the 2019 Secured Loan Agreement with Innovatus, as collateral agent and lender, East West Bank and the Lenders, pursuant to which the Lenders agreed to make term loans and revolving credit facility to the Company to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million.

The term loan facility established under the 2019 Secured Loan Agreement is secured by substantially all of the Company's and its U.S. subsidiaries' properties, rights and assets.

The 2019 Secured Loan Agreement includes a trailing six months revenue test, a liquidity covenant and an additional liquidity covenant that is applicable if there are borrowings under the revolving credit facility. The 2019 Secured Loan Agreement also includes customary representations, affirmative and negative covenants. Additionally, the 2019 Secured Loan Agreement includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Innovatus, as collateral agent, with the right to accelerate all obligations under the 2019 Secured Loan Agreement and to exercise remedies against the Company and the collateral securing the credit facility, including foreclosure against assets securing the credit facilities, including the Company's cash.  These events of default include, among other things, the Company’s failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, one or more judgments against the Company in an amount greater than $500,000, changes with respect to governmental approvals and FDA actions.

As of June 30, 2019, the Company was not in breach of covenants under the 2019 Secured Loan Agreement.

Term Loan - Innovatus

The term loan under the 2019 Secured Loan Agreement bears interest at a floating annual rate calculated at the greater of the variable rate of interest as most recently announced by East West Bank as prime or 5.50%, plus 3.75% ("Term Loan Basic Interest Rate"), bearing an effective interest rate of 9.25% at June 30, 2019. The Company is required to make interest only payments in arrears on the term loan for four years; provided that the Company has elected to pay 2.50% per annum as such Term Loan Basic Interest Rate in-kind by adding an amount equal to 2.50% per annum of the outstanding principal amount to the then outstanding principal balance on a monthly basis until the third anniversary of the 2019 Secured Loan Agreement. Commencing July 1, 2023, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of the term loan, together with accrued interest, in arrears, to the Lenders.  All unpaid principal, accrued and unpaid interest with respect to the term loan, and a final fee in the amount of 5.0% of the term loan commitment, is due and payable in full on the term loan maturity date on June 1, 2024.

At the Company’s option, the Company may prepay all, but not less than all, of the term loans advanced by the Lenders under the term loan facility after the first year, subject to a prepayment fee and an amount equal to the sum of all outstanding principal of the term loans plus accrued and unpaid interest thereon through the prepayment date, a final fee, plus all other amounts that are due and payable, including the Lenders' expenses and interest at the default rate with respect to any past due amounts.

Revolving Credit Facility - East West Bank

Under the 2019 Secured Loan Agreement, East West Bank will make loans of up to $10 million from time to time outstanding, subject to availability based on a borrowing base equal to (i) 85.00% of eligible accounts, subject to a maximum of 2.50% dilution based upon collections, minus (ii) the Company’s foreign accounts receivable credit insurance’s outstanding co-payment and minimum annual deductible (that has not been used at the applicable time). Advances under the revolving credit facility bear interest at a rate of 0.50% above the greater of East West Bank’s prime rate or 5.50%. Interest on the revolving advances is payable monthly in arrears. The revolving credit facility terminates and the principal and all amounts are due in full on June 25, 2024, provided that if an optional or mandatory prepayment (other than regularly scheduled payments) is made under the term loan, the Company must satisfy in full the obligations under the revolving credit line. The revolving credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce the borrowings outstanding under the revolving credit facility.

There were no amounts outstanding under the revolving credit facility at June 30, 2019.

Note L—Stockholders’ Equity

Common stock

Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

In conjunction with the 2019 Secured Loan Agreement, on June 25, 2019, the Company entered into an investment agreement (the "Investment Agreement"), with Innovatus, Innovatus Life Science Offshore Fund I, LP and Innovatus Life Sciences Offshore Fund I-A, LP (collectively, the "Innovatus Investors"), pursuant to with the Company agreed to issue and sell to the Innovatus Investors an aggregate of 775,194 shares of the Company's common stock, par value $0.00001 per share (the "Shares"), in a private placement (the "Private Placement"). The Investors paid $3.87 per Share. The Private Placement closed on June 25, 2019. The Company received aggregate gross proceeds from the Private Placement of approximately $3.0 million, before deducting expenses associated with the transaction. The Company has granted the Investors specified indemnification rights with respect to its representations, warranties, covenants and agreements under the Investment Agreement.

 Preferred stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at June 30, 2019 and December 31, 2018.

Demand registration rights

In conjunction with the IPO, the Company entered into an Amended and Restated Information and Registration Rights Agreement effective June 29, 2015 (the “Registration Rights Agreement”), which provided, among other things, registration rights to certain investors that had held the Company's preferred stock prior to the IPO. Subject to specified limitations set forth in a registration rights agreement, at any time, the holders of at least 25% of the then outstanding registrable shares may at any time demand in writing that the Company register all or a portion of the registrable shares under the Securities Act on a Form other than Form S-3 for an offering of at least 20% of the then outstanding registrable shares or a lesser percentage of the then outstanding registrable shares provided that it is reasonably anticipated that the aggregate offering price would exceed $20 million. The Company is not obligated to file a registration statement pursuant to these rights on more than two occasions. Additionally, after such time as the Company became eligible to use Form S-3, subject to specified limitations set forth in the registration rights agreement, the holders of at least 25% of the then outstanding registrable shares became able to at any time demand in writing that the Company register all or a portion of the registrable shares under the Securities Act on Form S-3 for an offering of at least 25% of the then outstanding registrable shares having an anticipated aggregate offering price to the public, net of selling expenses, of at least $5 million (a “Resale Registration Statement”). The Company is not obligated to effect a registration pursuant to a Resale Registration Statement on more than one occasion. Under the Registration Rights Agreement, the registration rights expire on July 7, 2019.

In conjunction with the Private Placement, on June 25, 2019, the Company entered into a registration rights agreement (the "2019 Registration Rights Agreement"), with the Innovatus Investors, pursuant to which the Company agreed to register for resale the Shares held by the Investors under certain circumstances. Under the Registration Rights Agreement, in the event that the Company receives a written request from the Innovatus Investors that the Company file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of all of the Shares, the Company shall promptly but no later than 120 days after the date of such request prepare and file with the SEC such registration statement. The Innovatus Investors have agreed to use best efforts not to make such a request, including by effecting any planned sales of Shares under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). The Company has agreed to use commercially reasonable efforts to cause such registration statement to become effective and to keep such registration statement effective until the date the Shares covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction. The Company has agreed to be responsible for all fees and expenses incurred in connection with the registration of the Shares. The Company has granted the Innovatus Investors customary indemnification rights in connection with the registration statement. The Innovatus Investors have also granted the Company customary indemnification rights in connection with the registration statement.

Warrants

The Company also issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No warrants were issued in the three and six months ended June 30, 2019. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets. All warrants were exercisable immediately upon issuance.

Common stock warrants

The Company also issued warrants to certain investors and consultants to purchase shares of common stock.  Warrants to purchase 28,926 shares of common stock were outstanding as of June 30, 2019 and December 31, 2018. Outstanding warrants are currently exercisable with varying exercise expiration dates from 2020 through 2024. At June 30, 2019 and December 31, 2018, the weighted average warrant exercise price per share for common stock underlying warrants and the weighted average contractual life was as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2018	28,926	$9.80	4.66	28,926	$9.80
Outstanding June 30, 2019	28,926	$9.80	4.16	28,926	$9.80

Stock option plans

As of June 30, 2019, 1,731,823 shares of common stock were available for future issuance under the 2015 Stock Incentive Plan ("2015 Plan"). The 2015 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of our common stock, (b) 3% of the number of share of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board. Effective January 1, 2019, an additional 1,958,726 shares of our common stock were added to the 2015 Plan under the terms of this provision.

On April 29, 2019, the stockholders approved the Conformis, Inc. 2019 Sales Team Performance-Based Equity Incentive Plan ("2019 Sales Team Plan") for up to 3,000,000 shares of common stock available to grant to certain sales representatives or independent sales agents. The 2019 Sales Team Plan provides for the grant of performance-based equity, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Shares covered by awards under the 2019 Sales Team Plan that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited in whole or in part (including as the result of shares subject to such award being repurchased by us at the original issuance price pursuant to a contractual repurchase right) or that result in any shares not being issued, will again be available for the grant of awards under the 2019 Sales Team Plan. Equity granted under the 2019 Sales Team Plan will expire ten years from the date of grant.

As of June 30, 2019, no shares of common stock were issued or outstanding under the 2019 Sales Team Plan.

Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2018	2,876,199	$6.57
Exercised	(34,669)	3.50	$21
Expired	(774,372)	7.33
Cancelled/Forfeited	(14,347)	2.82
Outstanding June 30, 2019	2,052,811	$6.36	$496
Total vested and exercisable	1,647,614	$6.77	$155

The total fair value of stock options that vested during the three and six months ended June 30, 2019 was $0.1 million and $0.3 million, respectively. The weighted average remaining contractual term for the total stock options outstanding was 5.19 years as of June 30, 2019. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.49 years as of June 30, 2019.

Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2018	2,473,372	$2.45
Granted	2,938,663	0.59
Vested	(728,140)	2.54
Forfeited	(350,213)	1.32
Unvested June 30, 2019	4,333,682	$1.27

The total fair value of restricted common stock awards that vested during the three and six months ended June 30, 2019 was $1.5 million and $1.9 million, respectively.

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

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	N/A	2.75%	N/A	2.75%-2.90%
Expected term (in years)	N/A	6.25	N/A	6.25
Dividend yield	N/A	—%	N/A	—%
Expected volatility	N/A	52.81%	N/A	52.81%-56.44%

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
Stock-based compensation expense was $1.0 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $2.1 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.  Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$133	$47	$299	$85
Sales and marketing	49	157	130	282
Research and development	201	274	458	564
General and administrative	575	434	1,219	853
	$958	$912	$2,106	$1,784

As of June 30, 2019, the Company had $0.9 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 1.99 years. As of June 30, 2019, the Company had $4.0 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 2.02 years.

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

Geographic information consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue
United States	$17,194	$16,355	34,793	32,382
Germany	1,673	2,186	4,137	5,273
Rest of world	470	367	876	736
	$19,337	$18,908	39,806	38,391

	June 30, 2019	December 31, 2018
Property and equipment, net
United States	$13,587	$14,367
Germany	62	72
	$13,649	$14,439

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

Revenue

Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong, Malaysia, Monaco, Hungary, Spain, Australia, Oman, Italy, and the Netherlands. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into pricing agreements. The process of negotiating a pricing agreement can be lengthy and time-consuming, require extensive management time and may not be successful.

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

On-going royalty revenue is generated from our agreement with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, and was generated through December 31, 2017 with Wright Medical Group, Inc. and its wholly owned subsidiary Wright Medical Technology, Inc. Both agreements were entered into in April 2015.

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

We expect our gross margin from the sale of our products, which excludes royalty revenue, to expand over time to the extent we are successful in continuing to reduce our manufacturing costs per unit and increasing our manufacturing efficiency as sales volume increases. We believe that areas of opportunity to expand our gross margin in the future, if and as the volume of our product sales increases, include the following:

•	absorbing overhead costs across a larger volume of product sales;

•	obtaining more favorable pricing for the materials used in the manufacture of our products;

•	obtaining more favorable pricing of certain components of our products manufactured for us by third parties;

•	increasing the proportion of certain components of our products that we manufacture in-house, which we believe we can manufacture at a lower unit cost than vendors we currently use;

•	developing new versions of our software used in the design of our customized joint replacement implants, which we believe will reduce costs associated with the design process; and

•	continuing to transition our in-house CAD labor force to India, which we believe will reduce labor costs required to design our products.

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

Total other income (expenses), net

Total other income (expenses), net consists primarily of interest expense and amortization of debt discount associated with our term loans outstanding during the year, debt extinguishment loss, and gains (losses) from foreign currency transactions. The effect of exchange rates on our foreign currency-denominated asset and liability balances are recorded as foreign currency transaction adjustments in the consolidated statements of comprehensive loss.

Income tax provision

Income tax provision consists primarily of a provision for income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including net operating loss carryforwards and research and development credits and other tax credits.

Consolidated results of operations

Comparison of the three months ended June 30, 2019 and 2018

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2019		2018		2019 vs 2018
Three Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$19,337	99%	$18,908	99%	$429	2%
Royalty	256	1	192	1	64	33
Total revenue	19,593	100	19,100	100	493	3
Cost of revenue	9,971	51	9,989	52	(18)	—
Gross profit	9,622	49	9,111	48	511	6

Operating expenses:
Sales and marketing	$6,897	35%	$9,809	51%	$(2,912)	(30)%
Research and development	3,328	17	4,850	25	(1,522)	(31)
General and administrative	5,289	27	5,802	30	(513)	(9)
Total operating expenses	15,514	79	20,461	107	(4,947)	(24)
Loss from operations	(5,892)	(30)	(11,350)	(59)	5,458	48
Total other income (expenses), net	(848)	(4)	(2,693)	(14)	1,845	69
Loss before income taxes	(6,740)	(34)	(14,043)	(74)	7,303	52
Income tax provision	23	—	14	—	9	64
Net loss	$(6,763)	(35)%	$(14,057)	(74)%	$7,294	52%

Product revenue.    Product revenue was $19.3 million for the three months ended June 30, 2019 compared to $18.9 million for the three months ended June 30, 2018, an increase of $0.4 million or 2%, due principally to increased sales of our iTotal PS and Hip System, partially offset by decreased sales of our partial knee products and iTotal CR.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2019		2018		2019 vs 2018
Three Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$17,194	89%	$16,355	86%	$839	5%
Germany	1,673	9	2,186	12	(513)	(23)
Rest of world	470	2	367	2	103	28
Product revenue	$19,337	100%	$18,908	100%	$429	2%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 89% for the three months ended June 30, 2019 compared to 86% for the three months ended June 30, 2018. We believe the higher level of revenue as a percentage of product revenue inside the United States in the three months ended June 30, 2019 was due to growth of the iTotal PS and the introduction of the Hip System in the United States. Sales of iTotal CR declined in the United States as a result of the declining cemented cruciate retained total knee replacement market. Product revenue declined in Germany due to continued reimbursement challenges.

Royalty revenue. Royalty revenue was $0.3 million for the three months ended June 30, 2019 compared to $0.2 million for the three months ended June 30, 2018, an increase of $0.1 million or 33%. Royalty revenue consists of royalties from MicroPort Orthopedics Inc.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was consistent at $10.0 million for the three months ended June 30, 2019 and June 30, 2018. Gross profit was $9.6 million for the three months ended June 30, 2019 compared to $9.1 million for the three months ended June 30, 2018, an increase of $0.5 million or 6%. Gross margin increased 100 basis points to 49% for the three months ended June 30, 2019 from 48% for the three months ended June 30, 2018. This increase in gross margin was driven primarily by savings from vertical integration efforts and other cost saving initiatives.

Sales and marketing.    Sales and marketing expense was $6.9 million for the three months ended June 30, 2019 compared to $9.8 million for the three months ended June 30, 2018, a decrease of $2.9 million or 30%. The decrease was due primarily to a $1.6 million decrease in sales and marketing salaries and benefits, a $0.7 million decrease in program spending, a $0.2 million decrease in instrumentation and bioskill lab expenses, a $0.2 million decrease in commissions, and a decrease of $0.2 million in travel. Sales and marketing expense decreased as a percentage of total revenue to 35% for the three months ended June 30, 2019 compared to 51% for the three months ended June 30, 2018.

Research and development.    Research and development expense was $3.3 million for the three months ended June 30, 2019 compared to $4.9 million for the three months ended June 30, 2018, a decrease of $1.5 million or 31%. The decrease was due primarily to a decrease in personnel costs of $0.7 million, a decrease in revenue share expense of $0.2 million, a decrease in prototype supplies and professional services related to projects of $0.5 million due to timing, and $0.1 million decrease in other costs. Research and development expense decreased as a percentage of total revenue to 17% for the three months ended June 30, 2019 from 25% for the three months ended June 30, 2018.

General and administrative.    General and administrative expense was $5.3 million for the three months ended June 30, 2019 compared to $5.8 million for the three months ended June 30, 2018, a decrease of $0.5 million or 9%. The decrease was primarily due to a decrease in personnel costs of $0.3 million, a reduction in legal fees of $0.3 million, and a reduction of $0.1 million in other costs partially offset by an increase in professional consulting fees of $0.2 million. General and administrative expense decreased as a percentage of total revenue to 27% for the three months ended June 30, 2019 from 30% for the three months ended June 30, 2018.

Total other income (expenses), net.    Other income (expenses), net was $(0.8) million for the three months ended June 30, 2019 compared to $(2.7) million for the three months ended June 30, 2018, a change of $1.8 million. The change was primarily due to a $2.5 million increase in foreign currency exchange transaction income partially offset by a $0.6 million increase in interest as a result of the incremental interest and prepayment fees incurred in conjunction with the extinguishment of the 2017 Secured Loan Agreement.

Income taxes.    Income tax provision was $23,000 and $14,000 for the three months ended June 30, 2019 and 2018, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the six months ended June 30, 2019 and 2018

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2019		2018		2019 vs 2018
Six Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$39,806	99%	$38,391	99%	$1,415	4%
Royalty	431	1	365	1	66	18%
Total revenue	40,237	100	38,756	100	1,481	4%
Cost of revenue	20,784	52	20,858	54	(74)	—%
Gross profit	19,453	48	17,898	46	1,555	9%

Operating expenses:
Sales and marketing	$15,078	37%	$20,220	52%	$(5,142)	(25)%
Research and development	6,240	16	9,544	25	(3,304)	(35)
General and administrative	10,618	26	11,942	31	(1,324)	(11)
Total operating expenses	31,936	79	41,706	108	(9,770)	(23)
Loss from operations	(12,483)	(31)	(23,808)	(61)	11,325	48
Total other income (expenses), net	(1,847)	(5)	(2,203)	(6)	356	16
Loss before income taxes	(14,330)	(36)	(26,011)	(67)	11,681	45
Income tax provision	14	—	47	—	(33)	(70)
Net loss	$(14,344)	(36)%	$(26,058)	(67)%	$11,714	45%

Product revenue.    Product revenue was $39.8 million for the six months ended June 30, 2019, compared to $38.4 million for the six months ended June 30, 2018, an increase of $1.4 million or 4%. Increased sales of our iTotal PS and Hip system were partially offset by decreased sales of our partial knee products and iTotal CR.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2019		2018		2019 vs 2018
Six Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$34,793	87%	$32,382	84%	$2,411	7%
Germany	4,137	10	5,273	14	$(1,136)	(22)
Rest of world	876	3	736	2	140	19
Product revenue	$39,806	100%	$38,391	100%	$1,415	4%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 87% for the six months ended June 30, 2019 compared to 84% for the six months ended June 30, 2018. We believe the higher level of revenue as a percentage of product revenue inside the United States in the six months ended June 30, 2019 was due to the growth of the iTotal PS and introduction of the Hip system in the United States, coupled with negative impact in Germany due to continued reimbursement challenges of our iTotal CR and PS business.

Royalty revenue. Royalty revenue was $0.4 million for the six months ended June 30, 2019 and 2018. Royalty revenue consists of royalties from MicroPort Orthopedics Inc.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $20.8 million for the six months ended June 30, 2019 compared to $20.9 million for the six months ended June 30, 2018, a decrease of $0.1 million or 0%. Gross profit was $19.5 million for the six months ended June 30, 2019 compared to $17.9 million for the six months ended June 30, 2018, an increase of $1.6 million or 9%. Gross margin increased 200 basis points to 48% for the six months ended June 30, 2019 from 46% for the six months ended June 30, 2018.

Sales and marketing.    Sales and marketing expense was $15.1 million for the six months ended June 30, 2019 compared to $20.2 million for the six months ended June 30, 2018, a decrease of $5.1 million or 25%. The decrease was due primarily to decreases in personnel costs of $3.2 million and marketing program and PR spending of $1.9 million. Sales and marketing expense decreased as a percentage of total revenue to 37% for the six months ended June 30, 2019 compared to 52% the six months ended June 30, 2018.

Research and development.    Research and development expense was $6.2 million for the six months ended June 30, 2019 compared to $9.5 million for the six months ended June 30, 2018, a decrease of $3.3 million or 35%. The decrease was due to decreases of $1.6 million in personnel costs, $1.2 million in revenue share expense, and $0.6 million in professional consulting and prototyping expense, partially offset by an increase in other expenses of $0.1 million. Research and development expense decreased as a percentage of total revenue to 16% for the six months ended June 30, 2019 from 25% for the six months ended June 30, 2018.

General and administrative.    General and administrative expense was $10.6 million for the six months ended June 30, 2019 compared to $11.9 million for the six months ended June 30, 2018, a decrease of $1.3 million or 11%. The decrease in expenses was due a $1.1 million decrease in legal expenses and a $0.6 million decrease in personnel costs, partially offset by an increase in outbound freight costs of $0.3 million and an increase in other general and administration expenses of $0.1 million. General and administrative expense decreased as a percentage of total revenue to 26% for the six months ended June 30, 2019 from 31% for the six months ended June 30, 2018.

     Total other income (expenses), net.    Other income (expenses), net was $(1.8) million for the six months ended June 30, 2019 compared to $(2.2) million for the six months ended June 30, 2018, a change of $0.4 million, or 16%. The change was primarily due to a $0.8 million decrease in foreign currency exchange transaction expense, partially offset by an increase of $0.3 million in interest expense associated with long-term debt and additional fees incurred to extinguish the 2017 Secured Loan Agreement as well as reduction of $0.1 million in interest income.

Income taxes.    Income tax provision was approximately $14,000 for the six months ended June 30, 2019 and $47,000 for the six months ended June 30, 2018. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the six months ended June 30, 2019, we have financed our operations primarily through private placements of preferred stock, our initial public offering, or IPO, equity offerings, bank and other debt and product revenue. We have not yet attained profitability and continue to incur operating losses. As of June 30, 2019, we have an accumulated deficit of $490.0 million.

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017, or the "Shelf Registration Statement". The Shelf Registration Statement allows us to sell from time-to-time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we may issue and sell up to $50 million of our common stock and entered into the Distribution Agreement with Canaccord Genuity, pursuant to which Canaccord has agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. We are not obligated to sell any number of shares under the Distribution Agreement. As of June 30, 2019, we have sold 785,280 shares under the Distribution Agreement resulting in net proceeds of $1.5 million.

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

On June 25, 2019, we entered into a Loan and Security Agreement (the "2019 Secured Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and lender, East West Bank and the other lenders party thereto from time to time (collectively, the "Lenders"), pursuant to which the Lenders agreed to make term loans and a revolving credit facility to the Company to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million. We used the proceeds from the 2019 Secured Loan Agreement to pay off the $15 million term loan from Oxford Finance LLC. In addition, Innovatus purchased approximately $3 million of our common stock at the previous day's closing price. For further information regarding the 2019 Secured Loan Agreement, see "Note K—Debt and Notes Payable " in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

At June 30, 2019, we had cash and cash equivalents of $20.7 million and $0.5 million in restricted cash allocated to lease deposits. Based on our current operating plan, we expect that our existing cash and cash equivalents as of June 30, 2019, anticipated revenue from operations, and the ability to draw down the revolving credit facility, and issue equity to LPC will enable us to fund our operating expenses and capital expenditure requirements and pay our debt service as it becomes due for at least the next 12 months from the date of filing. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenue, the reduction in operating expenses in 2019, and we could use our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(8,012)	$(17,579)	$9,567	54%
Investing activities	5,952	7,057	(1,105)	(16)
Financing activities	6,351	21,436	(15,085)	(70)
Effect of exchange rate on cash	(12)	(140)	128	91
Total	$4,279	$10,774	$(6,495)	(60)%

Net cash (used in) provided by operating activities.    Net cash used in operating activities was $8.0 million for the six months ended June 30, 2019 and $17.6 million for the six months ended June 30, 2018, a decrease of $9.6 million. These amounts primarily reflect net loss of $14.3 million for the six months ended June 30, 2019 and $26.1 million for the six months ended June 30, 2018. The net cash used in operating activities for the six months ended June 30, 2019 was affected by an increase from inventory of $1.2 million, an increase from accounts payable, accrued expenses and other liabilities of $2.6 million, an increase from prepaid expenses and other assets of $0.5 million, and a decrease from accounts receivable of $0.8 million. Non-cash reconciling items include an increase due to loss from debt extinguishment of $1.1 million, a decrease from stock compensation expense of $0.3 million, an increase in unrealized foreign exchange gain/loss of $(0.9) million, and a decrease of $0.6 million due to lease expense.

Net cash provided by investing activities.    Net cash provided by investing activities was $6.0 million for the six months ended June 30, 2019, and for the six months ended June 30, 2018 was $7.1 million, a change of $1.1 million. These amounts primarily reflect a decrease in cash used to purchase investments of $14.2 million, a decrease in cash provided from matured investments of $16.3 million, and a decrease in costs related to the acquisition of property, plant, and equipment of $1.0 million.

Net cash provided by financing activities.    Net cash provided by financing activities was $6.4 million for the six months ended June 30, 2019, and for the six months ended June 30, 2018 was $21.4 million, a decrease of $15.1 million. These amounts primarily reflect a decrease in net proceeds from the issuance of common stock of $18.3 million, a decrease due to payment on extinguishment of debt of $1.1 million and payment of debt principal of $15 million, and a decrease of $0.7 million related to debt issuance costs, partially offset by an increase of $20.0 million from debt proceeds.

Contractual obligations and commitments

There have not been any material changes to our contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2018 other than changes in our debt facilities as disclosed in Note K—Debt and Notes Payable in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 3.4% to 5.8%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board revenue share agreements of $0.7 million during the three months ended June 30, 2019, representing 3.5% of product revenue, and $0.9 million during the three months ended June 30, 2018, representing 4.7% of product revenue. Revenue share expense is included in research and development. For further information, see “Note J—Commitments and Contingencies ” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Segment information
We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities

On June 25, 2019, we entered into an investment agreement (the “Investment Agreement”) with Innovatus, Innovatus Life Sciences Offshore Fund I, LP and Innovatus Life Sciences Offshore Fund I-A, LP (collectively, the “Investors”), pursuant to which we agreed to issue and sell to the Investors an aggregate of 775,194 shares of our common stock, par value $0.00001 per share (the “Shares”), in a private placement (the “Private Placement”). The Investors paid $3.87 per Share.

The Private Placement closed on June 25, 2019. We received aggregate gross proceeds from the Private Placement of approximately $3.0 million, before deducting expenses associated with the transaction. The Private Placement was not registered with the U.S. Securities and Exchange Commission in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 5. OTHER INFORMATION

On July 29, 2019, we entered into an employment agreement with J. Brent Alldredge, our Chief Legal Officer and Corporate Secretary (the "Alldredge Employment Agreement"). The Alldredge Employment Agreement provides that his employment will continue until either we or Mr. Alldredge provides written notice of termination in accordance with the terms of the agreement. In addition, the Alldredge Employment Agreement provides for the assignment of intellectual property rights to us and prohibits the executive from disclosing confidential information and, where permitted under applicable law, competing with us during the term of his employment and for a specified time thereafter.

Pursuant to the Alldredge Employment Agreement, Mr. Alldredge is entitled to receive an annual base salary of $355,000.08. Mr. Alldredge is also eligible, in the sole discretion of the compensation committee of our board of directors, to receive an annual bonus of at least forty percent (40%) of his annual base salary.

Mr. Alldredge will be entitled to severance payments if his employment is terminated under specified circumstances. If, during a change of control period, we terminate his employment other than for cause or if Mr. Alldredge terminates his employment with us for good reason, as described below, we are obligated to continue to pay his base salary for a period of twelve months; to the extent allowed by applicable law and the terms of the applicable policies, continue to provide Mr. Alldredge and certain of his dependents with group health insurance for a period of twelve months; pay to him any bonus earned by him and approved by the board for the year prior to such termination, unless already paid; and provide that any outstanding equity awards held by Mr. Alldredge will become fully vested and exercisable or free from forfeiture or transfer restrictions. A change of control period is the period beginning three months immediately preceding and ending twelve months immediately following a change of control. The terms "termination for cause," "termination for good reason" and "change of control" are defined in the Alldredge Employment Agreement.

If, outside of a change of control period, we terminate his employment other than for cause or if Mr. Alldredge terminates his employment with us for good reason,we are obligated to continue to pay his base salary for a period of six months; to the extent allowed by applicable law and the terms of the applicable policies, continue to provide Mr. Alldredge and certain of his dependents with group health insurance for a period of six months;and pay to him any bonus earned by him and approved by the board prior to such termination, unless already paid.

In the event that Mr. Alldredge’s employment terminates as a result of his death, we are obligated to: pay to Mr. Alldredge (or his estate) an amount equal to six months (or twelve months if his death occurs during a change of control period) of his base salary; and pay to Mr.  Alldredge (or his estate) any bonus that has been approved by the board prior to the date of his death but not yet paid.

In the event that Mr. Alldredge’s employment terminates as a result of his disability, as defined in the Alldredge Employment Agreement, we are obligated to pay to Mr. Alldredge (or his estate) any bonus that has been approved by the board prior to the date of his termination for disability but not yet paid.

Mr. Alldredge is required to execute a release of claims as a condition precedent to receipt of the severance payments described above.

The Alldredge Employment Agreement further provides that the board will grant Mr. Alldredge an incentive stock option to purchase shares of the Company’s common stock having a value up to $125,000 (the “Option Grant”) under the Company’s stock incentive plan (the “Plan”). The Alldredge Employment Agreement also provides that the board will grant to Mr. Alldredge a restricted stock award for shares of the Company’s common stock having a value up to $125,000 (the “RS Award”) under the Plan. The Option Grant will vest and become exercisable with respect to 33.34% of the total number of shares purchasable upon exercise thereof one year after his first day of employment and ratably on a monthly basis thereafter over an additional two years. The RS Award will vest in equal annual installments over a three-year period beginning on the first anniversary of his first day of employment.  In addition, Mr. Alldredge is eligible to receive additional incentive equity awards under the Company’s long-term incentive program.  Mr. Alldredge is also eligible to participate in all customary employee benefit plans or programs of the Company generally available to the Company’s full-time employees and/or executive officers.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*†	Employment Agreement dated July 29, 2019, by and between Conformis, Inc. and J. Brent Alldredge, its Chief Legal Officer and Corporate Secretary.
10.2
Loan and Security Agreement, dated as of June 25, 2019, by and among Conformis, Inc. and the other parties thereto (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on form 8-K (File No.001-37474) filed on June 26, 2019).

10.3
Investment Agreement, dated as of June 25, 2019, by and among Conformis, Inc., Innovatus Life Sciences Lending Fund I, LP, Innovatus Life Sciences Offshore Fund I, LP and Innovatus Life Sciences Offshore Fund I-A, LP (incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on form 8-K (File No.001-37474) filed on June 26, 2019).

10.4
Registration Rights Agreement, dated as of June 25, 2019, by and among Conformis, Inc., Innovatus Life Sciences Lending Fund I, LP, Innovatus Life Sciences Offshore Fund I, LP and Innovatus Life Sciences Offshore Fund I-A, LP (incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on form 8-K (File No.001-37474) filed on June 26, 2019).

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

 Date: 8/2/2019

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer

 Date: 8/2/2019

CONFORMIS, INC.
By:	/s/ Paul Weiner
Paul Weiner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)