Form 10-Q
period 2019-09-30
Conformis Inc
filed 2019-11-01
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 68,711,963 shares of Common Stock, $0.00001 par value per share, outstanding.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$29,433	$16,380
Investments	—	7,245
Accounts receivable, net	10,477	13,244
Royalty receivable	170	145
Inventories, net	11,558	9,534
Prepaid expenses and other current assets	1,435	1,408
Total current assets	53,073	47,956
Property and equipment, net	13,362	14,439
Operating lease right-of-use assets	6,136	—
Other Assets
Restricted cash	462	462
Intangible assets, net	24	109
Other long-term assets	232	17
Total assets	$73,289	$62,983

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,601	$3,445
Accrued expenses	8,515	7,930
Operating lease liabilities	1,454	—
Advance on research and development	2,500	—
Total current liabilities	17,070	11,375
Other long-term liabilities	—	616
Contract liability	11,500	—
Long-term debt, less debt issuance costs	19,435	14,792
Operating lease liabilities	5,384	—
Total liabilities	53,389	26,783
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at September 30, 2019 and December 31, 2018; 68,379,064 and 65,290,879 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	518,636	513,336
Accumulated deficit	(498,712)	(475,667)
Accumulated other comprehensive loss	(25)	(1,470)
Total stockholders’ equity	19,900	36,200
Total liabilities and stockholders’ equity	$73,289	$62,983
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Product	$17,112	$18,332	$56,918	$56,723
Royalty	191	10,652	622	11,017
Total revenue	17,303	28,984	57,540	67,740
Cost of revenue	9,675	9,265	30,459	30,123
Gross profit	7,628	19,719	27,081	37,617

Operating expenses
Sales and marketing	6,153	9,053	21,231	29,273
Research and development	3,162	3,867	9,402	13,411
General and administrative	5,165	6,582	15,783	18,524
Goodwill impairment	—	6,731	—	6,731
Total operating expenses	14,480	26,233	46,416	67,939
Loss from operations	(6,852)	(6,514)	(19,335)	(30,322)

Other income and expenses
Interest income	58	164	256	475
Interest expense	(573)	(788)	(2,363)	(2,289)
Foreign currency exchange transaction (loss) income	(1,313)	(272)	(1,568)	(1,285)
Total other (expenses) income, net	(1,828)	(896)	(3,675)	(3,099)
Loss before income taxes	(8,680)	(7,410)	(23,010)	(33,421)
Income tax provision	21	27	35	74

Net loss	$(8,701)	$(7,437)	$(23,045)	$(33,495)

Net loss per share
Basic and diluted	$(0.13)	$(0.12)	$(0.36)	$(0.58)
Weighted average common shares outstanding
Basic and diluted	64,750,275	60,225,504	63,651,412	58,224,963

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(8,701)	$(7,437)	$(23,045)	$(33,495)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,227	261	1,445	1,206
Change in unrealized gain (loss) on available-for-sale securities, net of tax	—	3	—	32
Comprehensive loss	$(7,474)	$(7,173)	$(21,600)	$(32,257)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value				Total
Balance, June 30, 2019	68,689,192	$1	$518,563	$(490,011)	$(1,252)	$27,301
Issuance of common stock—restricted stock	(310,128)	—	—			—
Compensation expense related to issued stock options and restricted stock awards			73			73
Net loss				(8,701)		(8,701)
Other comprehensive income					1,227	1,227
Balance, September 30, 2019	68,379,064	$1	$518,636	$(498,712)	$(25)	$19,900

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value				Total
Balance, December 31, 2018	65,290,879	$1	$513,336	$(475,667)	$(1,470)	$36,200
Issuance of common stock—option exercise	34,669	—	121			121
Issuance of common stock—restricted stock	2,278,322	—	—			—
Issuance of common stock—Innovatus	775,194	—	3,000			3,000
Compensation expense related to issued stock options and restricted stock awards			2,179			2,179
Net loss				(23,045)		(23,045)
Other comprehensive income					1,445	1,445
Balance, September 30, 2019	68,379,064	$1	$518,636	$(498,712)	$(25)	$19,900

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value				Total
Balance, June 30, 2018	63,113,630	$1	$509,790	$(458,360)	$(2,262)	$49,169
Issuance of common stock—restricted stock	(31,946)	—	—			—
Issuance of common stock—ATM	556,334		499			499
Compensation expense related to issued stock options and restricted stock awards			960			960
Net loss				(7,437)		(7,437)
Other comprehensive loss					264	264
Balance, September 30, 2018	63,638,018	1	511,249	(465,797)	(1,998)	43,455

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value				Total
Balance, December 31, 2017	45,528,519	$—	$486,570	$(436,821)	$(3,236)	$46,513
Issuance of common stock—option exercise	80,000	—	112			112
Issuance of common stock—restricted stock	2,139,832	—	—			—
Issuance of common stock—2018 offering	15,333,333	1	21,324			21,325
Issuance of common stock—ATM	556,334	—	499			499
Compensation expense related to issued stock options and restricted stock awards			2,744			2,744
Cumulative-effect adjustment from adoption of ASC 606				4,519		4,519
Net loss				(33,495)		(33,495)
Other comprehensive loss					1,238	1,238
Balance, September 30, 2018	63,638,018	$1	$511,249	$(465,797)	$(1,998)	$43,455

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(23,045)	$(33,495)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,192	3,015
Stock-based compensation expense	2,179	2,744
Unrealized foreign exchange (gain)/loss, net	1,506	1,250
Non-cash lease expense	863	—
Provision for bad debts on trade receivables	58	(16)
Impairment of goodwill	—	6,731
Impairment of long-term assets	60	1,940
Disposal of long term-assets	—	(2)
Loss on extinguishment of debt	1,085	—
Non-cash interest expense	225	82
Amortization/accretion on investments	(4)	17
Deferred tax	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	2,708	1,552
Royalty receivable	(25)	(10,434)
Inventories	(2,023)	(875)
Prepaid expenses and other assets	(254)	416
Accounts payable, accrued expenses and other liabilities	976	(179)
Contract liability	11,500	—
Advance on research and development	2,500	—
Net cash provided by (used in) operating activities	1,501	(27,255)

Cash flows from investing activities:
Acquisition of property and equipment	(2,102)	(2,946)
Purchase of investments	—	(19,449)
Maturity of investments	7,250	31,095
Net cash provided in investing activities	5,148	8,700

Cash flows from financing activities:
Proceeds from exercise of common stock options	121	112
Debt issuance costs	(737)	—
Loss on extinguishment of debt	(919)	—
Proceeds from issuance of debt	20,000	—
Payments on long-term debt	(15,000)	—
Net proceeds from issuance of common stock	3,000	21,824
Net cash provided by financing activities	6,465	21,936
Foreign exchange effect on cash and cash equivalents	(61)	(44)
Increase (decrease) in cash and cash equivalents	13,053	3,337
Cash and cash equivalents, beginning of period	16,380	18,348
Cash and cash equivalents, end of period	$29,433	$21,685

Supplemental information:
Cash paid for interest	1,772	1,887
Non cash investing and financing activities:
Operating leases right-of-use assets obtained in exchange for lease obligations	6,988	—
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(unaudited)

Note A—Organization and Basis of Presentation

Conformis, Inc., and its subsidiaries (collectively, the “Company”), is a medical technology company that uses its proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which the Company refers to as customized, to fit each patient’s unique anatomy. The Company’s proprietary iFit technology platform is potentially applicable to all major joints. The Company offers a broad line of customized knee implants designed to restore the natural shape of a patient’s knee.

The Company was incorporated in Delaware and commenced operations in 2004. The Company introduced its iUni and iDuo in 2007, its iTotal CR in 2011, its iTotal PS in 2015, and its Conformis Hip System in 2018 through a limited commercial launch. The Company has its corporate offices in Billerica, Massachusetts.

These consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, bank debt and convertible debt financings, equity financings, equipment purchase loans, and product revenue beginning in 2007. The Company has not yet attained profitability and continues to incur operating losses and negative operating cash flows, which adversely impacts the Company's ability to continue as a going concern. At September 30, 2019, the Company had an accumulated deficit of $498.7 million and cash and cash equivalents of $29.4 million, and $0.5 million in restricted cash allocated to lease deposits.

In January 2017, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allows the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On May 10, 2017, the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”), for the sale and issuance of up to $50 million of its common stock and entered into a Distribution Agreement (“Distribution Agreement”) with Canaccord Genuity Inc. ("Canaccord") pursuant to which Canaccord agreed to sell shares of the Company's common stock from time to time, as our agent, in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. The Company is not obligated to sell any shares under the Distribution Agreement. As of September 30, 2019, the Company has sold 785,280 shares under the Distribution Agreement resulting in net proceeds of $1.5 million.

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

On September 30, 2019, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics ("Stryker"). In connection with entering into the Asset Purchase Agreement, the Company and

Stryker also entered into a Development Agreement (the "Development Agreement"), a License Agreement (the "License Agreement"), a Distribution Agreement (the "Distribution Agreement". and, together with the Asset Purchase Agreement, the Development Agreement and the License Agreement, the "Agreements") and other ancillary agreements contemplated by the Agreements. Under the terms of the agreements, the Company agreed to sell and license to Stryker certain assets relating to the Company's patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-custom knee implant offerings. The Company received $14 million upfront and will receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. Under the long-term Distribution Agreement, the Company will supply patient specific instrumentation to Stryker. The Company may be required to pay back a portion of the initial payment as it is contingent on successful completion of milestones set forth in the Development Agreement and License Agreement.

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

The Company anticipates that its principal sources of funds in the future will be revenue generated from the sale of its products, including the successful full commercial launch of the Conformis Hip System, successful completion of the developmental milestones set forth in the Development Agreement and License Agreement milestones, potential payments from the Stryker Distribution Agreement, potential future capital raises through the issuance of equity or other securities, potential debt financings including accessing the revolving credit facility, and revenue that may be generated in connection with licensing its intellectual property. Additionally, in order for the Company to meet its operating plan, gross margin improvements and operating expense reductions will be necessary to reduce cash used in operations. When the Company needs additional equity or debt financing proceeds to fund its operations, whether within the next 12 months or later, the Company may not be able to obtain additional financing on terms favorable to the Company, or at all.

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

Unaudited Interim Financial Information

The accompanying Interim Consolidated Financial Statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2019, results of operations for and stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and comprehensive loss, and cash flows for the nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

The Company's financial results are affected by the selection and application of accounting policies and methods. Except for the adoption of ASU No. 2016-02 "Leases" ("Topic 842" or "ASC 842") described below in "Leases", there were no material changes in the nine months ended September 30, 2019 to the application of significant accounting policies and estimates as described in our audited consolidated financial statements for the year ended December 31, 2018.

Concentrations of credit risk and other risks and uncertainties
     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains the majority of its cash with accredited financial institutions.

The Company and its contract manufacturers rely on sole source suppliers and service providers for certain components. There can be no assurance that a shortage or stoppage of shipments of the materials or components that the Company purchases will not result in a delay in production or adversely affect the Company’s business. On an ongoing basis, the Company validates alternate suppliers relative to certain key components as needed.

For the three and nine months ended September 30, 2019 and 2018, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of the total gross receivable balance as of September 30, 2019 or December 31, 2018.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries ImaTx, Inc. ("ImaTx"); ConforMIS Europe GmbH; ConforMIS UK Limited; ConforMIS Hong Kong Limited; and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. The Company’s cash equivalents consist of demand deposits, money market accounts, money market funds, and repurchase agreements on deposit with certain financial institutions, in addition to cash deposits in excess of federally insured limits. Demand deposits and money market accounts are carried at cost which approximates their fair value. Money market funds are carried at fair value based upon level 1 inputs. Repurchase agreements are valued using level 2 inputs. See “Note C-Fair Value Measurements” below. The associated risk of concentration is mitigated by banking with credit worthy financial institutions. The Company had $0.8 million as of September 30, 2019 and $1.1 million as of December 31, 2018 held in foreign bank accounts that are not federally insured. In addition, the Company has recorded restricted cash of $0.5 million as of September 30, 2019 and December 31, 2018. Restricted cash consisted of security provided for lease obligations. Innovatus has a security interest in the Company's cash accounts held at multiple institutions for the ratable benefit of the Lenders.

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

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three and nine months ended September 30, 2019, the Company recognized provisions in cost of revenue of $0.9 million and $2.2 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue. During the three and nine months ended September 30, 2018, the Company recognized $0.5 million and $1.4 million, respectively, in cost of revenue for estimated unused product.

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

Intangibles and other long-lived assets
     Intangible assets consist of developed technology and a favorable lease asset from the Company's acquisition of Broad Peak Manufacturing LLC in August 2017. Intangible assets are carried at cost less accumulated amortization. The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets. Furthermore, periodically the Company assesses whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. During the three and nine months ended September 30, 2019, the Company recognized $0.1 million in impairment charges related to unused furniture and fixtures that were abandoned in September. During the three and nine months ended September 30, 2018, the Company recognized a $1.9 million impairment charge related to unused manufacturing equipment that was abandoned in July 2018. Impairment charges are included in General and administrative expense.

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

 Revenue Recognition

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2019. Payment is typically due between 30 - 60 days from invoice.

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

The Company has concluded that Stryker meets the definition of a customer for a portion of the obligations under the Agreements. At September 30, 2019, the Company recognized $11.5 million as a long-term contract liability and is continuing to evaluate impact of the Agreements for revenue recognition going forward.

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

The following table summarizes activity for rebate allowance reserve (in thousands):

	September 30, 2019	December 31, 2018
Beginning Balance	$96	$119
Provision related to current period sales	107	129
Adjustment related to prior period sales	12	40
Payments or credits issued to customer	(74)	(192)
Ending Balance	$141	$96

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g. when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.3 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and was $1.3 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively and $0.3 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Comprehensive loss
     At September 30, 2019 and December 31, 2018, accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized gain and loss of available-for-sale securities, net of tax. The following table summarizes accumulated beginning and ending balances for each item in Accumulated other comprehensive income (loss) (in thousands):

	Foreign currency translation adjustments	Change in unrealized gain (loss) on available-for-sale securities, net of tax	Accumulated other comprehensive income (loss)
Balance December 31, 2018	$(1,470)	$—	$(1,470)
Change in period	1,445	—	1,445
Balance September 30, 2019	$(25)	$—	$(25)

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

The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $21,000 and $27,000 for the three months ended September 30, 2019 and 2018, respectively and $35,000 and $74,000 for the nine months ended September 30, 2019 and 2018, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2019 and 2018, a cumulative balance of $47,000 and $34,000 of interest and penalties had been accrued, respectively.

Medical device excise tax
     The Company has been subject to the Health Care and Education Reconciliation Act of 2010 (the “Act”), which imposes a tax equal to 2.3% on the sales price of any taxable medical device by a medical device manufacturer, producer or importer of such device. Under the Act, a taxable medical device is any device defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act, intended for humans, which includes an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which meets certain requirements. The Consolidated Appropriations Act of 2016 includes a two-year moratorium on the medical device excise tax, which moratorium suspended taxes on the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. On January 22, 2018, legislation was passed that suspends the medical device excise tax for sales in 2018 and 2019. The tax is not scheduled to take effect again until sales on or after January 1, 2020. It is unclear at this time if the suspension will be further extended, and we are currently subject to the tax after December 31, 2019. As such, the Company did not incur medical device excise tax expense during the nine months ended September 30, 2019 and 2018.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Numerator:
Basic and diluted loss per share
Net loss	$(8,701)	$(7,437)	$(23,045)	$(33,495)
Denominator:
Basic and diluted weighted average shares	64,750,275	60,225,504	63,651,412	58,224,963
Loss per share attributable to Conformis, Inc. stockholders:
Basic and diluted	$(0.13)	$(0.12)	$(0.36)	$(0.58)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options and restricted stock awards	2,588,330	27,919	3,340,154	92,378

Recent accounting pronouncements
In July 2019, the FASB issued ASU No. 2019-07, "Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates." This ASU updates the codification to reflect the amendments of various SEC disclosure requirements. The ASU became effective on July 26, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, "Credit Losses (Topic 326)." ASU No. 2016-13 requires that financial assets measured at amortized cost, such as trade receivables, be represented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU No. 2019-13, "Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief", which allows for a transition election on certain instruments. The guidance is effective for Small Reporting Companies for fiscal years beginning after December 15, 2022 and interim periods in those fiscal years. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. The Company reclassified the cash flow presentation of unrealized foreign currency transaction gains or losses resulting from changes in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated to reflect such cash flows as non-cash adjustment to cash flows from operating activities. The Company reclassified an amount in cash flows from operating activities in the Statement of Cash Flow at September 30, 2019 between non-cash interest expense and payment on extinguishment of debt resulting in a reclassification between non-cash adjustment to reconcile cash provided in operating and financing activities.

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

The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents
Cash and cash equivalents	$25,090	$—	$—	$25,090	$25,090
Level 1 securities:
Money market funds	4,343	—	—	4,343	4,343
Total	$29,433	$—	$—	$29,433	$29,433

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term (1) investments
Cash and cash equivalents	$9,837	$—	$—	$9,837	$9,837	$—
Level 1 securities:
Money market funds	1,046	—	—	1,046	1,046	—
U.S. treasury bonds	10,494	—	—	10,494	5,497	4,997
Level 2 securities:
Corporate bonds	1,249	—	—	1,249	—	1,249
Commercial Paper	999	—	—	999	—	999
Total	$23,625	$—	$—	$23,625	$16,380	$7,245
(1) Contractual maturity due within one year.

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Total receivables	$10,879	$13,634
Allowance for doubtful accounts and returns	(402)	(390)
Accounts receivable, net	$10,477	$13,244

Accounts receivable included unbilled receivable of $2.0 million and $2.2 million at September 30, 2019 and December 31, 2018, respectively. Write-offs related to accounts receivable were approximately $38,000 and $2,000 for the three months ended September 30, 2019 and 2018, respectively, and $70,000 and $67,000 for the nine months ended September 30, 2019 and 2018, respectively.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	September 30, 2019	December 31, 2018
Beginning balance	$(390)	$(635)
Provision for bad debts on trade receivables	(56)	72
Other allowances	(26)	58
Accounts receivable write offs	70	115
Ending balance	$(402)	$(390)

Note E—Inventories

Inventories consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw Material	$5,480	$4,498
Work in process	1,716	1,518
Finished goods	4,362	3,518
Total Inventories, net	$11,558	$9,534

Note F—Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	September 30, 2019	December 31, 2018
Equipment	5-7	$18,789	$18,602
Furniture and fixtures	5-7	864	954
Computer and software	3	9,278	8,783
Leasehold improvements	3-7	2,009	1,978
Reusable instruments	5	2,901	1,573
Total property and equipment		33,841	31,890
Accumulated depreciation		(20,479)	(17,451)
Property and equipment, net		$13,362	$14,439

Depreciation expense related to property and equipment was $1.0 million for the three months ended September 30, 2019 and 2018, and $3.1 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively.

During the three and nine months ended September 30, 2019, the Company recognized $0.1 million in impairment charges related to furniture and fixtures. During the three and nine months ended September 30, 2018, the Company recognized $1.9 million in impairment charges related to unused manufacturing equipment.

Note G—Intangible Assets

The components of intangible assets consisted of the following (in thousands):

	Estimated Useful Life (Years)	September 30, 2019	December 31, 2018

Developed technology	10	$979	$979
Accumulated amortization		(955)	(881)
Developed technology, net		24	98

Acquired favorable lease	5	—	15
Accumulated amortization		—	(4)
Acquired favorable lease, net		—	11

Intangible assets, net		$24	$109

The Company recognized amortization expense of $24,000 for the three months ended September 30, 2019, and 2018 and $73,000 for the nine months ended September 30, 2019, and 2018. The weighted-average remaining life of total amortizable intangible assets is less than one year for the developed technology and license agreements and favorable lease asset.

Note H—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued employee compensation	$3,017	$3,138
Deferred rent	—	132
Accrued legal expense	1,464	215
Accrued consulting expense	21	84
Accrued vendor charges	1,733	1,441
Accrued revenue share expense	728	1,134
Accrued clinical trial expense	437	549
Accrued other	1,115	1,237
	$8,515	$7,930

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

As of September 30, 2019 the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rent expense	$381	$378	$1,145	$1,135
Variable lease cost (1)	90	—	289	—
	$471	$378	$1,434	$1,135
(1) Variable operating lease expenses consist primarily common area maintenance and real estate taxes of for the three and nine months ended September 30, 2019.

Deferred rent was $0.7 million as of December 31, 2018.  Deferred rent is included in accrued expenses and other long-term liabilities.

As of September 30, 2019, the remaining weighted-average lease term of the operating leases was 5.2 years and the weighted-average discount rate was 6.0%.

The future minimum rental payments under these agreements as of September 30, 2019 were as follows (in thousands):

Year	Minimum Lease Payments
2019 remainder of year	$397
2020	1,615
2021	1,633
2022	1,399
2023	1,053
After 2023	1,885
Total lease payments	$7,982
Present value adjustment	(1,144)
Present value of lease liabilities	$6,838

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

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $0.6 million during the three months ended September 30, 2019, representing 3.7% of product revenue and $1.2 million during the nine months ended September 30, 2019, representing 2.2% of product revenue, $0.7 million during the three months ended September 30, 2018, representing 3.6% of product revenue, and $2.5 million during the nine months ended September 30, 2018, representing 4.3% of product revenue. Revenue share expense is included in research and development.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at September 30, 2019 or December 31, 2018.

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

On August 15, 2019, the Company sued Zimmer Biomet Holdings, Inc. and Zimmer, Inc. (together, “Zimmer Biomet”) in the United States District Court for the District of Delaware seeking damages for Zimmer Biomet’s infringement of certain of the Company’s patents related to patient-specific instrument and implant systems. The complaint alleges that Zimmer Biomet’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of the Company’s patents. The accused product lines include Zimmer Biomet patient-specific instrument and implant systems for knee, shoulder, and hip replacement procedures. An adverse outcome of this lawsuit could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

On August 29, 2019, the Company sued Medacta USA, Inc. (“Medacta”) in the United States District Court for the District of Delaware seeking damages for Medacta’s infringement of certain of the Company’s patents related to patient-specific instrument and implant systems. The complaint alleges that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of the Company’s patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee, shoulder, and hip replacement procedures. An adverse outcome of this lawsuit could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the laws

Legal costs associated with legal proceedings are accrued as incurred.

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

Note K—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Oxford Finance, LLC, Term A Loan	$—	$7,500
Oxford Finance, LLC, Term B Loan	—	7,500
Innovatus, Term Loan	20,000	—
Term Loan principal	20,000	15,000
Innovatus, Term Loan accrued payment-in-kind interest	134	—
Less unamortized debt issuance costs	(699)	(208)
Long-term debt, less debt issuance costs	$19,435	$14,792

Principal payments, including the Term Loan Basic Interest Rate in-kind (described below), due as of September 30, 2019 consisted of the following (in thousands):

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

The 2019 Secured Loan Agreement includes a trailing six months' revenue test, a liquidity covenant and an additional liquidity covenant that is applicable if there are borrowings under the revolving credit facility. The 2019 Secured Loan Agreement also includes customary representations, affirmative and negative covenants. Additionally, the 2019 Secured Loan Agreement includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Innovatus, as collateral agent, with the right to accelerate all obligations under the 2019 Secured Loan Agreement and to exercise remedies against the Company and the collateral securing the credit facility, including foreclosure against assets securing the credit facilities, including the Company's cash.  These events of default include, among other things, the Company’s failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, one or more judgments against the Company in an amount greater than $500,000, changes with respect to governmental approvals and FDA actions.

As of September 30, 2019, the Company was not in breach of covenants under the 2019 Secured Loan Agreement.

Term Loan - Innovatus

The term loan under the 2019 Secured Loan Agreement bears interest at a floating annual rate calculated at the greater of the variable rate of interest as most recently announced by East West Bank as prime or 5.50%, plus 3.75% ("Term Loan Basic Interest Rate"), bearing an effective interest rate of 9.25% at September 30, 2019. The Company is required to make interest only payments in arrears on the term loan for four years; provided that the Company has elected to pay 2.50% per annum as such Term Loan Basic Interest Rate in-kind by adding an amount equal to 2.50% per annum of the outstanding principal amount to the then outstanding principal balance on a monthly basis until the third anniversary of the 2019 Secured Loan Agreement. Commencing July 1, 2023, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of the term loan, together with accrued interest, in arrears, to the Lenders.  All unpaid principal, accrued and unpaid interest with respect to the term loan, and a final fee in the amount of 5.0% of the term loan commitment, is due and payable in full on the term loan maturity date on June 1, 2024.

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

Revolving Credit Facility - East West Bank

Under the 2019 Secured Loan Agreement, East West Bank will make loans of up to $10 million from time to time outstanding, subject to availability based on a borrowing base equal to (i) 85.00% of eligible customer accounts, subject to a maximum of 2.50% dilution based upon collections, minus (ii) the Company’s foreign accounts receivable credit insurance’s outstanding co-payment and minimum annual deductible (that has not been used at the applicable time). Advances under the revolving credit facility bear interest at a rate of 0.50% above the greater of East West Bank’s prime rate or 5.50%. Interest on the revolving advances is payable monthly in arrears. The revolving credit facility terminates and the principal and all amounts are due in full on June 25, 2024, provided that if an optional or mandatory prepayment (other than regularly scheduled payments) is made under the term loan, the Company must satisfy in full the obligations under the revolving credit line. The revolving credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce the borrowings outstanding under the revolving credit facility.

There were no amounts outstanding under the revolving credit facility at September 30, 2019.

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

Preferred stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at September 30, 2019 and December 31, 2018.

Demand registration rights

In conjunction with the IPO, the Company entered into an Amended and Restated Information and Registration Rights Agreement effective June 29, 2015 (the “Registration Rights Agreement”), which provided, among other things, registration rights to certain investors that had held the Company's preferred stock prior to the IPO. Subject to specified limitations set forth in a registration rights agreement, at any time, the holders of at least 25% of the then outstanding registrable shares may at any time demand in writing that the Company register all or a portion of the registrable shares under the Securities Act on a Form other than Form S-3 for an offering of at least 20% of the then outstanding registrable shares or a lesser percentage of the then outstanding registrable shares provided that it is reasonably anticipated that the aggregate offering price would exceed $20 million. The Company is not obligated to file a registration statement pursuant to these rights on more than two occasions. Additionally, after such time as the Company became eligible to use Form S-3, subject to specified limitations set forth in the registration rights agreement, the holders of at least 25% of the then outstanding registrable shares became able to at any time demand in writing that the Company register all or a portion of the registrable shares under the Securities Act on Form S-3 for an offering of at least 25% of the then outstanding registrable shares having an anticipated aggregate offering price to the public, net of selling expenses, of at least $5 million (a “Resale Registration Statement”). The Company is not obligated to effect a registration pursuant to a Resale Registration Statement on more than one occasion. Under the Registration Rights Agreement, the registration rights expired on July 7, 2019.

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

Warrants

The Company also issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No warrants were issued in the three and nine months ended September 30, 2019. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets. All warrants were exercisable immediately upon issuance.

Common stock warrants

The Company also issued warrants to certain investors and consultants to purchase shares of common stock.  Warrants to purchase 28,926 shares of common stock were outstanding as of September 30, 2019 and December 31, 2018. Outstanding warrants are currently exercisable with varying exercise expiration dates from 2020 through 2024. At September 30, 2019 and December 31, 2018, the weighted average warrant exercise price per share for common stock underlying warrants and the weighted average contractual life was as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2018	28,926	$9.80	4.66	28,926	$9.80
Outstanding September 30, 2019	28,926	$9.80	3.91	28,926	$9.80

Stock option plans

As of September 30, 2019, 2,121,860 shares of common stock were available for future issuance under the 2015 Stock Incentive Plan ("2015 Plan"). The 2015 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of our common stock, (b) 3% of the number of share of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board. Effective January 1, 2019, an additional 1,958,726 shares of our common stock were added to the 2015 Plan under the terms of this provision.

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

As of September 30, 2019, no shares of common stock were issued or outstanding under the 2019 Sales Team Plan.

Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2018	2,876,199	$6.57
Exercised	(34,669)	3.50	$21
Expired	(827,541)	7.14
Cancelled/Forfeited	(99,640)	1.56
Outstanding September 30, 2019	1,972,902	$6.52	$35
Total vested and exercisable	1,642,485	$6.81	$25

The total fair value of stock options that vested during the three and nine months ended September 30, 2019 was $0.1 million and $0.4 million, respectively. The weighted average remaining contractual term for the total stock options outstanding was 4.83 years as of September 30, 2019. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.19 years as of September 30, 2019.

Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2018	2,473,372	$2.45
Granted	3,045,995	0.64
Vested	(1,207,303)	1.86
Forfeited	(767,673)	1.10
Unvested September 30, 2019	3,544,391	$1.39

The total fair value of restricted common stock awards that vested during the three and nine months ended September 30, 2019 was $0.4 million and $2.2 million, respectively.

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

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.89%	N/A	1.89%	2.75%-2.90%
Expected term (in years)	6	N/A	6	6.25
Dividend yield	—%	N/A	—%	—%
Expected volatility	55.80%	N/A	55.80%	52.81%-56.44%

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
Stock-based compensation expense was $0.1 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and $2.2 million and $2.7 million for the nine months ended September 30, 2019 and 2018, respectively.  Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$(23)	$55	$276	$141
Sales and marketing	(11)	174	119	455
Research and development	(19)	286	440	850
General and administrative	126	444	1,344	1,298
	$73	$959	$2,179	$2,744

As of September 30, 2019, the Company had $0.8 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 1.77 years. As of September 30, 2019, the Company had $3.2 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 1.85 years.

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

Geographic information consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue
United States	$15,144	$16,271	$49,924	$48,653
Germany	1,527	1,684	5,677	6,957
Rest of world	441	377	1,317	1,113
	$17,112	$18,332	$56,918	$56,723

	September 30, 2019	December 31, 2018
Property and equipment, net
United States	$13,304	$14,367
Germany	58	72
	$13,362	$14,439

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

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

Trademarks

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

Overview

We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which we refer to as customized, to fit each patient’s unique anatomy. The worldwide market for joint replacement products is approximately $18.1 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We offer a broad line of customized knee implants designed to restore the natural shape of a patient’s knee. We have sold a total of more than 90,000 knee implants, including more than 70,000 total knee implants and 20,000 partial knee implants. In clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function and greater patient satisfaction compared to off-the-shelf implants. In March 2016, we initiated the broad commercial launch of the iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market. On July 31, 2018, our first Conformis Hip Systems were implanted. We are in limited commercial launch with the Conformis Hip System and intend to enter full commercial launch in the fourth quarter of 2019.

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

Revenue

Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong, Malaysia, Monaco, Hungary, Spain, Australia, Oman, Italy, the Netherlands, and British Virgin Islands. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into pricing agreements. The process of negotiating a pricing agreement can be lengthy and time-consuming, require extensive management time and may not be successful.

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

Ongoing royalty revenue is generated from our agreement with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, and was generated through December 31, 2017 with Wright Medical Group, Inc. and its wholly owned subsidiary Wright Medical Technology, Inc. Both agreements were entered into in April 2015.

Cost of revenue

We produce our computer aided designs, or CAD, in-house and in India and use them to direct most of our product manufacturing efforts. We manufacture all of our patient-specific instruments, or iJigs, tibial trays used in our total knee implants, and polyethylene tibia tray inserts for our iTotal CR and our iTotal PS product, in our facility in Wilmington, Massachusetts. We polish our femoral implants used in our total and partial knee products in our facility in Wallingford, Connecticut. Starting in July 2018, we manufacture our patient-specific Conformis Hip System implants in our facility in Wilmington, Massachusetts. We outsource the production of the remainder of the partial knee tibial components, the manufacture of femoral castings and other knee and hip implant components to third-party suppliers. Our suppliers make our customized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, manufacturing supplies, outside supplier processes, inbound freight and manufacturing overhead, unused patient-specific product, and depreciation expense.

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

Consolidated results of operations

Comparison of the three months ended September 30, 2019 and 2018

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2019		2018		2019 vs 2018
Three Months Ended September 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$17,112	99%	$18,332	63%	$(1,220)	(7)%
Royalty	191	1	10,652	37	(10,461)	(98)
Total revenue	17,303	100	28,984	100	(11,681)	(40)
Cost of revenue	9,675	56	9,265	32	410	4
Gross profit	7,628	44	19,719	68	(12,091)	(61)

Operating expenses:
Sales and marketing	$6,153	36%	$9,053	31%	$(2,900)	(32)%
Research and development	3,162	18	3,867	13	(705)	(18)
General and administrative	5,165	30	6,582	23	(1,417)	(22)
Goodwill impairment	—	—	6,731	23	(6,731)	(100)
Total operating expenses	14,480	84	26,233	91	(11,753)	(45)
Loss from operations	(6,852)	(40)	(6,514)	(22)	(338)	(5)
Total other income (expenses), net	(1,828)	(11)	(896)	(3)	(932)	(104)
Loss before income taxes	(8,680)	(50)	(7,410)	(26)	(1,270)	(17)
Income tax provision	21	—	27	—	(6)	(22)
Net loss	$(8,701)	(50)%	$(7,437)	(26)%	$(1,264)	(17)%

Product revenue.    Product revenue was $17.1 million for the three months ended September 30, 2019 compared to $18.3 million for the three months ended September 30, 2018, a decrease of $1.2 million or 7%, due principally to decreased sales of our iTotal CR and partial knee products. The decrease is partially offset by growth of $0.5 million our iTotal PS and Hip System.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2019		2018		2019 vs 2018
Three Months Ended September 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$15,144	88%	$16,271	89%	$(1,127)	(7)%
Germany	1,527	9	1,684	9	(157)	(9)
Rest of world	441	3	377	2	64	17
Product revenue	$17,112	100%	$18,332	100%	$(1,220)	(7)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 88% for the three months ended September 30, 2019 compared to 89% for the three months ended September 30, 2018. We believe the lower level of revenue as a percentage of product revenue inside the United States in the three months ended September 30, 2019 was due to denials of coverage from Aetna, the third largest commercial payor, as well as the declining market for cemented cruciate retained total knee replacements. Partially offsetting the decline during the quarter was growth in sales of the iTotal PS and the Conformis Hip System. Product revenue declined in Germany due to continued reimbursement challenges.

Royalty revenue. Royalty revenue was $0.2 million for the three months ended September 30, 2019 compared to $10.7 million for the three months ended September 30, 2018, a decrease of $10.5 million or 98%.

Royalty revenue decreased due to the $10.5 million royalty payment under the Settlement and License Agreement with Smith and Nephew received in 2018.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $9.7 million for the three months ended September 30, 2019 compared to $9.3 million for the three months ended September 30, 2018, an increase of $0.4 million, or 4%. Gross profit was $7.6 million for the three months ended September 30, 2019 compared to $19.7 million for the three months ended September 30, 2018, a decrease of $12.1 million or 61%. Gross margin decreased 2,400 basis points to 44% for the three months ended September 30, 2019 from 68% for the three months ended September 30, 2018. This decrease in gross margin was driven primarily by the $10.5 million royalty Settlement and License Agreement with Smith and Nephew, and lower sales volume, and an increase in unused product and scrap due to screw design changes made during the limited launch of our Conformis Hip System.

Sales and marketing.    Sales and marketing expense was $6.2 million for the three months ended September 30, 2019 compared to $9.1 million for the three months ended September 30, 2018, a decrease of $2.9 million or 32%. The decrease was due primarily to a decrease in personnel costs of $1.4 million, a $0.7 million decrease in commissions, a $0.5 million decrease in program spending, and a $0.4 million decrease in instrumentation and bioskill lab expenses, partially offset by a $0.1 million increase in other sales and marketing costs. Sales and marketing expense increased as a percentage of total revenue to 36% for the three months ended September 30, 2019 compared to 31% for the three months ended September 30, 2018.

Research and development.    Research and development expense was $3.2 million for the three months ended September 30, 2019 compared to $3.9 million for the three months ended September 30, 2018, a decrease of $0.7 million, or 18%. The decrease was due primarily to personnel costs of $0.3 million, a decrease in revenue share expense of $0.2 million, and a decrease in prototype supplies and professional services related to projects of $0.3 million due to timing, partially offset by an increase of $0.1 million in other costs. Research and development expense increased as a percentage of total revenue to 18% for the three months ended September 30, 2019 from 13% for the three months ended September 30, 2018.

General and administrative.    General and administrative expense was $5.2 million for the three months ended September 30, 2019 compared to $6.6 million for the three months ended September 30, 2018, a decrease of $1.4 million, or 22%. The decrease was primarily due to a decrease in asset impairment charges of $1.9 million, partially offset by an increase of $0.2 million in insurance premiums, an increase in legal fees of $0.1 million and an increase of $0.2 million in other general and administrative costs. General and administrative expense increased as a percentage of total revenue to 30% for the three months ended September 30, 2019 from 23% for the three months ended September 30, 2018.

Goodwill impairment. Goodwill impairment was $6.7 million for the three months ended September 30,
2018. The drop in our market capitalization and decrease in cash flow position were indicators of impairment and our analysis determined goodwill was fully impaired.

Total other income (expenses), net.    Other income (expenses), net was $(1.8) million for the three months ended September 30, 2019 compared to $(0.9) million for the three months ended September 30, 2018, a change of $(0.9) million. The change was primarily due to a $1.0 million increase in foreign currency exchange transaction expense partially offset by a $0.2 million decrease in interest expense as a result of less term debt outstanding.

Income taxes.    Income tax provision was $21,000 and $27,000 for the three months ended September 30, 2019 and 2018, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the nine months ended September 30, 2019 and 2018

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2019		2018		2019 vs 2018
Nine Months Ended September 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$56,918	99%	$56,723	84%	$195	—%
Royalty	622	1	11,017	16	(10,395)	(94)%
Total revenue	57,540	100	67,740	100	(10,200)	(15)%
Cost of revenue	30,459	53	30,123	44	336	1%
Gross profit	27,081	47	37,617	56	(10,536)	(28)%

Operating expenses:
Sales and marketing	$21,231	37%	$29,273	43%	$(8,042)	(27)%
Research and development	9,402	16	13,411	20	(4,009)	(30)
General and administrative	15,783	27	18,524	27	(2,741)	(15)
Goodwill impairment	—	—	6,731	10	(6,731)	(100)
Total operating expenses	46,416	81	67,939	100	(21,523)	(32)
Loss from operations	(19,335)	(34)	(30,322)	(45)	10,987	36
Total other income (expenses), net	(3,675)	(6)	(3,099)	(5)	(576)	(19)
Loss before income taxes	(23,010)	(40)	(33,421)	(49)	10,411	31
Income tax provision	35	—	74	—	(39)	(53)
Net loss	$(23,045)	(40)%	$(33,495)	(49)%	$10,450	31%

Product revenue.    Product revenue was $56.9 million for the nine months ended September 30, 2019, compared to $56.7 million for the nine months ended September 30, 2018, an increase of $0.2 million or 0%. Increased sales of our iTotal PS and Conformis Hip System products were partially offset by decreased sales of our partial knee products and iTotal CR.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2019		2018		2019 vs 2018
Nine Months Ended September 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$34,793	61%	$32,382	57%	$2,411	7%
Germany	4,137	7	5,273	9	$(1,136)	(22)
Rest of world	1,317	32	1,113	34	204	18
Product revenue	$56,918	100%	$56,723	100%	$195	—%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 61% for the nine months ended September 30, 2019 compared to 57% for the nine months ended September 30, 2018. We believe the higher level of revenue as a percentage of product revenue inside the United States in the nine months ended September 30, 2019 was due to sales growth of the iTotal PS and introduction of the Conformis Hip System products in the United States, coupled with negative impact in the United States for denials of coverage from Aetna, the declining cemented cruciate retained total knee replacement market, and continued reimbursement challenges of our iTotal CR and PS business in Germany.

Royalty revenue. Royalty revenue was $0.6 million for the nine months ended September 30, 2019 and $11.0 million or the nine months ended September 30, 2018, a decrease of $10.4 million, or 94%. Royalty revenue decreased primarily due to the royalty payment under the Settlement and License Agreement with Smith and Nephew received in 2018. Partially offsetting the decrease was an increase of $0.1 million in royalty revenue from MicroPort Orthopedics Inc.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $30.5 million for the nine months ended September 30, 2019 compared to $30.1 million for the nine months ended September 30, 2018, an increase of $0.3 million, or 1%. Gross profit was $27.1 million for the nine months ended September 30, 2019 compared to $37.6 million for the nine months ended September 30, 2018, a decrease of $10.5 million or 28%. Gross margin decreased 900 basis points to 47% for the nine months ended September 30, 2019 from 56% for the nine months ended September 30, 2018. This decrease in gross margin was driven primarily by the $10.5 million royalty Settlement and License Agreement with Smith and Nephew.

Sales and marketing.    Sales and marketing expense was $21.2 million for the nine months ended September 30, 2019 compared to $29.3 million for the nine months ended September 30, 2018, a decrease of $8.0 million, or 27%. The decrease was due primarily to decreases in personnel costs of $4.6 million, marketing program and PR spending of $3.1 million, and $0.6 million in commissions. The decreases are partially offset by an increase in reusable instrumentation depreciation of $0.3 million. Sales and marketing expense decreased as a percentage of total revenue to 37% for the nine months ended September 30, 2019 compared to 43% the nine months ended September 30, 2018.

Research and development.    Research and development expense was $9.4 million for the nine months ended September 30, 2019 compared to $13.4 million for the nine months ended September 30, 2018, a decrease of $4.0 million, or 30%. The decrease was due to decreases of $1.9 million in personnel costs, $1.4 million in revenue share and clinical trial expenses, and $0.8 million in professional consulting and prototyping expense, partially offset by an increase in other expenses of $0.1 million. Research and development expense decreased as a percentage of total revenue to 16% for the nine months ended September 30, 2019 from 20% for the nine months ended September 30, 2018.

General and administrative.    General and administrative expense was $15.8 million for the nine months ended September 30, 2019 compared to $18.5 million for the nine months ended September 30, 2018, a decrease of $2.7 million, or 15%. The decrease in expenses was due $1.9 million in asset impairments, $0.9 million in legal expenses and a $0.8 million in personnel costs. The decreases were partially offset by increases in outbound freight costs of $0.2 million, insurance premiums of $0.2 million, professional services of $0.3 million, and other general and administration expenses of $0.2 million. General and administrative expense remained consistent as a percentage of total revenue at 27% for the nine months ended September 30, 2019 and 2018.

Goodwill impairment. Goodwill impairment was $6.7 million for the nine months ended September 30, 2018. The drop in our market capitalization and decrease in cash flow position were indicators of impairment and our analysis determined goodwill was fully impaired.

     Total other income (expenses), net.    Other income (expenses), net was $(3.7) million for the nine months ended September 30, 2019 compared to $(3.1) million for the nine months ended September 30, 2018, an increase of expense of $0.6 million, or 19%. The change was primarily due to a $0.3 million increase in foreign currency exchange transaction expense and an increase of $0.3 million in interest expense associated with long-term debt.

Income taxes.    Income tax provision was approximately $35,000 for the nine months ended September 30, 2019 and $74,000 for the nine months ended September 30, 2018. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the nine months ended September 30, 2019, we have financed our operations primarily through private placements of preferred stock, our initial public offering, or IPO, equity offerings, bank and other debt and product revenue. We have not yet attained profitability and continue to incur operating losses. As of September 30, 2019, we have an accumulated deficit of $498.7 million.

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017, or the "Shelf Registration Statement". The Shelf Registration Statement allows us to sell from time-to-time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we may issue and sell up to $50 million of our common stock and entered into the Distribution Agreement with Canaccord Genuity, pursuant to which Canaccord has agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. We are not obligated to sell any number of shares under the Distribution Agreement. As of September 30, 2019, we have sold 785,280 shares under the Distribution Agreement resulting in net proceeds of $1.5 million.

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

On June 25, 2019, we entered into a Loan and Security Agreement (the "2019 Secured Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and lender, East West Bank and the other lenders party thereto from time to time, or "Lenders", pursuant to which the Lenders agreed to make term loans and a revolving credit facility to the Company to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million. We used the proceeds from the 2019 Secured Loan Agreement to pay off the $15 million term loan from Oxford Finance LLC. In addition, Innovatus purchased approximately $3 million of our common stock at the previous day's closing price. For further information regarding the 2019 Secured Loan Agreement, see "Note K—Debt and Notes Payable " in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

On September 30, 2019, we entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics ("Stryker"). In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the agreements, we agreed to sell and license to Stryker certain assets relating to the Company's patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-custom knee implant offerings. We received $14 million upfront and will receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. Under the long-term distribution Agreement, we will supply patient-specific instrumentation to Stryker. We may be required to pay back a portion of the initial payment as it is contingent on successful completion of milestones set forth in the Development and License agreements.

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

We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, including the successful full commercial launch of the Conformis Hip System, successful completion of the development milestones set forth in the Development Agreement and License Agreement milestones, potential payments form Stryker pursuant to the Distribution Agreement, potential future capital raises through the issuance of equity or other securities, debt financings, and revenues that we may generate in connection with licensing our intellectual property. Additionally, in order for us to meet our operating plan, gross margin improvements and operating expense reductions will be necessary to reduce cash used in operations. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

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

At September 30, 2019, we had cash and cash equivalents of $29.4 million and $0.5 million in restricted cash allocated to lease deposits. Based on our current operating plan, we expect that our existing cash and cash equivalents as of September 30, 2019, anticipated revenue from operations, and the ability to draw down the revolving credit facility, and issue equity to LPC will enable us to fund our operating expenses and capital expenditure requirements and pay our debt service as it becomes due for at least the next 12 months from the date of filing. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenue, the reduction in operating expenses in 2019, and we could use our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$1,501	$(27,255)	$28,756	106%
Investing activities	5,148	8,700	(3,552)	(41)
Financing activities	6,465	21,936	(15,471)	(71)
Effect of exchange rate on cash	(61)	(44)	(17)	(39)
Total	$13,053	$3,337	$9,716	291%

Net cash (used in) provided by operating activities.    Net cash provided by operating activities was $1.5 million for the nine months ended September 30, 2019 and $27.3 million for the nine months ended September 30, 2018, a decrease of $28.8 million. These amounts primarily reflect net loss of $23.0 million for the nine months ended September 30, 2019 and $33.5 million for the nine months ended September 30, 2018. The net cash provided by operating activities for the nine months ended September 30, 2019 was affected by $14.0 million cash receipt under the Asset Purchase Agreement with Stryker, an increase from inventory of $1.1 million, an increase from prepaid expenses and other assets of $0.7 million, and a decrease from accounts receivable and royalty receivable of $1.2 million and $10.4 million, respectively. Non-cash reconciling items include an increase due to loss from debt extinguishment of $1.1 million, an increase from stock compensation expense of $0.6 million, a decrease in unrealized foreign exchange gain/loss of $0.3 million, a decrease of $0.9 million due to lease expense, a decrease of $6.7 million in goodwill impairment, and a decrease of $1.9 million in long-lived asset impairment.

Net cash provided by investing activities.    Net cash provided by investing activities was $5.1 million for the nine months ended September 30, 2019, and for the nine months ended September 30, 2018 was $8.7 million, a change of $3.6 million. These amounts primarily reflect a decrease in cash used to purchase investments of $19.4 million, a decrease in cash provided from matured investments of $23.8 million, and a decrease in costs related to the acquisition of property, plant, and equipment of $0.8 million.

Net cash provided by financing activities.    Net cash provided by financing activities was $6.5 million for the nine months ended September 30, 2019, and for the nine months ended September 30, 2018 was $21.9 million, a decrease of $15.5 million. These amounts primarily reflect a decrease in net proceeds from the issuance of common stock of $18.8 million, a decrease due to payment on extinguishment of debt of $0.9 million and payment of debt principal of $15 million, and a decrease of $0.7 million related to debt issuance costs, partially offset by an increase of $20.0 million from debt proceeds.

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

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 3.4% to 5.8%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board revenue share agreements of $0.6 million during the three months ended September 30, 2019, representing 3.7% of product revenue, and $0.7 million during the three months ended September 30, 2018, representing 3.57% of product revenue. Revenue share expense is included in research and development. For further information, see “Note J—Commitments and Contingencies ” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Segment information
We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where we sell our products.

On August 15, 2019, we filed a lawsuit against Zimmer Biomet Holdings, Inc. and Zimmer, Inc., or “Zimmer Biomet” in the United States District Court for the District of Delaware seeking damages for Zimmer Biomet’s infringement of certain of the Company’s patents related to patient-specific instrument and implant systems. The complaint alleges that Zimmer Biomet’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Zimmer Biomet patient-specific instrument and implant systems for knee, shoulder, and hip replacement procedures. An adverse outcome of this lawsuit could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

On August 29, 2019,we filed a lawsuit against Medacta USA, Inc., or“Medacta” in the United States District Court for the District of Delaware seeking damages for Medacta’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee, shoulder, and hip replacement procedures. An adverse outcome of this lawsuit could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

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

We are aware of certain private insurers that at this time are not agreeing to reimburse for our products as they consider the use of custom implants or patient-specific instrumentation for knee replacement surgery as investigational, unproven or experimental or not medically necessary. For example, in the three months ended

September 30, 2019, denials of coverage from Aetna, the third largest commercial payor, negatively impacted our product revenue in the United States. While we are actively reaching out to these private insurers to discuss their reimbursement policies, we may not be able convince these parties to change their reimbursement policies. In addition, the American Academy of Orthopedic Surgeons currently has published clinical guidelines that do not support the widespread use of patient-specific instrumentation in total knee arthroplasty generally, at least until additional data regarding any purported advantages can be considered. We believe that this is an outcome directed to patient-specific instruments with off-the-shelf implants, not use of patient-specific instruments with custom implants. Surgeons, hospitals and other medical facilities may not purchase our products if government and third-party payors deny coverage for such procedures or set reimbursement rates at unfavorable levels for procedures involving use of our products. This could have a material adverse effect on our business and operations.

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

None.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1†
Employment Agreement dated July 29, 2019, by and between Conformis, Inc. and J. Brent Alldredge, its Chief Legal Officer and Corporate Secretary. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q (File No. 001-37474]) filed on August 2, 2019).

10.2*	First Amendment to Loan and Security Agreement, dated as of August 15, 2019, by and among Conformis, Inc. and the other parties thereto.
10.3*^	Asset Purchase Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc.
10.4*^	Distribution Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc.
10.5*^	License Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc.
10.6*^	Development Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc.
10.7*^	First Amendment to Asset Purchase Agreement, dated as of October 23, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc.
10.8*	Form of 2015 Stock Incentive Plan Performance-Vested Restricted Stock Agreement
10.9*	Form of 2019 Sales Team Performance-Based Equity Incentive Plan Performance-Vested Restricted Stock Agreement
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*
Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Indicates management contract or plan.
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

^	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: 11/1/2019

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer

 Date: 11/1/2019

CONFORMIS, INC.

By:	/s/ Frederick W. Driscoll
Frederick W. Driscoll Interim Chief Financial Officer (Principal Financial Officer)