Form 10-K
period 2019-12-31
Conformis Inc
filed 2020-03-03
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $233,752,261. As of February 28, 2020 there were 71,558,324 shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2019. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	our expectations regarding our sales, expenses, gross margin and other results of operations;

•	our strategies for growth and sources of new sales;

•	maintaining and expanding our customer base and our relationships with our independent sales representatives and distributors;

•	our current and future products and plans to promote them;

•	the anticipated trends and challenges in our business and in the markets in which we operate;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	our ability to achieve anticipated milestones under our collaborations;

•	the anticipated timing of our product launches;

•	the future availability of raw materials used to manufacture, and finished components for, our products from third-party suppliers, including single source suppliers;

•	product liability claims;

•	patent infringement claims;

•	our ability to retain and hire necessary employees and to staff our operations appropriately;

•	our ability to compete in our industry and with innovations by our competitors;

•	potential reductions in reimbursement levels by third-party payors and cost containment efforts of accountable care organizations;

•	our ability to obtain reimbursement or direct payment for our products and services;

•	our ability to protect proprietary technology and other intellectual property and potential claims against us for infringement of the intellectual property rights of third parties;

•
potential challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance or manufacturing of our products;

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

ITEM 1. BUSINESS
Overview
We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants and instruments that are individually sized and shaped, which we refer to as personalized, individualized, or sometimes as customized, to fit each patient's unique anatomy. The worldwide market for joint replacement products is approximately $18.9 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We offer a broad line of personalized knee implants and instruments designed to restore the natural shape of a patient's knee. We have sold a total of more than 110,000 knee implants worldwide, including more than 87,000 total knee implants and 22,000 partial knee implants. In multiple clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function, including kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or "off-the-shelf," implants that it was tested against. In 2016, we initiated the broad commercial launch of the iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market. In July 2018, our first Conformis Hip Systems were implanted in a limited commercial launch. On November 11, 2019, we entered full commercial launch of the Conformis Hip System.
Our iFit technology platform comprises three key elements:

•
iFit Design, our proprietary algorithms and computer software that we use to design personalized implants and associated single-use, patient-specific instrumentation, which we refer to as iJigs, based on a computed tomography, or CT, scan of the patient and to prepare a surgical plan personalized for the patient that we call iView.

•	iFit Printing, a three-dimensional, or 3D, printing technology that we use to manufacture iJigs and that we may extend to manufacture certain components of our personalized knee replacement implants.

•	iFit Just-in-Time Delivery, our just-in-time manufacturing and delivery capabilities.
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
Based on clinical data developed independently by orthopedic surgeons comparing our iTotal CR and PS to off-the-shelf total knee replacement implants, as well as our own research and the common approach we employ in the design and manufacture of our products, we believe that our personalized joint replacement implants offer significant benefits to patients, surgeons and hospitals and other medical facilities that are not afforded by off-the-shelf implants.

•	For the patient. We believe that our individualized approach offers better clinical outcomes when compared to off-the-shelf implants based on the following measures:

•	Better fit. We design our personalized joint implants to restore each patient's own native anatomy. As a result, we believe that our implants fit better.

•	Faster recovery. We believe an individual fit requires less bone and soft tissue removal by the surgeon, thereby shortening recovery times.

•
Better function.  We design our personalized implants to follow the particular shape and contour of each patient's joint. As a result, we believe our implants offer an increased potential for a knee or hip that moves more naturally and is more stable.

•	Greater patient satisfaction. We believe our implants offer patients greater overall satisfaction with the results of their knee or hip replacement.
A study of 63 knee replacement surgeries, utilizing our iTotal CR total knee replacement system, published in 2017 in the peer-reviewed Journal of Knee Surgery, or 2017 JOKS, indicates that 84% of patients achieved perfect neutral coronal mechanical alignment after surgery, and that 100% of patients were within the desired alignment range after surgery. At the time the 2017 JOKS Study was conducted, one of the authors of this study was a paid consultant to us. Similarly, a prior retrospective study of 200 knee replacement surgeries published in 2014 in the peer-reviewed Journal of Arthroplasty, or the 2014 JOA Study, indicated that our iTotal CR implant was 1.8 times more likely to be in the desired alignment range after surgery than an off-the-shelf implant. At the time the 2014 JOA Study was conducted, one of the authors of this study was a paid consultant to us. A study published in May 2018 in The Journal of Knee Surgery, a peer-reviewed orthopedic journal, entitled “In Vivo Tibial Fit and Rotational Analysis of a Customized, Patient-Specific TKA versus Off-the-Shelf TKA,” indicated that the iTotal CR knee replacement implant provided better rotational alignment and tibial fit compared to off-the-shelf implants (i.e., non-personalized). We provided financial support for this study and the author is a paid consultant of ours on other matters. In addition, in an October 2019 report from Beyond Compliance, results were presented summarizing five-year data from the England and Wales National Joint Registry demonstrating high survivorship in patients treated with the iTotal CR knee replacement implant, specifically the data showed a low cumulative percent revision of 1.8% for Conformis patients as compared with 2.2% for all total knee replacement patients.

•
For the surgeon.  We believe that the combination of the use of our pre-surgical plan, or iView, and patient-specific iJigs with our personalized joint replacement implants enables a more accurate, reproducible and simplified surgical procedure by reducing the number of required steps and increasing the precision of the placement of the implant. With regard to our Conformis Hip System, our pre-operative surgical plan, or Hip iView, provides anatomical information to surgeons in advance of surgery that is not available today through the use of standard templating tools. In addition, surgeons have input into our hip system designs within a defined range of parameters to allow surgeons to optimize the Conformis Hip System for each patient, including allowing for leg length correction. An acetabular positioning iJig is used to place the acetabular cup in the position which is intended to maximize anatomical coverage of the cup, with the goal of eliminating the need for intra-operative navigation and also reducing or eliminating surgeon exposure to fluoroscopy. Our novel acetabular reaming system interacts with the acetabular iJigs to ream only to a predetermined depth, thereby reducing inadvertent punctures of the pelvis, in a reduced number of procedural steps.

•
For the hospital, ambulatory surgical center or other medical facility.  Our hip and knee replacement joint products are delivered directly to the surgery center in a single, sterile, patient-labeled kit, eliminating the need for surgery centers to stock excess inventory for each surgical procedure. Unlike off-the-shelf systems for both knee and hip, our systems require little to no re-useable instrumentation due to the use of 3D printed iJigs as well as 3D printed intra-operative sizing trials. This eliminates or reduces the quantity of re-useable instruments and trays that must be processed through the facility to support each surgical procedure, which is especially important for ambulatory surgical centers, and reduces per case cost and also the potential risk for infection. Operating room set up time is also reduced due to the limited number of instruments needed which supports the ability to complete more surgical cases in a given day. We believe that our personalized joint replacement implants and iFit technology platform provide a better economic outcome for hospitals or other medical facilities by:

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
As of January 31, 2020, we own or exclusively in-license a total of approximately 356 issued patents and pending patent applications that cover personalized implants and patient-specific instrumentation, or PSI, for all major joints and other elements of our iFit technology platform. Our intellectual property portfolio includes 158 issued United States patents, 127 patents issued in countries outside the United States, and 71 patent applications worldwide. See "Note J—Commitments and Contingencies—Legal Proceedings" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for information regarding our patent litigation.
All of our knee replacement products and related design software have been cleared by the U.S. Food and Drug Administration, or FDA, under the premarket notification process of Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and have received certification to CE Mark. We market our products and services to orthopedic surgeons, hospitals, and other medical facilities, and patients. We use direct sales representatives, independent sales representatives and distributors to market and sell our products in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong, Malaysia, Monaco, Hungary, Spain, Australia, Argentina, Benelux, United Arab Emirates, Italy and other markets.

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
Joint replacement market
According to the Orthopaedic Industry Annual Report for the 2018 calendar year, which was published in May 2019 by Orthoworld Inc., or the 2018 Orthoworld Report, worldwide sales of joint replacement products, including replacements for knees, hips, shoulders, elbows, wrists, ankles and digits outside of trauma, exceeded $18.9 billion in 2018 and are expected to grow to approximately $22.9 billion by the end of 2023.
The 2018 Orthoworld Report estimated that worldwide sales of knee replacement products totaled approximately $9.1 billion and, according to Smart Track, the United States represented approximately 59% of total estimated worldwide sales of such products.
In 2018, according to the 2018 Orthoworld Report, worldwide sales of hip replacement products totaled approximately $7.6 billion. According to Smart Trak, the United States represented approximately 51% of the total estimated worldwide hip replacement sales. Smart Trak estimates that primary total hip replacement implants accounted for approximately 69% of revenue of the 2018 hip replacement market in the United States.
The market for joint replacements extends beyond knee and hip replacements. For example, the treatment of osteoarthritis in the extremities, including the shoulder, elbow, wrist, ankle and digits, may involve the replacement of the affected joint. According to the 2018 Orthoworld Report, the worldwide extremities joint replacement market was estimated at $2.3 billion in 2018.

The Conformis solution
No two joints are the same; accordingly, we believe no two implants should be the same. We believe our personalized joint replacement products, personalized planning services and proprietary technology create an opportunity to disrupt the large, existing market for off-the-shelf orthopedic implants. We use our proprietary iFit Image-to-Implant technology platform to design and manufacture personalized knee implants that are precisely sized and shaped to fit the unique three-dimensional curvatures of each patient's knee, as well as associated personalized, single-use patient-specific instrumentation, which we refer to as iJigs. We believe our proprietary iFit technology platform is applicable to all major joints.

iFit Image-to-Implant technology platform
Our iFit technology platform comprises three key elements:

•
iFit Design, our proprietary algorithms, computer software and design services that we use to design personalized implants and their associated individualized iJigs based on a CT scan of the patient and to prepare a surgical plan personalized for the patient that we call iView.

•	iFit Printing, a 3D printing technology that we use to manufacture iJigs and may extend to manufacture certain components of our personalized replacement implants.

•
iFit Just-in-Time Delivery our just-in-time manufacturing and delivery capabilities. We manufacture the personalized replacement implants and iJigs to order and do not maintain significant inventory of finished products. We deliver the personalized replacement implants and iJigs to the hospital or other medical facility in advance of the scheduled arthroplasty procedure.

We believe our iFit technology platform enables a scalable business model that greatly lowers our inventory requirements, reduces the amount of working capital required to support our operations and allows us to launch new products and product improvements more rapidly, as compared to manufacturers of off-the-shelf implants

Key benefits of our personalized products and services
We use our iFit technology platform to develop personalized joint replacement systems and single-use surgical instruments. Based on clinical data developed independently by orthopedic surgeons comparing our iTotal CR to off-the-shelf total knee replacement implants, as well as our own research and the common approach we employ in the design and manufacture of all of our products, we believe that our personalized joint replacement implants offer significant benefits to patients, surgeons and hospitals or other medical facilities that are not afforded by standard, or "off-the-shelf," implants.

•	For the patient. We believe that our individualized approach offers better clinical outcomes when compared to off-the-shelf implants based on the following measures:

•
Better fit.  Using our proprietary algorithms and computer software, we design our personalized knee and hip implants to restore the patient's own native anatomy. As a result, we believe that our implants fit better and regain better function, which is important to minimize pain and maintain the integrity of the implant.

•	Faster recovery. We believe an individual fit requires less bone and soft tissue removal by the surgeon, resulting in less bleeding and swelling within the knee and shortened recovery times.

•
Better function.  We design and/or plan our implants to match the patient's anatomy to provide a more stable, natural feeling joint. With regard to our personalized knee implant products, we match the patient’s natural "J" curves, corrected for deformities caused by osteoarthritis, preserve the patient's medial and lateral joint lines, and minimize up-and-down rocking and lift-off of the patient's condyles during normal knee movement.

•
Greater patient satisfaction.  We believe that, as a result of our individualized implants fitting and functioning better, patients have greater overall satisfaction with the results of their knee and hip replacements.

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

•
For the surgeon.  We believe that our iFit technology platform offers an improved surgical procedure and greater efficiencies for surgeons when compared to knee and hip replacements with off-the-shelf implants based on the following measures:

•
Improved surgical procedure.  We believe that the combination of the use of our iJigs with our personalized surgical plan and personalized knee and hip implants enable a more accurate, reproducible and simplified surgical procedure by reducing the number of steps and increasing the precision of implant alignment. In our knee replacement procedure, the surgeon received our individualized pre-operative surgical plan or iView, that indicates where the surgeon makes a predetermined number of cuts that are specifically tailored to each patient and designed to result in a precise fit without the need for repetitive cutting of bone or soft tissue. In our hip replacement procedure, the surgeon receives our individualized pre-operative surgical plan, or Hip iView, that provides anatomical information in advance of surgery that is not available today through the use of standard templating tools. In addition, surgeons have input into our hip system designs within a defined range of parameters to allow surgeons to optimize the Conformis Hip System for each patient, including allowing for leg length correction. Our novel acetabular reaming system interacts with the acetabular iJigs to ream only to a predetermined depth, thereby reducing inadvertent punctures of the pelvis, in a reduced number of procedural steps. An acetabular positioning iJig is used to place the acetabular cup in the position which is intended to optimize anteversion, inclination and anatomical bone coverage of the cup, which we believe will eliminate the need for intra-operative navigation, and also the use of fluoroscopy during the procedure, reducing radiation exposure for both the patient and the surgical staff.

•	Bone preservation. We believe our knee implants result in the preservation of more bone for several reasons:

•
We use our iFit technology platform to design each of the bone cuts required to fit our personalized implants so as to minimize bone resection and maximize bone preservation for the individual patient.

•
Our femoral component is fitted using six cuts of the femur as compared to the five cuts typically used with off-the-shelf implants. We reviewed an abstract presented at the 2012 Annual Meeting of the Orthopedic Research Society, which studied stress and fatigue in a six-cut femoral implant model that was thinner than a five-cut model by an average of two millimeters. The six-cut implant model displayed substantially lower maximum stress than a five-cut model at a known high-stress location. At the time of the study, two of the authors of this study were our employees, and two of the authors of this study were paid consultants to us. Based in part on this data, we believe our six-cut implants can be thinner than off-the-shelf implants without sacrificing implant strength. We believe a thinner implant requires the surgeon to remove less bone during implantation.

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

•
Fewer post-operative issues.  We believe our personalized knee implants reduce the number of post-operative issues. Our review of a retrospective study of 248 patients who had undergone a total knee replacement, published in the peer-reviewed journal Arthroplasty Today in 2017, or the 2017 AT Study, indicates that patients who received an iTotal CR had significantly lower transfusion rates (p=0.005) and adverse event rates at discharge (p=0.003) and at 90 days post-discharge (p=0.023) than patients who received an off-the-shelf total knee replacement implant. We provided financial support for this study. At the time of this study, one of the authors of this study was a paid consultant to us.

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

•
For the hospital, ambulatory surgical center or other medical facility.  We believe that our personalized implants and iFit technology platform provide a better economic outcome for hospitals or other medical facilities through:

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

•
Improved productivity in the OR.  We believe that the iJigs we provide with our implants eliminate many of the intraoperative sizing steps and reduce the number of positioning steps necessary with off-the-shelf products. In addition, our approach of delivering a single-package with pre-sterilized, single-use instruments allows for a more streamlined and efficient operating room through quick and easy set up and tear down. As a result, we believe that knee and hip replacements with our personalized knee and hip implants can improve turnaround times with the potential for more procedures to be completed within the same amount of time and for hospitals or other medical facilities to generate additional revenue.

•
Shorter stays.  We believe that our personalized total joint replacements may shorten hospital or other medical facility stays. Our summary of the results of the 2017 AT Study indicates that a statistically significantly greater percentage of patients who underwent total knee replacement were discharged in fewer than three days following surgery (p=0.037) in the iTotal CR group (42%) than in the off-the-shelf group (30%). Our summary of a study published in Reconstructive Review in 2019, of 62 patients with either our iTotal CR or an off-the-shelf implant in a “Fast Track” protocol, also indicates that a significantly higher (p≤0.05) proportion of iTotal CR patients (66%) were discharged in less than 1 day when compared to off-the-shelf patients (30%).

•
Economic Savings. We believe that our technology offers the potential of significant economic savings to hospitals or other medical facilities and payors. For example, the 2017 AT Study compared adverse events rates and cost of care for total knee arthroplasty patients treated with either personalized individually made implants or off-the-shelf implants. In that study, the total average real hospital costs between the personalized implant and off-the-shelf groups were nearly identical (customized implant $16,192 vs OTS $16,240), suggesting that patients with customized implants received improved hospital outcomes at no additional cost to the hospital. However, risk-adjusted per patient total cost of care showed a net savings of $914 per patient for the customized implant group for bundle of care, including the preoperative computed tomography scan, total knee arthroplasty hospitalization, and discharge disposition. Follow-up care costs demonstrated a savings of $1,313 per patient. Additionally, a retrospective study that we funded, reviewed over 4,000 Medicare patients who had undergone total knee replacement, was published in the peer-reviewed journal Orthopaedic Proceedings in October

2018, indicated that the cost of care over a 12-month total episode of care was, on average, $1,697 lower for patients who received our personalized implants compared to patients who received off-the-shelf total knee implants.

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

Our strategy
Our objective is for our personalized implants to become the standard of care for orthopedic joint replacement surgery. We believe that our iFit Image-to-Implant technology platform will enable us to offer a wide variety of personalized joint replacement implants with superior performance that offer key clinical and economic benefits over off-the-shelf implants. Key elements of our strategy to achieve our objective are to:

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

•
Leverage the clinical and economic benefits of our products and technologies.  We believe our personalized implant products offer important clinical and economic benefits to patients, surgeons and hospitals or other medical facilities. Potential benefits include better function, less bone resection, less blood loss, greater patient satisfaction, reduced length of stay and lower adverse event rates. These potential economic benefits for hospitals or other medical facilities also include reduced procedure times and reduced instrument management, cleaning and sterilization costs. We believe that our iFit technology platform will allow us to offer products for other joints that also afford important clinical and economic benefits. We have designed and sponsored studies that support these clinical and economic data. We will continue to establish these potential benefits through the design and sponsoring of studies to increase our available clinical and economic data.

•
Seek to obtain enhanced reimbursement or create alternative payment models to enhance patient access and information. We believe that today’s reimbursement system does not easily allow for patients to realize the value of our technology. Currently, hospitals and other medical facilities purchase implants for use in joint replacement. Because hospitals are typically paid a global fee that includes implant acquisition costs, we do not believe that hospitals' interests are completely aligned with patient interests. Hospitals, for example, are incentivized to obtain the lowest cost joint replacement system to maximize profits while patients may place greater weight on performance and other factors. While many hospitals may rely on surgeon recommendations regarding implant purchase decisions, the increasing trend toward hospital-employee physicians and gainsharing have created a disincentive for physicians to provide full information to patients about their decision-making process relating to, and evaluation of, various surgical options, including the price-versus-performance value tradeoff between various replacement systems. To address these trends, we support clinical studies to demonstrate the overall value of our implants to the healthcare system, which could become increasingly important in bundled care settings. We also educate surgeons, hospitals and third-party payors on our existing clinical and economic benefits. And we actively reach out to private insurers to discuss both their reimbursement policies and how we can collaborate on alternate payment models. Additionally, we provide patient-focused educational and marketing materials to better provide patients, in collaboration with their surgeons, the tools to make more informed decisions about the choices of joint replacement systems available to them.

•
Broaden our product portfolio by launching additional personalized orthopedic implants and complementary non-individualized or standard implants.  While our initial focus has been on the knee implant market, we believe our iFit technology platform is applicable to personalized implants for all major joints in the body and multiple implant subcategories within each joint. In 2017, we received clearance from the FDA for the Conformis Hip System, our first personalized hip replacement implant, which we launched on a limited basis in the second half of 2018. In November 2019, we received FDA clearance for and entered full commercial launch of the Conformis Hip System. We are planning for a limited commercial launch of a second stem for the Conformis Hip System in the second half of 2021. We launched on a limited basis our next generation iTotal CR Identity knee replacement implant in the second half of 2019 and are planning a full commercial launch for both the iTotal CR and PS Identity knee replacement implants in the second half of 2020. We have put the development of the next generation of our iUni partial knee replacement system on hold in order to focus on an iTotal cementless option for our iTotal knee implant. We are planning for a limited commercial launch of a femur cementless or Press Fit option for our iTotal knee implant in the first half of 2020 and a limited commercial launch of a tibia cementless or Press Fit option in the first half of 2021. We also expect a limited commercial launch of our full system Identity knee replacement implants in the second half of 2021. We also may seek to apply our iFit technology platform to develop additional product opportunities in the knee and hip replacement markets and other orthopedic markets in the longer-term, including shoulder, other extremities and spine.

•
Optimize our just-in-time manufacturing processes.  We have built state-of-the-art manufacturing processes, including proprietary software and 3D printing capabilities. We are continuing to invest in these processes, as we believe they provide us important competitive advantages, including:

•	expansion of gross margin through various initiatives, including the ongoing vertical integration of some of our manufacturing processes and/or off-shoring of appropriate processes;

•	shorter product design and development time frames; and

•	continuous improvement of our products without the difficulty faced by our competitors of making obsolete a large inventory of off-the-shelf implants and instruments.

•
Enhance our patent portfolio and continue to exploit our patent position.  As of January 31, 2020, we own or exclusively in-license a total of approximately 356 issued patents and pending patent applications that cover personalized implants and PSI for all major joints and other elements of our iFit technology platform. See "Note J—Commitments and Contingencies" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for information regarding our patent litigation.

Our products
Knee replacement products
We offer a broad line of primary knee replacement implants, both partial and total, that we personalize through proprietary software and services to fit the individual patients. Surgeons use our family of personalized knee implants to treat mild to severe osteoarthritis of the knee. All of our knee replacement products and related design software have been cleared by the FDA under the premarket notification process of Section 510(k) of the FDCA. We also have received CE Mark certification for Europe and applicable geographies. We deliver our personalized knee replacement implants and iJigs, together with iView, to the hospital or other medical facility in a single pre-sterilized package in advance of the scheduled arthroplasty procedure.
The following is an overview of each of our knee replacement implant products:

iTotal CR is the only cruciate-retaining, personalized total knee replacement system on the market designed to restore the natural shape of a patient's knee. We introduced the iTotal CR in 2011 and launched new generations in each of 2012, 2013 and 2015. The iTotal CR includes a femoral implant, a tibial tray, and dual medial and lateral polyethylene tibia tray inserts, which serve as a cushion between the femoral and tibial components, all of which are individually made for the particular patient, together with a polyethylene patella designed to work with our personalized components.

The iTotal PS is the only posterior cruciate ligament substituting, or posterior-stabilized, personalized total knee replacement product on the market designed to restore the natural shape of a patient's knee. We introduced the iTotal PS in 2015. The iTotal PS includes a femoral implant with a metal cam, a tibial tray, and a single polyethylene tibia tray insert, which includes a plastic spine, all of which are individually made for the particular patient, together with a polyethylene patella designed to work with our personalized components.

The iDuo is the only personalized bicompartmental knee replacement system on the market. The iDuo is considered a bicruciate-retaining knee replacement because the surgeon may retain both the anterior cruciate ligaments, or ACL, and posterior cruciate ligaments, or PCL. We introduced the iDuo in 2007 and launched a second generation in 2010. The iDuo includes a femoral implant, a tibial tray and a single polyethylene tibia tray insert, all of which are individually made for the particular patient, together with a polyethylene patella designed to work with our personalized components.

The iUni is a personalized unicompartmental knee replacement product for treatment of the medial or lateral compartment of the knee. The iUni is considered a bicruciate-retaining knee replacement because the surgeon retains both the ACL and PCL. We introduced the iUni in 2007 and launched a second generation in 2009. The iUni includes a femoral implant, a tibial tray and a single polyethylene tibia tray insert, all of which are individually made for the particular patient.

Building off the legacy of the iTotal platform the iTotal® Identity is Conformis’ newest patient-specific knee system. The customized femur and new titanium tibial implant are designed to fit specific anatomy to reduce sizing compromises and allow for optimal bone preservation. The knee system is delivered in a single, pre-sterilized kit with surgeon selected polyethylene inserts. Identity incorporates new design features such as tibial stem extensions, and refined patient-specific instrumentation (PSI), to provide a more traditional bone-cutting experience.

Hip replacement products
Conformis Hip System
As with the knee, no two hips are the same. They vary in size and shape. As is the case for knee replacements, off-the-shelf hip replacement implants are offered in a limited number of standard shapes and sizes. Also, off-the-shelf hip implants require a large number of reusable instrument trays and the same instrument management challenges and costs of cleaning and sterilization associated with off-the-shelf knee implants. In addition, orthopedic surgery using off-the-shelf hip implants is characterized by a difficult surgical technique and can suffer from a lack of reproducibility in component placement.
On November 6, 2019, we received FDA 510(k) clearance for our full commercial release of the Conformis Hip System product, and we market-launched the system on November 11, 2019. Similar to the design process we use for our knee implant products, we use proprietary software, to design and manufacture our Conformis Hip System implants and iJigs. After each patient’s CT scan is converted into a 3-dimensional computer model, the unique measurements of each patient’s anatomy are transformed into a comprehensive, individualized, pre-operative surgical plan, or Hip iView, that is delivered to the surgeon in advance of the operation. The Hip iView provides anatomical information to the surgeon that is not available today through the use of standard templating tools. Surgeons have input during the planning process within a defined range of parameters to allow them to optimize the Conformis Hip System for each patient, including allowing for leg length and offset correction. Our Conformis Hip System provides a femoral stem with a patient-specific neck and the planned sizes for the acetabular cup, liner and head. Combined with the Hip iView, our Conformis Hip System allows for improved operating room efficiency and decreased inventory needs of the facility. In addition, our Conformis Hip System includes a novel acetabular reaming system that interacts with the acetabular iJigs to ream only to a predetermined depth in a reduced number of procedural steps. Our Conformis Hip System further includes an acetabular positioning iJig that is used to place the acetabular cup in the position which is intended to optimize anteversion, inclination and anatomical coverage of the cup, with the goal of eliminating the need for intra-operative navigation, reducing surgeon, staff and patient exposure to fluoroscopy.
As of January 31, 2020, over 31 surgeons have implanted an aggregate of more than 481 Conformis Hip Systems. To date, surgeon feedback is confirming our expectations related to improved surgical efficiencies.
We believe the introduction of the Conformis Hip System will provide synergies with our existing line of personalized knee implants because most surgeons who perform knee replacements also perform hip replacements and knee and hip replacement implants are sold through the same distribution channels. We also believe our surgical plan and improved surgical technique for hip arthroplasty will attract surgeons who are not current customers. Thus, we believe that the Conformis Hip System complements our existing product line and will allow us to expand our customer base, sales force and distribution channels.

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

Cordera Hip System
In addition to the patient-specific Hip System, we received FDA 510(k) clearance on August 28, 2019 for an off-the-shelf Cordera Hip System. The stems are offered in the same sizes as the patient-specific system and come in two standard neck angles and two standard neck lengths. Combined with our existing head and acetabular cup line, we can offer a standard off-the-shelf system, with or without surgical pre-planning and without the wait for personalization. The Cordera Hip System, similar to standard off-the-shelf systems, does not offer personalized neck lengths, neck angles or versions.

Our proprietary iJigs
Our iJigs are personalized, single-use, patient-specific instrumentation. The iJigs we deliver with our joint replacement products include the guides and instruments the surgeon requires to remove the bone and soft tissue necessary to fit our personalized implant to the patient. We believe that providing our iJigs with our personalized implants enables a more accurate, reproducible and simplified surgical procedure by reducing the number of steps and increasing the precision of the alignment.
In an off-the-shelf procedure, the surgeon must have large numbers of reusable instruments available because the surgeon does not know in advance which bone cuts and other tissue removal will be necessary to prepare the patient to receive the off-the-shelf implant. A knee replacement procedure performed using our personalized implants and iJigs requires only one tray of reusable instruments, which we provide to the hospital or other medical facility, as compared to a knee replacement procedure using an off-the-shelf implant, which requires approximately 6 to 8 double-tiered, reusable instrument trays, which the off-the-shelf manufacturer provides to the hospital or other medical facility. A hip replacement procedure performed using our personalized implants and iJigs requires only 2 trays of reusable instruments, which we provide to the hospital or other medical facility, as compared to a hip replacement procedure using an off-the-shelf implant, which requires approximately 5 to 7 double-tiered, reusable instrument trays, which the off-the-shelf manufacturer provides to the hospital or other medical facility. We provide our implants with a full set of iJigs in a single package. Our iJigs arrive sterile and are discarded after use.

Clinical studies
In evaluating the clinical and economic benefits of our personalized knee implants, we consider results obtained from studies sponsored by us, conducted by orthopedic surgeons who are paid consultants to us and conducted independently by orthopedic surgeons, including studies that compare our personalized knee implants with off-the-shelf knee implants. As of January 31, 2020, there have been more than 30 peer-reviewed journal articles and numerous abstracts either presented or accepted for presentation at conferences reporting on the results of clinical studies of our personalized knee implants. Of the published or presented studies known to us that compared our knee replacement product to an off-the-shelf product, most reported either that the performance of our knee replacement product was superior to an off-the-shelf product on the reported measures or that there were no statistically significant differences detected between the performance of our knee replacement product and an off-the-shelf knee replacement product on those measures.

Sales and marketing
We market and sell our products in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong, Malaysia, Monaco, Hungary, Spain, Australia, Argentina, Benelux, United Arab Emirates, Italy and Greece. We expect that our international activities will increase over the foreseeable future as we continue to pursue opportunities in additional international markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated results of operations—Product revenue" in this Annual Report on Form 10-K for a summary of product revenue by geography. We market our products to orthopedic surgeons, hospitals and other medical facilities, including ambulatory surgery centers, and patients. We expect to expand the size of our sales and marketing capabilities by entering into additional independent sales and distributor representative arrangements in key territories.
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
We believe surgeons appreciate the clinical and economic benefits, including increased patient satisfaction, operating room efficiencies and lower adverse event rates, that we believe our products offer. In addition, we believe surgeons will appreciate the additional patient information and improved surgical efficiencies provided by our Conformis Hip System. We believe hospitals and other medical facilities, including ambulatory surgical centers, focus on the economic benefits that we believe are associated with our products, such as fewer instrument trays to manage, clean and sterilize, reduced operating room time, faster operating room set up and breakdown time and lower adverse event rates. We believe patients are interested in returning to daily activities quickly and are attracted to our personalized approach. We employ direct-to-consumer marketing, primarily through patient testimonials, social media, search engine marketing, and print, online, radio and television news reports.
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

Research and development
Our internal research and development efforts are focused on continued innovation to develop personalized implants for the knee and hip and to assess the application of our iFit technology platform to other major joints.
In our research and development activities, we actively work on:

•	new products and services development;

•	enhancements of existing products and software;

•	improvements in our iFit technology platform to further advance production efficiency and decrease the production time from receipt of an order to delivery of our product; and

•	advancements of our iFit technology platform that will enable us to provide our personalized products to a larger customer base, which we refer to as mass personalization.

Our team of 25 full-time research and development employees has extensive experience in biomechanical engineering, manufacturing engineering and software engineering and development. A significant portion of our research and development activities involves the development of proprietary algorithms and computer software that underpins our entire iFit technology platform. For the years ended December 31, 2019, and 2018, company-sponsored research and development expense was $12.5 million, and $16.9 million, respectively.
When we develop a new product or seek to improve our existing products, our team of biomechanical, process and software engineers typically collaborates closely with experienced orthopedic surgeons and other independent scientists. After we complete the development of a new product or an improvement to an existing product, we seek regulatory clearance before selling the product.

Manufacturing
We conduct our manufacturing activities in state-of-the-art design and manufacturing facilities in Wilmington, Massachusetts and Wallingford, Connecticut.
Our design services include the production of unique, individualized, computer-aided designs (“CAD” or “CAD designs”) on a per-patient basis either in-house and/or through a third party in India. We use the result of these design services to direct a majority of our product manufacturing efforts. As part of our manufacturing cost reduction efforts we have implemented, in 2017 and 2018, we continued transitioning our in-house CAD labor force to the third party in India and, in 2018, we significantly reduced our in-house CAD labor force. We manufacture all of our patient-specific instruments, or iJigs, tibial trays used in our total knee implants, polyethylene tibia tray inserts for our total knee implants, at our facility in Wilmington, Massachusetts. In 2017, we completed the purchase of certain assets and assumed certain liabilities of Broad Peak Manufacturing, LLC or BPM in Wallingford, Connecticut. Our femoral implant components are polished and passivated at our facility in Wallingford, Connecticut. We outsource the production of the femoral and other implant components to third-party suppliers. Our suppliers make our personalized implant components using the CAD designs we supply.
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
In the future, if and as the volume of our product sales increases, we expect to take the following steps in connection with our manufacturing activities:

•	continue to increase the production of certain components of our products that we manufacture in-house, which we believe we can manufacture at a lower unit cost than vendors we currently use;

•	develop new versions of our software used in the design of our personalized joint replacement implants, which we believe will reduce costs associated with the design process; and

•	obtain more favorable pricing of certain components of our products manufactured for us by third parties.
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

Quality assurance
We apply a variety of automated and manual quality controls to our iJigs, implant components and other instruments we supply to ensure that our products meet specified requirements. Members of our quality department also inspect our devices at various stages during the manufacturing cycle to ensure quality to specifications. Our quality department audits our suppliers on a set interval and schedule to ensure compliance to appropriate ISO standards, FDA regulations and to our specifications, policies and procedures for our devices.
We and our suppliers are subject to extensive regulation by the FDA under its Quality System Regulation, or QSR. The QSR requires manufacturers to establish and follow quality systems consistent with the QSR framework to ensure that their products consistently meet applicable requirements and specifications. In accordance with the QSR framework, we have validated and/or verified the processes used in the manufacturing and testing of our devices. Our Wilmington and Wallingford manufacturing facilities are FDA registered, and we believe they are compliant with the FDA's QSR. We have also received certification from the British Standards Institution, or BSI, a Notified Body to the International Standards Organization of our quality system. Certification by a Notified Body is a necessary element of obtaining CE Marking in the EU. We are subject to periodic, announced and unannounced inspections by BSI, the FDA, and other governmental agencies. We continue to monitor our quality system and management efforts in order to maintain our overall level of compliance. See "Regulatory requirements" below.

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
We typically seek patents on inventions relating to personalized implants and iJigs, and on their methods of manufacture. We generally file patent applications in the United States, the major markets in the EU, and in select other commercially important countries. We typically rely on trade secret protection for our proprietary algorithms that we use to design personalized implants and iJigs.

Patent rights
As of January 31, 2020, we owned or exclusively in-licensed 285 issued patents around the world, including 158 patents issued in the United States and 127 foreign patents.

•
With respect to the patents that we own relating primarily to our personalized joint replacement implants, the first nonprovisional application was filed in 2002 claiming priority to a provisional application filed in 2001 and is expected to expire in 2022 and the other patents are expected to expire between 2022 and 2033.

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

As of January 31, 2020, we owned or exclusively in-licensed 71 patent applications, including 21 patent applications pending in the United States and 50 foreign patent applications.

•
With respect to the patent applications that we own relating primarily to our personalized joint replacement implants, patient-specific instrumentation, and our iFit technology, the first were filed in 2001 and if patents issue on these applications, they would be expected to expire in 2022 and if patents issued on the other patent applications, such patents would be expected to expire between 2022 and 2034. Our patent portfolio covers a range of subject matter, including:

•	personalized articular implants for the knee, hip, spine, shoulder, ankle and extremities;

•	personalized instrumentation including for joint replacement and ligament reconstruction;

•	imaging technology;

•	3D printing technology for implants and instruments;

•	methods of designing personalized implants and instruments; and

•	methods of manufacturing personalized implants and instruments.

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
Patent litigation
See Part II, Item 3, Legal Proceedings of this Annual Report on Form 10-K.

Licenses to others
License agreement with MicroPort
In 2015, we entered into a worldwide license agreement with MicroPort. Under the terms of this license agreement, we granted a perpetual, irrevocable, non-exclusive license to MicroPort to use patient-specific instrument technology covered by our patents and patent applications with off-the-shelf implants in the knee. This license does not extend to patient-specific implants. This license agreement provides for the payment to us of a fixed royalty at a high single to low double digit percentage of net sales on patient-specific instruments and associated implant components in the knee, including MicroPort's Prophecy patient-specific instruments used with its Advance and Evolution implant components. This license agreement also provided for a single lump-sum payment by MicroPort to us of low-single digit millions of dollars upon entering into the license agreement, which has been paid. This license agreement will expire upon the expiration of the last to expire of our patents and patent applications licensed to MicroPort, which currently is expected to occur in 2031.
License agreement with Wright Medical
In 2015, we entered into a non-exclusive, fully paid up, worldwide license agreement with Wright Medical. Under the terms of this license agreement, we granted a perpetual, irrevocable, non-exclusive license to Wright Medical to use patient-specific instrument technology covered by our patents and patent applications with off-the-shelf implants in the foot and ankle. This license does not extend to patient-specific implants. This license agreement provided for a single lump-sum payment by Wright Medical to us of mid-single digit millions of dollars upon entering into the license agreement, which has been paid. This license agreement will expire upon the expiration of the last to expire of the patents and patent applications licensed to Wright Medical, which currently is expected to occur in 2027.
License agreement with Smith & Nephew
In 2018, we entered into a worldwide license agreement with Smith & Nephew. Under the terms of this agreement, we granted a perpetual, irrevocable, non-exclusive license to Smith & Nephew to use patient-specific instrument technology covered by our patents and patent applications with off-the-shelf implants. With respect to knee implants, Smith & Nephew agreed to pay a single lump-sum payment of $10.5 Million upon entering into the license agreement, which has been paid. Smith & Nephew also agreed to pay to us a fixed royalty at a high single to low double digit percentage of net sales on any future sales of patient-specific instruments for use with off-the-

shelf implants for joints other than knees. Additionally, under this agreement, we granted a perpetual, irrevocable, non-exclusive license to Smith & Nephew to use certain knee implant technology covered by our patents and patent applications with off-the-shelf implants in the knee. Smith & Nephew granted to us a worldwide, perpetual, irrevocable, non-exclusive license to certain patents and patent applications owned by Smith and Nephew and certain patents and patent applications exclusively licensed by Smith & Nephew from Kinamed covering knee replacement implants and instruments in connection with the sale of patient-specific implants. No payment was due from us to Smith & Nephew. The rights granted by us to Smith & Nephew under this license do not extend to any uses associated with patient-specific implants, and the rights granted by Smith & Nephew to us do not extend to any uses associated with off-the-shelf implants.
License agreement with Stryker

On September 30, 2019, we entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics or Stryker. In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the agreements, we agreed to sell and license to Stryker certain assets relating to our patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. We received $14 million upfront and will receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. Under the long-term Distribution Agreement, we will supply patient-specific instrumentation to Stryker. We may be required to pay back a portion of the initial payment as it is contingent on the successful completion of milestones set forth in the Development Agreement and License Agreement.

Trademarks
As of January 31, 2020, we have filed 142 trademark registrations in the United States and in other major markets worldwide, including the following marks: Conformis, iFit, iTotal, iDuo, and iUni. We have 1 trademark application pending worldwide.

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

The prices that we charge our hospital customers for our products vary based on such factors as the volume of product being purchased, geographic region, reimbursement environment and competitive factors. We believe that our current pricing for our products generally is within the same range as that of our principal competitors who offer a standard off-the-shelf-implant, with a premium of five percent on average.

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
To date, none of our submissions to the FDA have entered the premarket approval stages or required the submission of clinical data. However, we have conducted and continue to conduct numerous post-market studies aimed at demonstrating the clinical benefits of our personalized knee replacement systems as compared to off-the-shelf systems.

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
Even after we receive a CE Certificate of Conformity enabling us to affix the CE Mark on a product and to sell our product in the EEA countries, a Notified Body or a competent authority may require post-marketing studies of our product. Failure to comply with such requirements in a timely manner could result in the withdrawal of our CE Certificate of Conformity and the recall or withdrawal of our product from the market in the EU, which would prevent us from generating revenue from sales of that product in the EEA. Moreover, each CE Certificate of Conformity is valid for a maximum of five years, but more commonly three years. Our current CE Certificates of Conformity are valid through May 8, 2021 for our iTotal CR product, December 2, 2022 for our iUni product, May 26, 2024 for our iDuo product. Our iTotal PS product CE Certificate of Conformity expires on March 5, 2020 and we expect to receive a renewal certificate before expiration. At the end of each period of validity we are required to apply to the Notified Body for a renewal of the CE Certificate of Conformity. There may be delays in the renewal of the CE Certificate of Conformity or the Notified Body may require modifications to our products or to the related Technical Files before it agrees to issue the new CE Certificate of Conformity.

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
The European Union regulatory bodies finalized a new Medical Device Regulation, or MDR, in 2017, which replaces the existing Directives and provided three years for transition and compliance. We must be compliant with the applicable requirements of the MDR by May 2020. The MDR will significantly change several aspects of the existing regulatory framework, such as clinical studies and data requirements and introduce new ones, such as unique device identification, post marketing clinical reports and patient identification. We and the Notified Bodies who will oversee compliance with the new MDR face uncertainties as the MDR is rolled out and enforced by the Commission and EEA Competent Authorities, creating risks in several areas, including the CE Marking process and data transparency, in the upcoming years. Major Quality System updates, including Clinical Evaluation and Post Market Surveillance, are complete and being rolled out. The technical documentation updates for our first product to require MDR CE Marking are underway. Our EU MDR Quality System audit was accepted by the Notified Body and we are currently awaiting the scheduling date for our Quality System audit, which will include witness tests and reconciliation activities during on-site audits to ensure that the quality management system is working properly. We expect to be compliant with the applicable requirements of the EU MDR by May 2020.
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
Sales of our products will depend, in part, on the extent to which the costs of such procedures involving the use of our products cleared by the FDA and approved by other government authorities will be covered by third-party payors, including government health programs in the United States, such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a particular procedure may be separate from the process for setting the price or reimbursement rate that the payor will pay for the procedure once coverage is approved. Third-party payors may limit coverage to particular procedures on an approved list, or formulary, which might not include all of the approved procedures involving the use of our products for a particular indication.
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
In January 2017, the rate of reimbursement for surgical procedures using our products in Germany was changed. Previously, all procedures in which our products were used were reimbursed under the same reimbursement code, or “Sonderprothesen,” OPS code 5.822.91. Beginning January 1, 2017, the reimbursement for surgical procedures using our iTotal CR and iTotal PS products increased by approximately 3.7%, while the reimbursement for surgical procedures using our iUni products decreased by approximately 36.3%, and the reimbursement for surgical procedures using our iDuo products decreased by approximately 27.0%. In addition to being affected by changes in reimbursement rates, use of our products for each patient in Germany may also be subject to approval by the Medizinischer Dienst der Krankenkassen (translated: Medical Service of Health Insurance), or MDK. Beginning in 2016, we experienced a significant increase in the number of denials by MDK for increased cost associated with the use of our products and, in such instances, the amount of reimbursement to the hospitals and other medical facilities was lowered to that of an off-the-shelf knee. We believe that the change in the rate of reimbursement for surgical procedures using our iTotal CR and iTotal PS products has not materially impacted sales in Germany. The decrease in the rate of reimbursement for surgical procedures using our iUni and iDuo products and the increasing denials by MDK for approval under the higher reimbursement code has adversely impacted our sales in Germany.
In January 2019, the rate of reimbursement for surgical procedures using our products in Germany was changed. Beginning January 1, 2019, the reimbursement for surgical procedures using our iTotal CR and iTotal PS products increased by approximately 1.6%, while the reimbursement for surgical procedures using our iUni and iDuo products increased by approximately 30% and 11%, respectively. Though this increase in reimbursement is a positive change, especially with regard to our iUni and iDuo products, we continue to experience MDK denials of the higher reimbursement code, which continues to adversely impact our sales in Germany. We are working with our physicians and hospitals and other medical facilities in Germany and experienced consultants to appeal MDK denials and demonstrate to MDK the benefits of our products, including patient satisfaction and recovery rates. In the fourth quarter of 2019, sales in Germany represented 10% of our total product sales.
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
Financial information about segments and geographic areas

We operate as one reportable segment as described in "Note B—Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The countries in which we have local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), Germany, and the rest of the world, which consists of the United Kingdom predominately and several other foreign countries. Sales are attributable to a geographic area based upon the customer’s country of domicile. Net property, plant and equipment are based upon physical location of the assets. Additional financial information about geographic areas is included in "Note O—Segment and Geographic Data" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Employees
As of January 31, 2020, we had 271 employees, including 262 full-time employees, 38 of whom were engaged in sales and marketing, 31 in research and development, 125 in manufacturing and service, 43 in regulatory, clinical affairs and quality activities and 34 in general administrative and accounting activities. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
Our corporate information
We were incorporated under the laws of the State of Delaware in 2004. Our principal executive offices are located at 600 Technology Park Drive, Billerica, MA 01821, and our telephone number is (781) 345-9001. Our website is http://www.conformis.com.
Available information
We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC's website at http://www.sec.gov. We also make available, free of charge on our website www.conformis.com, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.

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
We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses for the next several years. Our net loss was $28 million for the year ended December 31, 2019, and $43 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $504 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing, manufacturing and other expenses as our business continues to grow and we expand our product offerings. Additionally, our general and administrative expense will continue to increase due to the additional operational and reporting costs associated with our expanded operations and being a public company. We will need to generate significant additional revenue to achieve and then maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. In addition, our growth may slow, for reasons described in these risk factors. Our failure to become and remain profitable would decrease the value of our Company and could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue our operations.
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
 We are a party to an Equity Distribution Agreement dated May 10, 2017, or the Distribution Agreement, with Canaccord Genuity Inc., ("Canaccord"), as sales agent, pursuant to which we may issue and sell shares of our common stock from time to time in “at-the-market” offerings.  Additionally, we are a party to a purchase agreement dated December 17, 2018, or the Stock Purchase Agreement, with Lincoln Park Capital Fund, LLC, or LPC, pursuant to which we have the right, at our sole discretion, to sell to LPC up to $20 million worth of shares of our common stock. We expect to further engage in additional equity or debt financings to secure additional funds within the next two years, and we may need to engage in additional equity or debt financings to secure additional funds after that. We may not be able to obtain additional financing on terms favorable to us, or at all. To the extent that we raise additional capital through the future sale of equity or debt, including pursuant to the Distribution Agreement and the Stock Purchase Agreement, the ownership interest of our stockholders will be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders or involve negative covenants that restrict our ability to take specific actions, such as incurring additional debt or making capital expenditures.
Our existing and any future indebtedness could adversely affect our ability to operate our business.

Our Loan and Security Agreement (the “2019 Secured Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and lender, East West Bank and the other lenders party thereto from time to time (collectively, the "Lenders"), provides for term loans and a revolving credit facility to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million. The term loan facility established under the 2019 Secured Loan Agreement is secured by substantially all of our and our U.S. subsidiaries' properties, rights and assets. The 2019 Secured Loan Agreement includes a trailing six months' revenue test, a liquidity covenant and an additional liquidity covenant that is applicable if there are borrowings under the revolving credit facility. The 2019 Secured Loan Agreement also includes customary representations, affirmative and negative covenants. Additionally, the 2019 Secured Loan Agreement includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Innovatus, as collateral agent, with the right to accelerate all obligations under the 2019 Secured Loan Agreement and to exercise remedies against us and the collateral securing the credit facility, including foreclosure against assets securing the credit facilities, including our cash.  These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, one or more judgments against us in an amount greater than $500,000, changes with respect to governmental approvals and FDA actions.

2017 Secured Loan Agreement
On January 6, 2017, we entered into the 2017 Secured Loan Agreement with Oxford, and accessed $15 million of borrowings under Term Loan A at closing and an additional $15 million of borrowings under Term Loan B on June 30, 2017. We were unable to access an additional $20 million potentially available to borrow through June 2018 due to a failure to satisfy certain revenue milestones and customary drawdown conditions. Pursuant to a fifth amendment to the 2017 Secured Loan Agreement, or the Fifth Amendment, on December 13, 2018, we pre-paid $15 million aggregate principal amount of the $30 million outstanding principal amount, as a pro rata portion of the Term A Loan and Term B Loan, together with accrued and unpaid interest thereon and a pro rata prepayment fee. On June 25, 2019, the Company elected to prepay the remainder of the Oxford term loan outstanding (along with accrued interest and applicable final payment and prepayment fee) using the proceeds from the 2019 Secured Loan Agreement. The prepayment of the debt was accounted for as a debt extinguishment and the Company incurred a loss on the extinguishment recognized in Interest expense of $1.1 million. For further information regarding this facility, see “Note K—Debt and Notes Payable-2017 Secured Loan Agreement” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

2019 Secured Loan Agreement

On June 25, 2019, the Company entered into a new loan and security agreement (the “New Credit Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), as a collateral agent and lender, East West Bank (the “Bank”) and the other lenders party thereto from time to time (collectively, the “Lenders”), pursuant to which the Lenders agreed to make term loans and a revolving credit facility to the Company to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million (the "2019 Secured Loan Agreement").  We used the proceeds from the 2019 Secured Loan Agreement to pay off the $15 million term loan from Oxford Finance LLC.

The term loan facility established under the New Credit Agreement is secured by substantially all of the Company’s and its U.S. subsidiaries’ properties, rights and assets.

The 2019 Secured Loan Agreement includes a trailing six months' revenue test, a liquidity covenant and an additional liquidity covenant that is applicable if there are borrowings under the revolving credit facility. The term loan under the New Credit Agreement bears interest at a floating annual rate calculated at the greater of the variable rate of interest as most recently announced by the Bank as prime or 5.50%, plus 3.75% (“Term Loan Basic Interest Rate”). The Company is required to make monthly interest only payments in arrears on the term loan for four years; provided that the Company has elected to pay 2.50% per annum of such Term Loan Basic Interest Rate in-kind by adding an amount equal to 2.50% per annum of the outstanding principal amount to the then outstanding principal balance on a monthly basis until the third anniversary of the New Credit Agreement. Commencing on July 1, 2023, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of the term loan, together with accrued interest, in arrears, to the Lenders. All unpaid principal, accrued and unpaid interest with respect to the term loan, and a final fee in the amount of 5.0% of the term loan commitment, is due and payable in full on the term loan maturity date of June 1, 2024. Under the New Credit Agreement, the Bank will make loans of up to $10,000,000 from time to time outstanding, subject to availability based on a borrowing base equal to (i) 85.00% of eligible accounts, subject to a maximum of 2.50% dilution based upon collections, minus (ii) the Company’s foreign accounts receivable credit insurance’s outstanding co-payment and minimum annual deductible (that has not been used at the applicable time). Advances under the revolving credit facility bear interest at a rate of 0.50% above the Bank’s prime rate. Interest on the revolving advances is payable monthly in arrears and the principal is due in full on June 1, 2024.

At the Company’s option, the Company may prepay all, but not less than all, of the term loans advanced by the Lenders under the term loan facility after the first year, subject to a prepayment fee and an amount equal to the sum of all outstanding principal of the term loans plus accrued and unpaid interest thereon through the prepayment date, a final fee, plus all other amounts that are due and payable, including the Lenders’ expenses and interest at the default rate with respect to any past due amounts.

The 2019 Secured Loan Agreement also includes customary representations, affirmative and negative covenants. Additionally, the 2019 Secured Loan Agreement includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Innovatus, as collateral agent, with the right to accelerate all obligations under the 2019 Secured Loan Agreement and to exercise remedies against us and the collateral securing the credit facility, including foreclosure against assets securing the credit facilities, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, one or more judgments against us in an amount greater than $500,000, changes with respect to governmental approvals and FDA actions.

The term loan under the New Credit Agreement replaces the Company’s prior credit facility established under the Loan and Security Agreement with Oxford Finance LLC, as a collateral agent, and the lenders party thereto from time to time, dated as of January 6, 2017, as amended by that certain First Amendment to Loan and Security Agreement dated as of March 9, 2017, that certain Second Amendment to Loan and Security Agreement dated as of June 30, 2017, that certain Third Amendment to Loan and Security Agreement dated as of December 18, 2017, that certain Fourth Amendment to Loan and Security Agreement dated as of July 31, 2018 and that Fifth Amendment to Loan and Security Agreement dated as of December 13, 2018. For further information regarding this facility, see “Note K—Debt and Notes Payable-2019 Secured Loan Agreement” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Our obligations under the 2019 Secured Loan Agreement, and our other financial obligations and contractual commitments, including any additional indebtedness that we may incur, could increase our vulnerability to adverse changes in general economic, industry and market conditions; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and place us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. Additionally, with respect to our current indebtedness and any future debt that we may secure, our failure to perform financially according to the terms of the loan agreement or otherwise perform or satisfy the covenants of the loan agreement could materially adversely affect us, for example, by causing us to pay increased interest, causing us to have to repay some or all of the principal of the loan on an accelerated basis, providing the lender with the ability to foreclose the loan, causing the lender to have recourse against some or all of our assets used as collateral in the loan, including, without limitation, our cash, our intellectual property, any other of our assets, and triggering other potentially adverse consequences under the terms of any loan agreement.
Risks related to our business, industry and competitive position
We have derived nearly all of our revenue from sales of a limited portfolio of knee replacement products and a limited commercial launch of a hip replacement product and may not be able to maintain or increase revenue from these products. A substantial portion of our revenue is derived from a small number of customers.
To date, we have derived nearly all of our revenue from sales of our knee replacement products and our Conformis Hip System, and we expect that sales of these products will continue to account for the majority of our revenue for at least the next several years. If we are unable to achieve and maintain significantly greater market acceptance of these products, including of our Conformis Hip System, we may be materially constrained in our ability to fund our operations and the development and commercialization of improvements and other products. Any factors that negatively impact sales or growth in sales of our current products, including the size of the addressable markets for these products, our failure to convince surgeons to adopt our products, competitive factors and other factors described in these risk factors, could adversely affect our business, financial condition and operating results.
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
We have expanded our product offerings to include a full commercial launch of the Conformis Hip System, for which we received FDA clearance in November 2019.
On September 30, 2019, we entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics ("Stryker"). In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the agreements, the Company agreed to sell and license to Stryker certain assets relating to the Company's patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. The Company received $14 million upfront and will receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. Under the long-term Distribution Agreement, the Company will supply patient-specific instrumentation to Stryker. The Company may be required to pay back a portion of the initial payment as it is contingent on successful completion of milestones set forth in the Development Agreement and License Agreement.
Any factors that delay the commercial launch of additional products or result in sales of additional products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results. In addition, even if we do launch additional products, there can be no assurance that these additional products will be accepted in the market or commercially successful or profitable.
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
Our business model, based on our iFit Image-to-Implant technology platform and our just-in-time delivery is new to the joint replacement industry. We design and manufacture our personalized replacement implants and iJigs to order and do not maintain significant inventory of finished product. We deliver the personalized replacement implants and iJigs to the hospital or other medical facility days in advance of the scheduled arthroplasty procedure. In order to deliver our product on a timely basis, we must execute our processes on a defined schedule with limited room for error. Our competitors generally sell from a pre-produced inventory and can sell products and satisfy demand without being as dependent on business continuity. Even minor delays or interruptions to our design, manufacturing or delivery processes or unexpected increases in the volume of orders could result in delays in our ability to deliver products to specification, or at all, thereby resulting in delays of surgery or loss of sales if surgeons choose to implant competitive products, significantly impacting our reputation and our ability to make commercial sales. Such delays may also lead to increases in cost of goods and shipment to meet surgery dates. In order to become profitable and increase our gross margin, we will need to significantly increase sales of our existing products, expand our manufacturing capabilities, and successfully develop and commercially launch future products at a scale that we have not yet achieved. In order to increase our gross margin, we will need, among other things, to:

•	increase sales of our products;

•	negotiate more favorable prices for the materials we use to manufacture our products;

•	obtain enhanced payment for our design services;

•	negotiate more favorable acquisition prices for the manufacture of certain components of our products that are manufactured for us by third parties;

•	continue to increase the production of certain components of our products that we manufacture in-house, which we believe we can manufacture at a lower unit cost than vendors we currently use;

•	deploy new versions of our software that reduce the costs associated with the design of our products; and

•	expand our internal manufacturing capabilities to manufacture certain components of our products at a lower unit cost than vendors we currently use.
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

•
lack or perceived lack of evidence supporting additional patient benefits from use of our products compared to competitive products, especially competitive products that may claim to be "individualized," "customized," "patient-specific," "personalized" or "individually made";

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

If clinical, functional or economic data does not demonstrate the benefits of using our products, surgeons may not use our products. In such circumstances, we may not achieve expected sales and may be unable to achieve profitability. To understand the clinical, functional and economic benefits of using our products, surgeons may refer to published studies sponsored by us, conducted by orthopedic surgeons who were paid consultants to us or conducted independently by orthopedic surgeons comparing our personalized products to off-the-shelf products. To the extent such studies do not report favorably on our products, surgeons may be less likely to use our products.
Moreover, overall patient satisfaction with our products, as observed by individual surgeons, will continue to be an important factor in surgeons' deciding to use our products for joint replacement procedures. The success of any particular joint replacement procedure, and a patient's satisfaction with the procedure, is dependent on the technique and execution of the procedure by the surgeon. Even if our iJigs and implants are manufactured exactly to specification, there is a risk that the surgeon makes a mistake during a procedure, leading to patient dissatisfaction with the procedure. In addition, following joint replacement procedures, fibrosis, scarring and other issues unrelated to the choice of implant product can lead to patient dissatisfaction. Furthermore, based on their prior experience using non-personalized, off-the-shelf implant products, surgeons may be accustomed to making modifications to the implant components during a procedure. Because our products are already individually made to fit the unique anatomy of each patient, modifications made to the implant components or the process of fitting the implant during the surgical procedure are not recommended and may result in negative surgical outcomes. If patients do not have a good outcome following procedures conducted using our products, surgeons' views of our products may be negatively impacted.
The success of our products is dependent on our ability to demonstrate their clinical benefits.
To date, we have collected only limited clinical data regarding our Conformis Hip System replacement product. Ongoing or future clinical studies of our products may not yield the results that we expect to obtain and may not demonstrate that our products are superior to, or may demonstrate that our products are inferior to, off-the-shelf products with regard to clinical, functional or economic measures or may not be considered sufficient by patients, surgeons, hospitals or other medical facilities, or payors. We are aware of three such clinical studies on our iTotal knee replacement product. The first was published in the Journal of Arthroplasty in 2016, conducted by a single surgeon and involving only 21 iTotal CR patients, in which our iTotal CR product performed less well than off-the-shelf knee replacement products. This study compared our iTotal CR product to posterior-stabilized and non-cemented rotating platform CR implants, which we believe makes the comparison of questionable value. The measures on which our iTotal CR product performed less well than the off-the-shelf products were range of motion at six weeks (although our iTotal CR product performed equally well at the patient's two-year follow-up), satisfaction and KSS pain scores at two years post-surgery and manipulation under anesthesia, or MUA, a procedure used post-operatively to adjust a knee replacement implant to improve its function. The second such study was published in Kansas Journal of Medicine in 2016 and investigated MUA rates in 21 patients with the iTotal CR and 57 patients with an off-the-shelf PS implant performed by a single surgeon. The measures on which our iTotal CR product performed less well than the off-the-shelf products were range of motion at six weeks and MUA rates. However, in a multi-center study of our iTotal CR product published in Reconstructive Review in 2018, involving 360 patients for which we provided financial support, the 3.1% rate of MUA for our iTotal CR product was substantially lower than the 28.6% rate of MUA shown in these single surgeon studies. Additionally, the patients who had completed their one-year follow-up in the multicenter study reported a 92% satisfaction rate. By comparison, the rate of MUA reported in a separate study of off-the-shelf implants was 4.6%. The third such study was published in the Journal of Arthroplasty 2018 and conducted by a single surgeon involving 115 of our iUni implants. Patients in this study experienced a higher than typical revision rate than is typically noted in literature when reviewing comparable implants. However, in both a multi-center study and in a single-center study of our iUni products, for which we provided financial support, involving 120 patients and 25 patients respectively, revision rates are consistent with, or lower than, reported rates for other off-the-shelf unicompartmental implants.
In addition, long-term device survivorship data for our products may show that the survivorship of our personalized joint replacement products is shorter than that of off-the-shelf products. In an October 2019 report from Beyond Compliance, results were presented summarizing five-year data from the England and Wales National Joint Registry demonstrating high survivorship in patients treated with the iTotal CR knee replacement implant, specifically the data showed a low cumulative percent revision of 1.8% for our patients as compared with 2.2% for all total knee replacement patients. However, there is no guarantee that such high survivorship rates will continue over time or that our other products will provide high survivorship. Competitors may initiate their own clinical studies which may yield data that is inconsistent with data from our funded studies or data showing the superiority of their products over our products.

The safety and efficacy of our products is supported by limited short- and long-term clinical data, and our products might therefore prove to be less safe and effective than initially thought.
To date, we have obtained regulatory clearance for our products in the United States without conducting premarket clinical studies, and we do not believe that we will need premarket clinical data in order to obtain regulatory clearance in the United States for additional knee or hip products. Additionally, to date, we have not been required to complete premarket clinical studies in connection with obtaining regulatory approval for the sale of our products outside the United States, and we do not believe that we will need premarket clinical data in order to obtain regulatory clearance in most jurisdictions outside the United States for additional knee products or hip products. However, to date, the regulatory agencies in the EU have required us to perform post-market clinical studies on our cleared products and may continue to do so with respect to our future products. As a result of the absence of premarket clinical studies, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of our products and the benefits they offer. For these reasons, orthopedic surgeons may be slow to adopt our products and third-party payors may decide to restrict medical policy coverage and payment for procedures involving our technology. We may not have comparative data that our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by orthopedic surgeons, reduce our ability to achieve expected sales and could prevent us from achieving or sustaining profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance, loss of our ability to CE Mark our products, significant legal liability or harm to our business reputation.
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
We are aware of certain private insurers that at this time are not agreeing to reimburse for our products as they consider the use of custom implants or patient-specific instrumentation for knee replacement surgery as investigational, unproven or experimental or not medically necessary. For example, during 2019, denials of coverage from Aetna, the third largest commercial payor, negatively impacted our product revenue in the United States. On December 5, 2019, we learned that, although Aetna updated its policy, it did not change its coverage position with respect to our products. While we are actively reaching out to these private insurers to discuss their reimbursement policies, we may not be able convince these parties to change their reimbursement policies. In addition, the American Academy of Orthopedic Surgeons currently has published clinical guidelines that do not support the widespread use of patient-specific instrumentation in total knee arthroplasty generally, at least until additional data can be considered. We believe that these guidelines are directed to patient-specific instruments with off-the-shelf implants, not patient-specific instruments with personalized implants. Surgeons, hospitals and other medical facilities may not purchase our products if government and third-party payors deny coverage for such procedures or set reimbursement rates at unfavorable levels for procedures involving use of our products. This could have a material adverse effect on our business and operations.
An initial step in the process for a patient to receive one of our joint replacement products involves a CT scan of the patient's affected joint and one or two CT images of other biomechanically relevant joints. The cost of the CT scan is not always reimbursed by third-party payors, and some third-party payors may have policies against reimbursement of such scans when they have not been deemed medically necessary. In addition, the costs of alternative imaging techniques that we could substitute in the future for a CT scan in our iFit process, such as magnetic resonance imaging, or MRI, generally are higher than the cost of a CT scan and also not always reimbursed by third-party payors when related to joint replacement procedures. If third-party payors do not reimburse the costs of the CT scan or, in the future, any alternative imaging technique, we could find that we have to find alternative ways to pay these costs. For example, we might pay these costs ourselves directly to the imaging facility, or reduce the prices of our products that we charge hospitals and other medical facilities that bear these costs, in order to maintain market acceptance of our products. In such events, our costs of sales could increase and our revenue could decrease, in each case adversely affecting our financials, including, among other things, our gross margin. If payors do not reimburse the costs of the CT scan and we are unable to find an alternative way to pay these costs, we may be unable to sell our products, which could have a material adverse effect on our business and operations.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 or, collectively, the ACA, has changed how some healthcare providers are reimbursed by the Medicare program and some private third-party payors. As physicians consolidate into Accountable Care Organizations, or ACOs, these physicians, through the ACOs, are taking on the financial risk for providing care to all patients in their ACO. Medicare and some private third-party payors calculate a set payment per beneficiary or member of the ACO based on the specific ACO's historical aggregate payments for care provided to the respective beneficiaries, or, in the instance of the Comprehensive Care for Joint Replacement initiative a regional per procedure payment, known as a “bundle,” would be calculated. ACOs use these payments to provide care for their patients. When the cost of providing care is less than payments received, the ACO is able to keep the savings. ACOs are therefore incentivized to control and reduce the cost of patient care. Attempts to control and reduce the cost of care within an ACO could result in fewer referrals for elective surgery, or require the use of the least expensive implant available, either or both of which could cause our revenue to decline.
Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective on January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 20, 2019, President Trump signed into law the 2020 federal spending package, which includes a provision to permanently repeal the 2.3% medical device excise tax. The Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session.
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
We depend on independent sales representatives and distributors for the marketing and sales of our products. Revenue generated from the sales of our products by independent sales representatives represented approximately 91% of our total revenue from sales of our products in the United States for the year ended

December 31, 2019, and approximately 84% of our total revenue from sales of our products in the United States for the year ended December 31, 2018. We do not have independent sales representatives outside the United States and, therefore did not generate any revenue from sales of our products by independent sales representatives outside the United States in the years ended December 31, 2019 and 2018. Revenue generated from the sales of our products to distributors represented approximately 40% and 30% of our total revenue from sales of our products outside the United States for the years ended December 31, 2019 and 2018. We did not have distributors within the United States and, therefore, did not generate any revenue from sales of our products to distributors in the United States in the years ended December 31, 2019 and 2018. We have entered into written agreements with these independent sales representatives and distributors. Relying on independent sales representatives and distributors for our sales and marketing could harm our business for various reasons, including:

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
Not all of our independent sales representatives or distributors have been required to sell our products exclusively and many of them may also sell the products of our competitors. We cannot be certain that they will prioritize selling our products over other products they sell, including those of our competitors, and our competitors may enter into arrangements with our independent sales representatives and distributors that require them to cease distributing our products. If one or more of our independent sales representatives or distributors were to cease selling or distributing our products, our sales could be adversely affected. In such a situation, we may need to seek alternative relationships with independent sales representatives and distributors or increase our reliance on our other independent sales representatives or distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent sales representatives or distributors to perform sales, marketing or distribution services, the terms of the arrangements could cause our operating margins to be lower than if we directly marketed and sold our products.
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
As a result of "Brexit," the United Kingdom (UK) departed the European Union (EU) at midnight on January 31, 2020. This will be followed by a transition period, which will last until December 31, 2020 unless extended. Since the regulatory framework for medical devices in the UK, covering quality, safety and efficacy of medical devices, clinical trials, marketing authorization, commercial sales and distribution of medical devices is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to medical devices and the approval of medical devices in the UK. It remains to be seen how, if at all, Brexit will impact regulatory requirements for medical device candidates and medical devices in the UK.
We have received CE Marking for all of our products to date through the British Standards Institution, or BSI, a UK notified body. In the absence of a withdrawal agreement, BSI would no longer be recognized as a notified body for the EU and we could not use our current CE Marks on our products when sold into the EU. To address this concern, BSI has formed a notified body entity in the Netherlands and we participated in a migration of our CE Marks from BSI’s UK entity to BSI’s affiliate in the Netherlands. Such migration allows us to sell into both the EU and the UK, as the Medicines and Healthcare Products Regulatory Agency, or MHRA, in the UK, has indicated that they would continue to accept CE Marking from European notified bodies.
The consideration and passage of the Referendum of the UK's Membership of the European Union, providing for the exit of the UK from the EU, could adversely affect our sales in the UK and the EU, as well as our existing and future customers and employees in EU.  Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate.  The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers and employees. Furthermore, we translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. Volatility in stock or currency markets, as well as the strengthening of the U.S. dollar relative to other currencies each could adversely affect our financial results.
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
We manufacture our products at our facilities in Wilmington, Massachusetts and Wallingford, Connecticut. Certain manufacturing processes in our facilities may require process and/or equipment validation and are subject to FDA inspections, as well as inspections and audits by international regulatory agencies, including Notified Bodies for the European Union. For example, in December 2019, we received a warning letter from the FDA concerning the number of sterilization cycle failures relating to Vaporized Hydrogen Peroxide (“VHP”) sterilizers that we use as a limited, alternative sterilization method for a small quantity of products. In response to the warning letter, we have completed all appropriate process and/or equipment validations of our manufacturing processes for implant components and instrumentation manufactured at our Wilmington and Wallingford facilities. However, delays in validation of revised or new manufacturing processes or FDA clearance of new manufacturing processes could impact our ability to grow our business in the future.
Our current and planned future products are complex and require the integration of a number of separate components and processes. To become profitable, we must manufacture our products in increased quantities in compliance with regulatory requirements and at an acceptable cost. Increasing our capacity to manufacture our products on this scale may require us to introduce new manufacturing processes, vertical integration of the manufacturing process by performing machining, polishing and other finishing services in-house, and to improve internal efficiencies. We have no commercial manufacturing experience with respect to any future products that we may develop.
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

We may encounter other difficulties in increasing and expanding our manufacturing capacity, including difficulties:

•	acquiring raw materials for 3D printing;

•	deploying new manufacturing processes;

•	managing the transitioned CAD labor force in India;

•	managing the oversight of the CAD labor force in India;

•	acquiring and maintaining manufacturing equipment;

•	managing production yields;

•	maintaining quality control and assurance;

•	maintaining component availability;

•	maintaining adequate control policies and procedures;

•	hiring and retaining qualified personnel; and

•	complying with state, federal and foreign regulations.
Moreover, any significant disruption of our manufacturing operations or damage to our facilities or stores of raw materials for any reason, such as fire or other events beyond our control, including as a result of natural disasters, terrorist attacks, or the occurrence of a contagious disease or illness, such as the novel coronavirus, could adversely affect our sales and customer relationships and therefore adversely affect our business.
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
We generally purchase our outsourced implant components through purchase orders and do not have long-term contractual arrangements with any of our key suppliers. As a result, our suppliers have no obligation to manufacture for us or sell to us any given quantity of implant components. Without such contractual commitments, we could face difficulties in obtaining acceptance for our purchase orders, which could impair our ability to purchase adequate quantities of our implant components. If we are unable to obtain sufficient quantities of high-quality, individually made components to meet demand on a timely basis, we could lose customers, our reputation may be harmed and our business would suffer. In addition, we currently depend on sole source suppliers for the supply of the reusable instrument trays and related logistics associated with our implant products. These sole source suppliers may be unwilling or unable to supply the trays and logistics services to us reliably, continuously and at the levels we anticipate or are required by the market.
We produce CAD designs, and we use the CAD designs to direct most of our product manufacturing efforts. As part of our manufacturing cost reduction efforts, in 2017 and 2018, we continued transitioning our CAD labor force through a third-party CAD-designer in India and, in 2018, we significantly reduced our CAD labor force in-house. We and our suppliers, including our CAD-designer, are subject to extensive regulation by the FDA under its Quality System Regulation, or QSR. Our quality department periodically audits our suppliers, including our CAD-designer, to ensure compliance to appropriate ISO standards, FDA regulations and to our specifications, policies and procedures for our devices.
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
Because we rely on a foreign entity for CAD designs for just-in-time manufacturing of our products, there are a number of risks to our business should this entity be unable to provide CAD designs within the necessary timeframes or at all, including delayed or missed surgeries which could harm our reputation and our ability to sell products in the future. We would have difficulty and incur additional cost in quickly adding CAD designers in-house or through other third parties to address any short fall in CAD design production. As a result, our ability to manufacture our products and conduct business and our financial results, including our ability to generate revenue, would be materially impaired, market acceptance of our products could be diminished and customers may instead purchase our competitors' products.
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
As all of our products are individually made to fit an individual patient, we can manufacture our products only after we receive orders from customers and must utilize "just-in-time" manufacturing processes. Supply lead times for components used in our products may vary significantly and depend upon a variety of factors, such as:

•	the location of the supplier and proximity to our facilities in Massachusetts;

•	the availability of raw materials purchased by our suppliers;

•	workforce availability and skill required by the suppliers;

•	the complexity in manufacturing the component and general demand for the component;

•	delays and disruptions in the manufacturing processes of our vendors; and

•
disruptions in the supply chain due to weather conditions, natural disasters and contagious diseases or illnesses, such as the novel coronavirus, affecting suppliers, our employees, and freight carriers.

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
We rely on our iFit proprietary software applications to design and manufacture our personalized implants and iJigs for each patient. These software applications require maintenance and further improvements in design automation in order to continue increasing productivity of the design process. If we fail to meet our goals for design automation and productivity, this may impact our ability to reduce production costs. Furthermore, bugs or errors in these complex iFit software applications could cause production delays or product defects, which may lead to customer dissatisfaction or possibly even product recalls.
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
A cybersecurity incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.
We collect and store sensitive information, including intellectual property and personally identifiable information, on our networks. The secure maintenance of this information is critical to our business operations. We have implemented multiple layers of security measures to protect this confidential data through technology, processes, and our people; we utilize current security technologies; and our defenses are monitored and routinely reviewed by internal and external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information systems create risk of cybersecurity incidents. There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, result in loss of personal health information or other data subject to privacy laws or disrupt our information systems or business. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our information systems from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in interruptions, delays, the loss, access, misappropriation, disclosure or corruption of data, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.
Risks related to our international operations
We are exposed to risks related to our international sales and operations and failure to manage these risks may adversely affect our operating results and financial condition.
We sell our products internationally in Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong, Malaysia, Monaco, Hungary, Spain, Australia, Argentina, Benelux, United Arab Emirates, Italy and Greece. We expect that our international activities will increase over the foreseeable future as we continue to pursue opportunities in additional international markets. During each of the years ended December 31, 2019 and 2018 approximately 12% and 13% of our revenue was attributable to our international customers, respectively, and as of December 31, 2019, approximately 3% of our employees were located outside the United States. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Therefore, we are subject to risks associated with having international operations. These international operations will require significant management attention and financial resources.
International operations are subject to inherent risks, and our future results could be adversely affected by a number of factors, including:

•	requirements or preferences for domestic products or solutions, which could reduce demand for our products;

•	changes in foreign medical reimbursement policies and programs;

•	complex data privacy requirements and labor relations laws;

•	differing existing or future regulatory and certification requirements;

•	technology assessment requirements that we are not able to satisfactorily meet with our current published clinical and health economic outcomes studies;

•	extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act;

•	effects of foreign anti-corruption laws, such as the U.K. Bribery Act of 2010, or the Bribery Act;

•	management communication and integration problems related to entering new markets with different languages, cultures and political systems;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties in enforcing contracts;

•	difficulties and costs of staffing and managing foreign operations;

•	labor force instability;

•	the uncertainty of protection for intellectual property rights in some countries;

•	potentially adverse regulatory requirements regarding our ability to repatriate profits to the United States;

•	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products in certain foreign markets; and

•	political and economic instability and terrorism and the United Kingdom’s exit from the European Union (Brexit).
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
Risks related to efforts to expand our growth
We plan to grow our organization in accordance with a new long-range business plan, and as a result, we may encounter difficulties in managing our operations.
In the fourth quarter of 2018, we began the implementation of a new long-range business plan, or the LRP, including a reduction in our total work force by approximately 10%, institution of cost reduction initiatives and a reduction of our debt facility from $30 million to $15 million. We expect to experience subsequent growth in the number of our employees and the scope of our operations following implementation of the LRP. Managing the business in accordance with the LRP has required significant attention by our management and we may be unable to successfully complete the LRP, which would require us to seek additional financing. Our management may need to adjust the LRP to increase or decrease expected growth based on our actual business performance.
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
We are highly dependent on the managerial experience and the medical device industry expertise of principal members of our executive, scientific and development teams. We have formal employment agreements with our executive officers. These agreements do not prevent them from terminating their employment with us at any time. For example, during 2019 each of our former Chief Financial Officer and former Chief Legal Officer resigned from the Company. In addition, we do not carry key-man insurance on any of our executive officers or employees and may not carry any key-man insurance in the future.
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
We hold, or have in-licensed rights with respect to, patents and patent applications and have applied for additional patent protection relating to certain existing and potential products and processes. While we generally apply for patents in those countries where we intend to make, have made, use or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable or may choose not to file in certain countries to limit expenses. If we fail to timely file a patent application in any such country or fail to properly pursue an application through to the issuance of a patent, we may be precluded from doing so at a later date. Furthermore, our patent applications may not issue as patents such that material aspects of our products and procedures may not be protected. The rights granted to us under our patents, including prospective rights sought in our pending patent applications, may not be meaningful or provide us with any commercial advantage and they could be opposed, contested or circumvented by our competitors or could be declared invalid or unenforceable in judicial or in a wide variety of administrative proceedings including opposition, interference, re-examination, post-grant review, inter partes review, nullification and derivation proceedings. In such proceedings, third parties can raise objections against the grant of a patent. In the course of some such proceedings, which may continue for a protracted period of time, we may be compelled to limit the scope of the challenged claims, or may lose them altogether. For example, certain claims of certain of our issued patents were declared invalid by the U.S. Patent Office following inter partes review proceedings initiated by Smith & Nephew. The process of applying for patent protection itself is time consuming and expensive. The failure of our patents to protect our products and technologies adequately might make it easier for our competitors to offer the same or similar products or technologies. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable to ours without infringing on our intellectual property rights.
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
In particular, on August 15, 2019, we filed a lawsuit against Zimmer Biomet Holdings, Inc. and Zimmer, Inc., or “Zimmer Biomet,” and, on August 29, 2019, we filed a lawsuit against Medacta USA, Inc., or “Medacta,” both in the United States District Court for the District of Delaware. In both cases, we are seeking damages for the defendants’ infringement of certain of the Company’s patents related to patient-specific instrument and implant systems. On November 5, 2019, Zimmer Biomet countersued, filing claims alleging that our products infringe certain patents owned by Zimmer Biomet. These lawsuits are described in more detail in Part II, Item 3, Legal Proceedings of this Annual Report on Form 10-K.
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
Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for joint replacement procedures. Knee and hip replacement surgery, as well as other joint replacement surgery, involves significant risk of serious complications, including bleeding, infection, instability, dislocation, nerve injury and death. In addition, joint replacement surgery involves product risks, including failures over time due to polyethylene tibia tray inserts wear and aseptic loosening, which is a condition caused by wear debris generated by the implant. Additionally, because we manufacture patient-specific instrumentation and patient-specific implants for individual patients and uniquely identify each patient’s components, we have in the past and could face in the future, product liability claims if incorrect components are delivered for a patient. We or our suppliers could suffer breaches to our sterilization procedures, which could cause contamination of the affected components and products we market and ultimately could cause infections in patients. Moreover, patients may be dissatisfied with the results of joint replacement surgery even if there is no medical complication. We have been, and may in the future, be the subject of product liability lawsuits alleging that component failures, malfunctions, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients.
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

In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Any claim against us, regardless of merit, could severely harm our financial condition, strain our management and other resources and adversely affect or eliminate the prospects for commercialization or sales of a product or product candidate that is the subject of any such claim.
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
The regulations to which we are subject are complex and have tended to become more stringent over time, making obtaining clearances and maintaining compliance increasingly difficult. In particular, if we fail to obtain and maintain necessary FDA clearances and approvals for our products and indications or if clearances and approvals for future products and indications are delayed or not issued, our business would be harmed.
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
The FDA's 510(k) clearance process for each device or modification usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is more costly and uncertain than the 510(k) clearance process and generally takes from one-to-three years, or longer, from the time the application is submitted to the FDA until an approval is obtained.
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
After receiving a CE Certificate of Conformity to sell our product in the EEA, a Notified Body or a competent authority may require post-marketing studies of our product. Failure to comply with such requirements in a timely manner could result in the withdrawal of our CE Certificate of Conformity and the recall or withdrawal of our product from the market in the European Union, which would prevent us from generating revenue from sales of that product in the EEA. Moreover, each CE Certificate of Conformity is valid for a maximum of five years. Our current CE Certificates of Conformity are valid through May 8, 2021 for our iTotal CR product, December 2, 2022 for our iUni product, May 26, 2024 for our iDuo product. Our iTotal PS product CE Certificate of Conformity expires on March 5, 2020 and we expect to receive a renewal certificate before expiration. for our iTotal PS product. At the end of each period of validity we are required to apply to the Notified Body for a renewal (recertification) of the CE Certificate of Conformity. We have submitted for recertification of our iUni and iDuo products and plan to submit for recertification for our iTotal PS product through May 2024. There may be delays in the renewal of the CE Certificate of Conformity or the Notified Body may require modifications to our products or to the related technical files before it agrees to issue the new CE Certificate of Conformity.
The European Union regulatory bodies finalized a new Medical Device Regulation, or MDR, in 2017, which replaces the existing Directives and provided three years for transition and compliance. We must be compliant with the MDR by May 2020. The MDR will significantly change several aspects of the existing regulatory framework, such as clinical studies and data requirements and introduce new ones, such as unique device identification, post marketing clinical reports and patient identification. We and the Notified Bodies who will oversee compliance to the new MDR face uncertainties as the MDR is rolled out and enforced by the Commission and EEA Competent Authorities, creating risks in several areas, including the CE Marking process and data transparency, in the upcoming years. Major Quality System updates are complete, our application for EU MDR Quality System audit was accepted, technical documentation updates are underway and we expect to be compliant with the EU MDR on or before May 2020.

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
We are also subject to other types of government regulation which could have an adverse effect on our business. For example, certain of our manufactured components can be sterilized using Ethylene Oxide (“EO”) sterilization. In the United States, several regulators, including the U.S. Environmental Protection Agency (“EPA”), U.S. Food and Drug Administration (“FDA”), and agencies at the state and local level, regulate the use of EO sterilization. Recent announcements of the temporary or permanent closure of EO sterilization facilities have been associated with state and/or local regulatory or other legal action related to EO emissions at those facilities. Regulatory, legislative, or legal action that curtails or eliminates EO sterilization may have a material adverse effect on our financial condition and results of operations.
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
The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, or DOJ, and state Attorneys General, closely regulate the manufacturing, marketing and promotion of medical devices. Violations of the FDCA and other statutes, including the False Claims Act, may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. In addition, later discovery of previously unknown safety issues or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in:

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
Compliance with applicable regulatory requirements, including the QSR, is subject to continual review and is monitored rigorously through periodic announced and unannounced inspections by the FDA. Following such an inspection of our Billerica and Wilmington, Massachusetts facilities in 2019, the FDA issued to us two Form 483s with several observations, including deviations from the QSR. In December 2019, we received a warning letter to our Wilmington facility from the FDA concerning the number of sterilization cycle failures relating to Vaporized Hydrogen Peroxide (“VHP”) sterilizers at our Wilmington facility that we use as a limited, alternative sterilization method for a small quantity of products. We have responded to both the Form 483s and the warning letter, including revalidations and continued emergency use of the VHP sterilizers. The FDA has received our responses to the warning letter and indicated that it did not have any additional questions at this time. All observations have been addressed for the Billerica Form 483 relating to the Billerica facility and the inspection closed. A single item remains to be closed for the Wilmington facility. We continue to take various corrective and preventative actions to improve our quality, production and design control systems. We offered to provide the FDA with periodic progress updates regarding these matters and the FDA accepted. Nevertheless, we cannot be certain that we will complete the various corrective and preventative measure on a schedule acceptable to the FDA, or that we will not be subject to additional inspections and/or requirements to implement additional remediation efforts.
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
If Congress repeals, replaces or changes the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 or, collectively, the ACA or Affordable Care Act, the Affordable Care Act or otherwise implements certain healthcare reforms that have been proposed, we could be subject to a regulatory and reimbursement scheme that has a material impact on our business. The Affordable Care Act changed how some healthcare providers are reimbursed by the Medicare program and some private third-party payors. Upon taking office, President Trump signed an executive order directing federal agencies to avoid enforcement of any provision of the ACA. An initial version of proposed legislation designed to repeal the ACA, and replace it with a system of tax credits and dissolve an expansion of the Medicaid program was not adopted by Congress. Spending bills passed by Congress have made some changes to the ACA. Although the previously proposed legislation intended to repeal or significantly restructure the ACA has not had sufficient support to pass Congress, there is a continued focus on and uncertainty regarding the future of the current ACA framework.
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
Changes to the ACA, adoption of the American Health Care Act or other legislative and regulatory changes in the healthcare field could adversely affect our business, including by decreasing the number of patients in the United States with health insurance, reducing the amount of funds currently available to patients as a result of repeal of significant portions of the ACA, eliminating and/or reducing programs (such as the Comprehensive Care for Joint Replacement program) that are potentially beneficial to us, reducing the amount of funds available for procedures performed in outpatient and ambulatory care facilities, or the adoption of other changes in healthcare regulation and reimbursement that have been proposed or that may be proposed.
The recent presidential and congressional elections may lead to amendments or repeals of all or portions of existing healthcare reform legislation, including the Patient Protection and Affordable Care Act. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. Changes in existing healthcare reform measures may result in uncertainty with respect to legislation, regulation and government policy that could significantly impact our business and the medical device industry.
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

Our relationships with healthcare providers, physicians and third -payors will be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription and use of our products and any other product candidates for which we obtain marketing clearance. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

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
Our common stock is currently listed for quotation on the Nasdaq Global Select Market. We are required to meet specified financial requirements in order to maintain our listing on the Nasdaq Global Select Market. On November 13, 2018, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market. Although we regained compliance with the listing requirements, we may in the future fail to satisfy the Nasdaq Global Select Market's continued listing requirements. In such an event, we may transfer to the OTC Bulletin Board. Any potential delisting of our common stock from the Nasdaq Global Select Market would make it more difficult for stockholders to sell our stock in the public market and would likely result in decreased liquidity, limited availability of market quotations for shares of our common stock, limited availability of news and analyst coverage regarding our Company, a decreased ability to issue additional securities and increased volatility in the price of our common stock.
The price of our common stock is likely to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your original purchase price. The market price for our common stock may be influenced by many factors, including the risk factors as described in this Annual Report on Form 10-K and:

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
Our executive officers, directors and principal stockholders and their affiliates beneficially own in the aggregate, shares representing approximately 24.5035% of our capital stock as of December 31, 2019. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
As of December 31, 2019, we had federal net operating loss, or NOL, carryforwards of $414 million and state NOL carryforwards of $236 million. These federal and state NOL carryforwards will expire in future years if not utilized. Utilization of these NOL carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicate that we experienced ownership changes, as defined by Section 382 of the Code, on September 16, 2004, March 10, 2009, January 11, 2012 and January 29, 2018. As a result of this ownership changes, our use of NOL carryforwards generated prior to January 28, 2018 is subject to an annual limitation of approximately $1.4 million per year. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to further limitations, which could result in increased future tax liability to us. Moreover, our federal NOLs from years prior to 2018 can be carried forward for a maximum of 20 years from the year in which the NOL was incurred, and our state NOLs are subject to carryforward limitations that vary from state to state; as a result, all or a portion of those carryforwards could expire before being available to reduce future income tax liabilities. Assuming no future ownership change occurs at a time when our market capitalization is lower than it was on our last ownership change on January 29, 2018, the Company is projected to lose $346 million of the total federal NOL carryforwards currently subject to IRC Section 382 to the 20-year carryforward expiration rules.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal facilities consist of office space and manufacturing facilities in Billerica and Wilmington Massachusetts and Wallingford Connecticut. We occupy approximately 45,000 square feet of office space in Billerica, Massachusetts under a lease that expires in October 2025 with the option to extend for two successive five-year terms beyond the term of the lease. We occupy approximately 59,000 square feet of manufacturing space in Wilmington, Massachusetts under a lease that expires in July 2022 with the option to extend for one additional five-year period beyond the term of the lease. We occupy approximately 4,099 square feet of space in Wallingford, Connecticut under a five-year lease that expires in August 2022 with options to extend for two additional years beyond the original term and an additional three years past the first extension term.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where we sell our products.

On August 15, 2019, we filed a lawsuit against Zimmer Biomet Holdings, Inc. and Zimmer, Inc., or “Zimmer Biomet,” in the United States District Court for the District of Delaware seeking damages for Zimmer Biomet’s infringement of certain of the Company’s patents related to patient-specific instrument and implant systems. The complaint alleges that Zimmer Biomet’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Zimmer Biomet patient-specific instrument and implant systems for knee, shoulder, and hip replacement procedures. On November 5, 2019, Zimmer Biomet filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that we infringe five patents owned by Zimmer Biomet. Zimmer Biomet alleges that our iTotal CR and iTotal PS products infringe all five asserted patents, that our iDuo product infringes three of the asserted patents, and that our iUni product infringes two of the asserted patents. On January 13, 2020, Zimmer Biomet filed a motion to dismiss our complaint, and we filed our answer to Zimmer Biomet’s complaint, denying that our products infringe Zimmer Biomet’s asserted patents. Our answer also alleges that Zimmer Biomet’s asserted patents are invalid.

On August 29, 2019, we filed a lawsuit against Medacta USA, Inc. “Medacta,” in the United States District Court for the District of Delaware, and we amended our complaint on December 23, 2019, seeking damages for Medacta’s infringement of certain of our patents related to patient-specific instrument and implant systems. We allege in the lawsuit that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer, denying that its patient-specific instrument and implant systems infringe the patents asserted by us. Medacta’s answer also alleges the affirmative defense that our asserted patents are invalid.

Adverse outcomes of these lawsuits could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is presently unable to predict the outcome of these lawsuits or to reasonably estimate a range of potential losses, if any, related to the lawsuits.

For further information regarding such legal proceedings, see the section entitled “Legal Proceedings” of “Note J—Commitments and Contingencies” in this Annual Report on Form 10 -K.

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

	High	Low
Year ended December 31, 2018:
First Quarter	$2.62	$1.20
Second Quarter	$1.79	$1.22
Third Quarter	$1.28	$0.89
Fourth Quarter	$1.00	$0.36
Year ended December 31, 2019:
First Quarter	$2.88	$0.39
Second Quarter	$4.71	$2.11
Third Quarter	$4.12	$1.49
Fourth Quarter	$2.55	$1.45
Holders of Our Common Stock
As of February 28, 2020, there were approximately 287 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
Dividends
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay any cash dividends to the holders of our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

 Overview

We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which we refer to as personalized, to fit each patient’s unique anatomy. The worldwide market for joint replacement products is approximately $18.9 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We offer a broad line of personalized knee implants designed to restore the natural shape of a patient's knee. We have sold a total of more than 110,000 knee implants, more than 87,000 total knee implants and 22,000 partial knee implants. In clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function and greater patient satisfaction compared to off-the-shelf implants. In March 2016, we initiated the broad commercial launch of the iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market. On July 31, 2018, our first Conformis Hip Systems were implanted. On November 7, 2019, we announced FDA clearance of the next generation Conformis Hip System, and initiated the full commercial launch of the Conformis Hip System.

Our iFit technology platform comprises three key elements:

•
iFit Design, our proprietary algorithms and computer software that we use to design personalized implants and associated single-use patient-specific instrumentation, which we refer to as iJigs, based on computed tomography, or CT scans of the patient and to prepare a surgical plan customized for the patient that we call iView.

•	iFit Printing, a three-dimensional, or 3D, printing technology that we use to manufacture iJigs and that we may extend to manufacture certain components of our personalized knee replacement implants.

•	iFit Just-in-Time Delivery, our just-in-time manufacturing and delivery capabilities.

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

Revenue

Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong, Malaysia, Monaco, Hungary, Spain, Australia, Argentina, Benelux, United Arab Emirates, Italy and other markets. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into pricing agreements. The process of negotiating a pricing agreement can be lengthy and time-consuming, require extensive management time and may not be successful.

Revenue from sales of our products fluctuates principally based on the selling price of the joint replacement product, as the sales price of our products varies among hospitals and other medical facilities as well as health insurance coverage and reimbursement rates. In addition, our product revenue may fluctuate based on the product sales mix and mix of sales by geography. Our product revenue from international sales can be significantly impacted by fluctuations in foreign currency exchange rates, as our sales are typically denominated in the local currency in the countries in which we sell our products. We expect our product revenue to fluctuate from quarter-to-quarter due to a variety of factors, including seasonality, as we have historically experienced lower sales in the summer months, the timing of the introduction of our new products, if any, and the impact of the buying patterns and implant volumes of medical facilities.

Ongoing royalty revenue is generated from our agreement with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. The license agreement with MicroPort and our license agreement with Wright Medical Group, Inc., its wholly owned subsidiary, also generated additional revenue, which was recognized through December 31, 2017. Both agreements were entered into in April 2015. Historically, we have accounted for the agreements with Wright Medical and MicroPort under ASC 605-25, Multiple-Element Arrangements and Staff Accounting Bulletin No. 104, Revenue Recognition (ASC 605). In accordance with ASC 605, we were required to identify and account for each of the separate units of accounting. We identified the relative selling price for each and then allocated the total consideration based on their relative values. In connection with these agreements, in April 2015, we recognized in aggregate (i) back-owed royalties of $3.4 million as royalty revenue and (ii) the value attributable to the settlements of $0.2 million as other income. Additionally, we recognized an initial $5.1 million in aggregate as deferred royalty revenue, to be recognized as royalty revenue ratably through the expiration of the last to expire of our patents and patent applications licensed to Wright Medical, which currently is expected to occur in 2027. On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. Our analysis of these contracts under ASC 606 indicated that the licenses are functional and thus revenue should have been recognized in full upon the license execution date, which resulted in a $4.3 million adjustment to our opening balance of accumulated deficit. In addition, the ongoing royalty from MicroPort, which was previously recognized as royalty revenue upon receipt of payment, is now recognized in the period the sale occurred, resulting in a $0.2 million adjustment to our opening balance of accumulated deficit. The license agreement with MicroPort will expire upon the expiration of the last to expire of our patents and patent applications licensed to MicroPort, which currently is expected to occur in 2031.

Cost of revenue

We produce our computer-aided designs, or CAD, in-house and in India and use them to direct most of our product manufacturing efforts. We manufacture all of our patient-specific instruments, or iJigs, tibial trays, polyethylene tibia tray inserts used in our total knee implants, and our patient-specific Conformis Hip System implants in our facility in Wilmington, Massachusetts. We polish our femoral implants used in our total and partial knee products in our facility in Wallingford, Connecticut. Starting in 2019, we began to manufacture the lateral partial tibial tray components in our facility in Wilmington, Massachusetts. We outsource the production of the remainder of the partial knee tibial components, femoral castings, and other knee and hip components to third-party suppliers. Our suppliers make our personalized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, outsourced CAD labor, manufacturing supplies, inbound freight, manufacturing overhead, and depreciation expense.

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

We expect our gross margin from the sale of our products, which excludes royalty revenue, to expand over time to the extent we are successful in reducing our manufacturing costs per unit and increasing our manufacturing efficiency as sales volume increases. We believe that areas of opportunity to expand our gross margin in the future, if and as the volume of our product sales increases, include the following:

•	absorbing overhead costs across a larger volume of product sales;

•	obtaining more favorable pricing for the materials used in the manufacture of our products;

•	obtaining more favorable pricing of certain components of our products manufactured for us by third parties;

•	increasing the proportion of certain components of our products that we manufacture in-house, which we believe we can manufacture at a lower unit cost than vendors we currently use; and

•	developing new releases of our software used in the design of our personalized joint replacement implants, which we believe will reduce costs associated with the design time.

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

Total other income (expenses), net

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

Consolidated results of operations

Comparison of the years ended December 31, 2019 and 2018

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2019		2018		2019 vs 2018
Years Ended December 31,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$76,649	99%	$78,627	88%	$(1,978)	(3)%
Royalty	780	1	11,162	12	(10,382)	(93)
Total revenue	77,429	100	89,789	100	(12,360)	(14)
Cost of revenue	40,692	53	41,304	46	(612)	(1)
Gross profit	36,737	47	48,485	54	(11,748)	(24)

Operating expenses:
Sales and marketing	28,514	37	38,955	43	(10,441)	(27)
Research and development	12,457	16	16,869	19	(4,412)	(26)
General and administrative	20,895	27	24,622	27	(3,727)	(15)
Goodwill impairment	—	—	6,731	7	(6,731)	(100)
Total operating expenses	61,866	80	87,177	97	(25,311)	(29)
Loss from operations	(25,129)	(32)	(38,692)	(43)	13,563	35
Total other income/(expenses), net	(3,304)	(4)	(4,612)	(5)	1,308	28
Loss before income taxes	(28,433)	(37)	(43,304)	(48)	14,871	34
Income tax provision	45	—	61	—	(16)	(26)
Net loss	$(28,478)	(37)%	$(43,365)	(48)%	$14,887	34%

Product revenue.    Product revenue was $76.6 million for the year ended December 31, 2019 compared to $78.6 million for the year ended December 31, 2018, a decrease of $2.0 million or 3%, due principally to decreased sales of our iTotal CR and partial knee products, partially offset by increased sales of our iTotal PS and Hip Systems. Our sales during the second half of 2019 were negatively impacted by denials in coverage from Aetna.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2019		2018		2019 vs 2018
Years Ended December 31,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$67,151	88%	$68,062	87%	$(911)	(1)%
Germany	7,598	10	9,007	11	(1,409)	(16)
Rest of world	1,900	2	1,563	2	337	22
Product revenue	$76,649	100%	$78,627	100%	$(1,978)	(3)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 88% for the year ended December 31, 2019 compared to 87% for the year ended December 31, 2018. We believe the higher level of revenue as a percentage of product revenue inside the United States in 2019 was due to the growth of the iTotal PS and Hip in the United States, coupled with the continued weakness primarily due to reimbursement challenges in our iTotal CR and partial knee product in Germany.

Royalty revenue. Royalty revenue was $0.8 million for the year ended December 31, 2019 compared to $11.2 million for the year ended December 31, 2018, a decrease of $10.4 million or 93.0%. The decrease was driven by the $10.5 million royalty payment under the Settlement and License Agreement with Smith and Nephew from 2018 partially offset by higher ongoing royalty revenue from MicroPort Orthopedics Inc.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $40.7 million for the year ended December 31, 2019 compared to $41.3 million for the year ended December 31, 2018, a decrease of $0.6 million or 1%. The decrease was due primarily to lower volumes. Gross profit was $36.7 million for the year ended December 31, 2019 compared to $48.5 million for the year ended December 31, 2018, a decrease of $11.7 million or 24%. Gross margin was 47% for the year ended December 31, 2019 compared to 54% for the year ended December 31, 2018, a decrease of 700 basis points. The decrease in gross margin was driven primarily by the $10.5 million royalty received under the Settlement and License Agreement with Smith & Nephew in 2018, which contributed 600 basis points of the decrease. The remaining decrease in gross margin was primarily driven by lower average selling prices and foreign exchange headwinds.

Sales and marketing.    Sales and marketing expense was $28.5 million for the year ended December 31, 2019 compared to $39.0 million for the year ended December 31, 2018, a decrease of $10.4 million or 27%. The decrease was due primarily to decreases in personnel costs of $5.2 million, marketing program and public relations spending of $3.5 million, $1.9 million in commissions, and $0.2 million in other sales and marketing expenses. The decreases are partially offset by an increase in reusable instrumentation depreciation of $0.4 million. Sales and marketing expense decreased as a percentage of total revenue to 37% for the year ended December 31, 2019 compared to 43% the year ended December 31, 2018.

Research and development.    Research and development expense was $12.5 million for the year ended December 31, 2019 compared to $16.9 million for the year ended December 31, 2018, a decrease of $4.4 million or 26%. The decrease was due to decreases of $1.9 million in personnel costs, $1.6 million in revenue share and clinical trial expenses, and $1.0 million in professional consulting and prototyping expense, partially offset by $0.1 million increase in other research and development expenses. Research and development expense decreased as a percentage of total revenue to 16% for the year ended December 31, 2019 from 19% for the year ended December 31, 2018.

General and administrative.    General and administrative expense was $20.9 million for the year ended December 31, 2019 compared to $24.6 million for the year ended December 31, 2018, a decrease of $3.7 million or 15%. The decrease in expenses was due to $2.6 million in impairment and long-lived asset disposal charges, $1.2 million in personnel costs, and $0.9 million in legal expenses. The decreases were partially offset by increases in outbound freight costs of $0.2 million, insurance premiums of $0.2 million, professional services of $0.4 million, and other general and administration expenses of $0.2 million. General and administrative expense remained consistent as a percentage of total revenue to 27% for the years ended December 31, 2019 and December 31, 2018.

Goodwill impairment. Goodwill impairment was $6.7 million for the year ended December 31, 2018. The decrease in our market capitalization prior to filing the Form 10-Q for the period ended September 30, 2018 and cash flow position were indicators of impairment and our analysis determined goodwill was fully impaired.

     Total other income (expenses), net.    Total other income (expenses), net was a net expense of $3.3 million for the year ended December 31, 2019 compared to a net expense of $4.6 million for the year ended December 31, 2018, a change of $1.3 million, or 28%. The change was primarily due to $0.7 million in unrealized foreign exchange transaction loss in 2019 compared to $1.9 million unrealized foreign exchange transaction loss in 2018, which was attributable to the effect of exchange rate change on non-permanent intercompany debt with our foreign subsidiaries, a decrease of $0.9 million in interest expense associated with our term debt, a reduction in interest income from investments of $0.3 million, and an increase of $0.5 million related to expenses incurred related to early payoff of the Oxford Term Loans.

Income taxes.    Income tax provision was $45,000 for the year ended December 31, 2019 and $61,000 for the year ended December 31, 2018. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

Since our inception in 2004, we have financed our operations primarily through private placements of preferred stock, our initial public offering in 2015 and secondary public offering in January 2018, patent licenses, debt and convertible debt financings, equipment purchase loans, and product revenue beginning in 2007. We have not yet attained profitability and continue to incur operating losses and negative operating cash flows, which adversely impacts our ability to continue as a going concern.

At December 31, 2019, we had an accumulated deficit of $504.1 million.

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

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allows us to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement (the “Prospectus Supplement”), for the sale and issuance of up to $50 million of our common stock and entered into a Distribution Agreement with Canaccord Genuity, pursuant to which Canaccord has agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. We are not obligated to sell any shares of our common stock under the Distribution Agreement. As of December 31, 2019, we sold 1,870,069 Shares under the Distribution Agreement resulting in net proceeds of $3.6 million.

On December 17, 2018, we entered into a stock purchase agreement with Lincoln Park Capital ("LPC" and the "LPC Agreement"). Upon entering into the LPC Agreement, we sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. Additionally, as consideration for LPC’s commitment to purchase shares of common stock under the LPC Agreement, we issued 354,430 shares to LPC.  We have the right at our sole discretion to sell to LPC up to $20.0 million worth of shares not to exceed 12,297,210 over a 36-month period subject to the terms of the LPC Agreement. We will control the timing of any sales to LPC and LPC will be obligated to make purchases of our common stock upon receipt of requests from us in accordance with the terms of the LPC Agreement. There are no upper limits to the price per share LPC may pay to purchase the up to $20.0 million worth of common stock subject to the LPC Agreement, and the purchase price of the shares will be based on the then prevailing market prices of our shares at the time of each sale to LPC as described in the LPC Agreement, provided that LPC will not be obligated to make purchases of our common stock pursuant to receipt of a request from us on any business day on which the last closing trade price of our common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the LPC Agreement) is below a floor price of $0.25 per share.  No warrants, derivatives, financial or business covenants are associated with the LPC Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of our common stock.  The LPC Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. As of December 31, 2019, the Company has sold 2,276,398 Shares under the APC Agreement resulting in net proceeds of $1.0 million.

On June 25, 2019, we entered into a Loan and Security Agreement (the "2019 Secured Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and lender, East West Bank and the other lenders party thereto from time to time (collectively, the "Lenders"), pursuant to which the Lenders agreed to make term loans and revolving credit facility to the Company to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million, comprised of a $20 million term loan and up to $10 million revolving credit facility. The Company used $15 million of the proceeds from the debt financings to pay off its 2017 Secured Loan Agreement with Oxford and the remaining proceeds will be utilized to fund the operations of the business. In addition, Innovatus purchased approximately $3 million of the Company's common stock at the previous day's closing price. For further information regarding the 2017 Secured Loan Agreement and the 2019 Secured Loan Agreement, see “Note K—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

On September 30, 2019, we entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics ("Stryker"). In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the agreements, we agreed to sell and license to Stryker certain assets relating to the Company's patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. We received $14 million upfront and will receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. As of December 2019, we successfully completed one out of the three total milestones. We may be required to pay back a portion of the initial payment as it is contingent on successful completion of milestones set forth in the Development and License agreements. Under the long-term Distribution Agreement, we will supply patient-specific instrumentation to Stryker.

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

We anticipate that our principal sources of funds in the future will be revenue generated from the sale of our products, completion of the milestones set forth in the Development Agreement and License Agreement with Stryker, potential future capital raises through the issuance of equity or other securities, debt financings, and revenue that we may generate in connection with licensing our intellectual property. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

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

At December 31, 2019, we had cash and cash equivalents and investments of $26.4 million and $0.5 million in restricted cash allocated to lease deposits.  Based on our current operating plan, we expect that our existing cash and cash equivalents as of December 31, 2019, anticipated revenue from operations, our ability to issue equity to LPC, and our ability to draw down on the line of credit will enable us to fund our operating expenses and capital expenditure requirements and pay our debt service as it becomes due for at least the next 12 months from the date of filing. In order for us to meet our operating plan beyond this timeframe, gross margin improvements and operating expense reductions will be necessary to reduce cash used in operations, and we will need to successfully complete milestones set forth in the Development and License Agreements. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from revenue, operating expense reductions. We could use our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Years Ended December 31,
	2019	2018	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(2,838)	$(25,176)	$22,338	89%
Investing activities	4,324	15,626	(11,302)	(72)
Financing activities	8,527	7,655	872	11
Effect of exchange rate on cash	1	(73)	74	101
Total	$10,014	$(1,968)	$11,982	609%

Net cash used in operating activities.    Net cash used in operating activities was $2.8 million for the year ended December 31, 2019 and $25.2 million for the year ended December 31, 2018, a decrease of $22.3 million. These amounts primarily reflect net losses of $28.5 million for the year ended December 31, 2019 and $43.4 million for the year ended December 31, 2018. Non-cash reconciling items between Net loss and cash used in operations for the year ended December 31, 2019 improved relative to December 31, 2018 due to the goodwill impairment of $6.7 million and $2.4 million in other asset impairment that were recorded in 2018, and stock-based compensation expense of $1.0 million, partially offset by a $1.5 million decrease from other non-cash items. The remaining change is related to decreases in our operating assets and liabilities, including contract liabilities of $12.0 million, and advances for research and development of $3.8 million related to the Development Agreement with Stryker, accounts receivable of $2.0 million and $2.7 million from accounts payable and accrued liabilities. The decreases are partially offset by increases from prepaid and other assets of $2.2 million and inventory of $2.2 million.

Net cash provided by investing activities.    Net cash provided by investing activities was $4.3 million for the year ended December 31, 2019 compared to $15.6 million cash provided by investing activities for the year ended December 31, 2018, a decrease of $11.3 million. These amounts primarily reflect a decrease of $12.4 million from the net purchase and maturity of investment securities classified as available-for-sale, along with a $1.1 million reduction in purchases of property and equipment.

Net cash provided by financing activities.    Net cash provided by financing activities was $8.5 million for the year ended December 31, 2019 and $7.7 million for the year ended December 31, 2018, an increase of $0.9 million. The increase was due to $20.0 million from proceeds from the issuance of debt, and $0.2 million from debt prepayment fees related to the Oxford term loan, partially offset by decreases of $17.7 million net proceeds from the issuance of common stock and $1.7 million from debt issuance costs and costs associated with the extinguishment of the Oxford term loan.

Revenue share agreements

We are party to revenue share agreements with certain past and present members of our scientific advisory boards under which these advisors agreed to participate on our scientific advisory board and to assist with the development of our personalized implant products and related intellectual property. These agreements provide that we will pay the advisor a specified percentage of our net revenue, ranging from 0.1% to 1.33%, with respect to our products on which the advisor made a technical contribution or, in some cases, which are covered by a claim of one of our patents on which the advisor is a named inventor. The specific percentage is determined by reference to product classifications set forth in the agreement and may be tiered based on the level of net revenue collected by us on such product sales. Our payment obligations under these agreements typically expire a fixed number of years after expiration or termination of the agreement, but in some cases expire on a product-by-product basis or expiration of the last to expire of our patents for which the advisor is a named inventor that has claims covering the applicable product.

Philipp Lang, M.D., our former Chief Executive Officer and former director, joined our scientific advisory board in 2004 prior to becoming an employee. We entered into a revenue share agreement with Dr. Lang in 2008 when he became our Chief Executive Officer. In 2011, we entered into an amended and restated revenue share agreement with Dr. Lang. Under this agreement, the specified percentage of our net revenue payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of our current products, including our iUni, iDuo, iTotal CR, iTotal PS products, and Conformis Hip System products, as well as certain other knee, hip and shoulder replacement products and related instrumentation we may develop in the future. Our payment obligations under this agreement expire on a product-by-product basis on the last to expire of our patents on which Dr. Lang is named as an inventor that has a claim covering the applicable product. These payment obligations survived termination of Dr. Lang’s employment with us. We have raised concerns with Dr. Lang relating to this revenue share agreement and have been seeking to enter into discussions with Dr. Lang concerning the scope of this agreement. In October 2018, we requested that Dr. Lang provide consulting services as permitted under Dr. Lang's revenue share agreement. However, he failed to respond to such request and, as a result, beginning in the fourth quarter of 2018, the revenue share percentage rate owed to Dr. Lang has been reduced by 50% within the scope of his agreement. We incurred revenue share expense for Dr. Lang of $0.7 million for the year ended December 31, 2018. Dr. Lang was not a related party in 2019.

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members and Dr. Lang, ranges, depending on the particular product, from 3.4% to 5.19%. We incurred aggregate revenue share expense, included in research and development, including all amounts payable under our scientific advisory board and Dr. Lang revenue share agreements of $2.0 million during the year ended December 31, 2019, and representing 2.6% of product revenue, $3.1 million during the year ended December 31, 2018, representing 4.0% of product revenue. For further information, see “Note J—Commitments and Contingencies—Revenue Share Agreements” or “Note L—Related Party Transactions —Revenue Share Agreement” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Segment information

We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and significant judgments and use of estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The accounting estimates that require our most significant estimates include revenue recognition, accounts receivable valuation, inventory valuations, goodwill valuation, intangible valuation, purchase accounting, impairment assessments, equity instruments, stock compensation, income tax reserves and related allowances, and the lives of property and equipment, and valuation of right-of-use assets and liabilities. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are more fully described in "Note B-Summary of Significant Accounting Policies" to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Revenue recognition

Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Singapore, Hong Kong, Malaysia, Monaco, Hungary, Spain, Australia, Argentina, United Arab Emirates, Italy, British Virgin Islands, and Benelux. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into pricing agreements. The process of negotiating a pricing agreement can be lengthy and time-consuming, require extensive management time and may not be successful.

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

Product revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2019. Payment is typically due between 30 - 60 days from invoice.

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

Ongoing royalty revenue is generated from our agreement with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. The license agreement with MicroPort and our license agreement with Wright Medical Group, Inc. and its wholly owned subsidiary Wright Medical Technology, Inc. also generated additional revenue, which was recognized through December 31, 2017. Both agreements were entered into in April 2015. On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. Our analysis of these contracts under ASC 606 indicated that the licenses are functional and thus revenue should have been recognized in full upon the license execution date, which resulted in a $4.3 million adjustment to our opening balance of accumulated deficit. In addition, the ongoing royalty from MicroPort, which was previously recognized as royalty revenue upon receipt of payment, is now recognized in the period the sale occurred, resulting in a $0.2 million adjustment to our opening balance of accumulated deficit.

On September 30, 2019 we entered into an Asset Purchase Agreement with Stryker. In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the Stryker Agreements, we agreed to sell and license to Stryker certain assets relating to the Company's patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf," non-personalized knee implant offerings. We received $14 million upfront and will receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. We successfully completed one out of three milestones as of December 31, 2019. Under the long-term Distribution Agreement, we will supply patient-specific instrumentation to Stryker. The Agreements contain termination provisions whereas under certain circumstances, Stryker may be able to terminate the Development Agreement and a portion of the initial upfront payment is to be repaid to Stryker. Conversely, under certain circumstances, Stryker could terminate and pay an additional fee for the right to retain use of our intellectual property to sell patient-specific instrumentation with their off-the-shelf knee offering, subject to a sales-based royalty fee.

We determined that the Asset Purchase Agreement and the License Agreement is within the scope of ASC 606. Under the Asset Purchase and License Agreements, we are required to provide certain assets and the right to use the license for a specific purpose. The assets and the right to use the license are highly interdependent and is considered one performance obligation. The transaction price of $25.0 million was determined using the residual approach under ASC 606 by deducting the other services (development) performed under the agreement noting the arrangement does not contain a significant financing component.

We recognize a contract liability when there is an obligation to transfer goods or services and consideration has already been received from the customer. At December 31, 2019 we had $12.0 million recognized as a long-term contract liability related to consideration received from Stryker under the Asset Purchase and Development Agreements. We concluded the license rights under the License Agreement is functional and will be recognized at the point in time when FDA 510(k) clearance is received as required under Milestone 3 in the License Agreement, or upon Stryker's election to terminate and purchase the license rights.

Accounts receivable and allowance for doubtful accounts

Accounts receivable consist of billed and unbilled amounts due from medical facilities or independent distributors (the "Customer"). Upon completion of a procedure, we recognize revenue and an unbilled receivable is recorded. Upon receipt of a purchase order from the Customer, we record a billed receivable and reverse the unbilled receivable. As a result, the unbilled receivable balance fluctuates based on the timing of our receipt of purchase order from the Customer. In estimating whether accounts receivable can be collected, we perform evaluations of customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based on the aging of the underlying invoices, collections experience to date and any specific collection issues that have been identified. The allowance for doubtful accounts is recorded at the time potential collection risk is identified.

Inventories

Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. We regularly review our inventory quantities on hand and related cost and record a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. We also review our inventory value to determine if it reflects the lower of cost or net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the years ended December 31, 2019, and 2018, we recognized provisions of $2.8 million, and $1.9 million, respectively, to adjust our inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of ImaTx, Inc. in 2009 and the acquisition of BPM in 2017. We test goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets may be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. We are comprised of one reporting unit. When testing goodwill for impairment, we first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the one-step goodwill impairment analysis. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the one-step goodwill impairment test will be performed. During the three months ended September 30, 2018, the Company's qualitative analysis indicated a triggering event requiring a step one analysis to determine the fair value of the reporting unit for the period ended September 30, 2018. Our drop in market capitalization and decrease in cash flow projections were indicators of impairment. We have one reporting unit and therefore the analysis is based on the Company as a whole. We determined the fair value of our Company using the combination of its market capitalization, income approach, and the merger and acquisition method concluding that the fair value of the Company is less than the carrying amount in excess of Goodwill, therefore fully impairing Goodwill as of September 30, 2018.

Intangibles and other long-lived assets

Intangible assets consist of developed technology acquired as part of the ImaTx spin-out transaction in 2004. Intangible assets are carried at cost less accumulated amortization. At December 31, 2019, our intangible assets were fully amortized. We test impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets.

Furthermore, periodically we assess whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. To evaluate for impairment, we compare the undiscounted cash flows to be generated from such assets or groups of assets to the carrying value. If the undiscounted cash flows are less than the carrying value, the amount of impairment is measured based on fair value. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, we may be required to record impairment charges. The cash flow analysis performed for the year-ended December 31, 2019 did not indicate impairment.

In 2019, we recognized $0.1 million in impairment charges related to assets no longer being used. In 2018, we recognized $2.4 million in impairment charges of which $1.9 million related to unused manufacturing equipment abandoned in July 2018, $0.3 million related to the expiration of a credit towards a purchase of certain manufacturing equipment, and the remaining $0.2 million impairment charges related primarily to the discontinuance of software applications.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Conformis, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Conformis, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

Boston, Massachusetts
March 2, 2020

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018

Assets
Current Assets
Cash and cash equivalents	$26,394	$16,380
Investments	—	7,245
Accounts receivable, net	11,066	13,244
Royalty receivable	165	145
Inventories	12,074	9,534
Prepaid expenses and other current assets	2,815	1,408
Total current assets	52,514	47,956
Property and equipment, net	13,356	14,439
Operating right-of-use assets	5,853	—
Other Assets
Restricted cash	462	462
Intangible assets, net	—	109
Other long-term assets	211	17
Total assets	$72,396	$62,983

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,920	$3,445
Accrued expenses	7,135	7,930
Operating lease liabilities	1,469	—
Advance on research and development	2,331	—
Total current liabilities	17,855	11,375
Other long-term liabilities	1,500	616
Contract liability	12,000	—
Long-term debt, less debt issuance costs	19,623	14,792
Operating lease liabilities	5,071	—
Total liabilities	56,049	26,783
Commitments and contingencies (Note J)
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at December 31, 2019 and December 31, 2018; no shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at December 31, 2019 and December 31, 2018; 70,427,400 and 65,290,879 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	521,356	513,336
Accumulated deficit	(504,145)	(475,667)
Accumulated other comprehensive loss	(865)	(1,470)
Total stockholders’ equity	16,347	36,200
Total liabilities and stockholders’ equity	$72,396	$62,983
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018
Revenue
Product	$76,649	$78,627
Royalty	780	11,162
Total revenue	77,429	89,789
Cost of revenue	40,692	41,304
Gross profit	36,737	48,485

Operating expenses
Sales and marketing	28,514	38,955
Research and development	12,457	16,869
General and administrative	20,895	24,622
Goodwill impairment	—	6,731
Total operating expenses	61,866	87,177
Loss from operations	(25,129)	(38,692)

Other income and expenses
Interest income	330	659
Interest expense	(2,942)	(3,356)
Foreign currency transaction loss	(692)	(1,915)
Total other expenses, net	(3,304)	(4,612)
Loss before income taxes	(28,433)	(43,304)
Income tax provision	45	61

Net loss	$(28,478)	$(43,365)

Net loss per share - basic and diluted	$(0.44)	$(0.74)

Weighted average common shares outstanding - basic and diluted	64,122,455	58,886,333

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2019	2018
Net loss	$(28,478)	$(43,365)
Other comprehensive income
Foreign currency translation adjustments	605	1,733
Change in unrealized gain on available-for-sale securities, net of tax	—	33
Comprehensive loss	$(27,873)	$(41,599)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share and per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Par Value				Total
Balance, December 31, 2017	45,528,519	$—	$486,570	$(436,821)	$(3,236)	$46,513
Issuance of common stock—option exercise	80,000	—	112			112
Issuance of common stock—restricted stock	1,516,295	—	—			—
Issuance of common stock—2018 offering	15,333,333	1	21,324			21,325
Issuance of common stock— ATM offering	556,334	—	456			456
Issuance of common stock - Lincoln Park Capital Fund, LLC	2,276,398	—	988			988
Compensation expense related to issued stock options and restricted stock awards			3,886			3,886
Cumulative-effect adjustment from adoption of ASC 606				4,519		4,519
Net loss				(43,365)		(43,365)
Other comprehensive income					1,766	1,766
Balance, December 31, 2018	65,290,879	$1	$513,336	$(475,667)	$(1,470)	$36,200
Issuance of common stock—option exercise	81,441	—	184			184
Issuance of common stock—restricted stock	3,195,097	—	—			—
Issuance of common stock— ATM offering	1,084,789	—	1,999			1,999
Issuance of common stock— Innovatus Investment	775,194	—	3,000			3,000
Compensation expense related to issued stock options and restricted stock awards			2,837			2,837
Net loss				(28,478)		(28,478)
Other comprehensive income					605	605
Balance, December 31, 2019	70,427,400	$1	$521,356	$(504,145)	$(865)	$16,347

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(28,478)	$(43,365)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	4,237	4,122
Stock-based compensation expense	2,837	3,886
Unrealized foreign exchange loss, net	606	1,806
Non-cash lease expense	1,146	—
Provision for bad debts on trade receivables	106	(72)
Impairment of goodwill	—	6,731
Impairment of long-term assets	69	2,433
Disposal of long-term assets	(200)	(4)
Loss on extinguishment of debt	1,085	—
Non-cash interest expense	423	125
Accretion on investments	(4)	(18)
Deferred tax	—	(37)
Changes in operating assets and liabilities:
Accounts receivable	2,070	28
Royalty receivable	(20)	55
Inventories	(2,539)	(350)
Prepaid expenses and other assets	(1,623)	529
Accounts payable, accrued expenses, and other liabilities	1,615	(1,045)
Contract liability	12,000	—
Advance on research and development	3,832	—
Net cash used in operating activities	(2,838)	(25,176)

Cash flows from investing activities:
Acquisition of property and equipment	(2,926)	(4,059)
Purchase of investments	—	(27,430)
Maturity of investments	7,250	47,115
Net cash provided by investing activities	4,324	15,626

Cash flows from financing activities:
Proceeds from exercise of common stock options	184	112
Debt issuance costs	(737)	—
Loss on extinguishment of debt	(919)	—
Proceeds from issuance of debt	20,000	—
Payments on long-term debt	(15,000)	(15,000)
Debt prepayment fee	—	(225)
Net proceeds from issuance of common stock	4,999	22,768
Net cash provided by financing activities	8,527	7,655
Foreign exchange effect on cash and cash equivalents	1	(73)
Increase/(decrease) in cash, cash equivalents, and restricted cash	10,014	(1,968)
Cash, cash equivalents, and restricted cash beginning of period	16,842	18,810
Cash, cash equivalents, and restricted cash end of period	$26,856	$16,842

Supplemental information:
Cash paid for interest	2,123	2,837
Non cash investing and financing activities
Issuance of common stock for equity financing	—	77
 The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A—Organization and Basis of Presentation

Conformis, Inc. and its subsidiaries (the “Company”) is a medical technology company that uses its proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which the Company refers to as personalized, to fit each patient’s unique anatomy. The Company’s proprietary iFit technology platform is potentially applicable to all major joints. The Company offers a broad line of personalized knee implants designed to restore the natural shape of a patient’s knee.

The Company was incorporated in Delaware and commenced operations in 2004. The Company introduced its iUni and iDuo in 2007, its iTotal CR in 2011, its iTotal PS in 2015, and its Conformis Hip System in 2018. The Company has its corporate offices in Billerica, Massachusetts.

These consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

Since the Company’s inception in 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015 and secondary public offering in January 2018, patent licenses, debt and convertible debt financings, equipment purchase loans, and product revenue beginning in 2007. The Company has not yet attained profitability and continues to incur operating losses and negative operating cash flows, which adversely impacts the Company's ability to continue as a going concern. At December 31, 2019, the Company had an accumulated deficit of $504.1 million.

At December 31, 2019, the Company had cash and cash equivalents and investments of $26.4 million and $0.5 million in restricted cash allocated to a lease deposit.

In January 2017, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allows the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On May 10, 2017, the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”) for the sale and issuance of up to $50 million of its common stock and entered into a Distribution Agreement ("Distribution Agreement") with Canaccord Genuity, Inc., ("Canaccord"), pursuant to which Canaccord agreed to sell shares of the Company's common stock from time to time, as our agent, in an “at-the-market” offering ("ATM") as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended. The Company is not obligated to sell any shares under the Distribution Agreement. As of December 31, 2019, the Company has sold 1,870,069 Shares under the Distribution Agreement resulting in net proceeds of $3.6 million.

On December 17, 2018, the Company entered into a stock purchase agreement with Lincoln Park Capital ("LPC" and the "LPC Agreement"). Upon entering the LPC Agreement, the Company sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. Additionally, as consideration for LPC’s commitment to purchase shares of common stock under the LPC Agreement, Conformis has issued 354,430 shares to LPC.  The Company has the right at its sole discretion to sell to LPC up to $20.0 million worth of shares not to exceed 12,297,210 shares over a 36-month period subject to the terms of the LPC Agreement. Conformis will control the timing of any sales to LPC and LPC will be obligated to make purchases to Conformis common stock upon receipt of requests from Conformis in accordance with the terms of the agreements. There are no upper limits to the price per share LPC may pay to purchase the up to $20.0 million worth of common stock subject to the Agreement, and the purchase price of the shares will be based on the then prevailing market prices of the Company’s shares at the time of each sale to LPC as described in the LPC Agreement, provided that LPC will not be obligated to make purchases of our common stock pursuant to receipt of a request from us on any business day on which the last closing trade price of our common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the LPC Agreement) is below a floor price of

$0.25 per share.  No warrants, derivatives, financial or business covenants are associated with the LPC Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of the Company’s common stock.  The LPC Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty. As of December 31, 2019, the Company has sold 2,276,398 Shares under the LPC Agreement resulting in net proceeds of $1.0 million.

On June 25, 2019, the Company entered into a Loan and Security Agreement (the "2019 Secured Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and lender, East West Bank and the other lenders party thereto from time to time (collectively, the "Lenders"), pursuant to which the Lenders agreed to make term loans and revolving credit facility to the Company to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million. The Company used the proceeds from the debt financings to pay off its senior secured loan and security agreement (the "2017 Secured Loan Agreement") with Oxford Finance LLC ("Oxford"). In addition, Innovatus purchased approximately $3 million of the Company's common stock at the previous day's closing price. For further information regarding the 2017 Secured Loan Agreement and the 2019 Secured Loan Agreement, see “Note K—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

On September 30, 2019, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics ("Stryker"). In connection with entering into the Asset Purchase Agreement, the Company and Stryker also entered into a Development Agreement (the "Development Agreement"), a License Agreement (the "License Agreement"), a Distribution Agreement (the "Distribution Agreement"). and, together with the Asset Purchase Agreement, the Development Agreement and the License Agreement, the "Agreements") and other ancillary agreements contemplated by the Agreements. Under the terms of the agreements, the Company agreed to sell and license to Stryker certain assets relating to the Company's patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf," non-personalized knee implant offerings. The Company received $14 million upfront and will receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. As of December 31, 2019, the Company successfully completed the first out of three milestones with Stryker. Under the long-term Distribution Agreement, the Company will supply patient-specific instrumentation to Stryker. The Company may be required to pay back a portion of the initial payment as it is contingent on the successful completion of milestones set forth in the Development Agreement and License Agreement.

The Company expects that its existing cash and cash equivalents as of December 31, 2019, anticipated revenue from operations, the successful completion of the milestones set forth in the Development Agreement and License Agreement, available sales of shares under the Equity Distribution Agreement and LPC Agreement, available borrowings under the revolving credit facility, and revenue that may be generated in connection with licensing its intellectual property will enable the Company to fund operating expenses and capital expenditure requirements and pay debt service as it becomes due for at least the next 12 months from the date of filing. In order for the Company to meet its operating plan beyond this timeframe, gross margin improvements and operating expense reductions will be necessary to reduce cash used in operations, and the Company will need to successfully complete milestones set forth in the Development Agreement and the License Agreement.  When the Company needs additional equity or debt financing proceeds to fund its operations after the next 12 months from the date of filing, the Company may not be able to obtain additional financing on terms favorable to the Company, or at all.

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

     For the years ended December 31, 2019 and 2018, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of total gross receivable balance at December 31, 2019 and 2018.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc., or ImaTx, ConforMIS Europe GmbH, ConforMIS UK Limited, ConforMIS Hong Kong Limited, and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. The Company’s cash equivalents consist of demand deposits, money market accounts, money market funds, treasury bonds, corporate bonds and commercial paper on deposit with certain financial institutions, in addition to cash deposits in excess of federally insured limits. Demand deposits are carried at cost which approximates their fair value. Money market funds are carried at fair value based upon level 1 inputs. Repurchase agreements are valued using level 2 inputs. See “Note C — Fair Value Measurements” below. The associated risk of concentration is mitigated by banking with credit worthy financial institutions.

The Company had $0.8 million as of December 31, 2019 and $1.1 million as of December 31, 2018 held in foreign bank accounts, that was not federally insured. In addition, the Company has recorded restricted cash of $0.5 million as of December 31, 2019 and 2018. Restricted cash consisted of security provided for lease obligations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$26,394	$16,380
Restricted cash	462	462
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$26,856	$16,842

Investment securities

The Company classifies its investment securities as available-for-sale. Those investments with maturities less than 12 months at the date of purchase are considered short-term investments. Those investments with maturities greater than 12 months at the date of purchase are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive loss.

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

 Accounts receivable and allowance for doubtful accounts

Accounts receivable consist of billed and unbilled amounts due from medical facilities or independent distributors (the "Customer"). Upon completion of a procedure, revenue is recognized and an unbilled receivable is recorded. Under ASC 606, an enforceable contract is met either at or prior to the procedure being performed. Upon receipt of a purchase order from the Customer, a billed receivable is recorded and the unbilled receivable is reversed. As a result, the unbilled receivable balance fluctuates based on the timing of the Company's receipt of purchase orders from the medical facilities. In estimating whether accounts receivable can be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, collections experience to date and any specific collection issues that have been identified. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or when collection risk is identified.

Inventories

Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the years ended December 31, 2019 and 2018, the Company recognized provisions of $2.8 million and $1.9 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of ImaTx, Inc. in 2009 and the acquisition of BPM in August 2017. The Company tests goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets may be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. When testing goodwill for impairment, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the one-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the one-step goodwill impairment test will be performed. During the three months ended September 30, 2018, the Company's qualitative analysis indicated a triggering event that required a step one analysis to determine the fair value of the reporting unit for the period ended September 30, 2018. The Company's drop in market capitalization and decrease in cash flow projections were indicators of impairment. The Company determined the fair value of the reporting unit using the combination of its market capitalization, income approach, and the merger and acquisition method concluding that the fair value of the reporting unit is less than the carrying amount in excess of Goodwill, therefore fully impairing Goodwill as of September 30, 2018.

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

Furthermore, periodically the Company assesses whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. To evaluate for impairment, the Company compares the undiscounted cash flows to be generated from such assets or groups of assets to the carrying value. If the undiscounted cash flows are less than the carrying value, the amount of impairment is measured based on fair value. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. At our annual impairment review on December 31, 2019, the cash flow analysis performed did not indicate impairment.

In 2019, the Company specifically identified long-lived assets that have become impaired and recorded $0.1 million in impairment charges. In 2018, the Company recognized $2.4 million in impairment charges, comprised of $1.9 million related to unused manufacturing equipment abandoned in July 2018, $0.3 million related to the expiration of a credit towards a purchase of certain manufacturing equipment, and the remaining $0.2 million impairment charges relate primarily to the discontinuance of software applications. Impairment charges are included in General and administrative expense.

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

Revenue recognition

The Company adopted ASU No. 2014-9, “Revenue from Contracts with Customers (ASC 606)” as of January 1, 2018. Based on the Company's assessment, revenue recognition from the sale of its products to customers effectively remains unaffected by the adoption of ASC 606. The assessment of the royalty revenue associated with the Company's 2015 license agreements previously entered into with Wright Medical Group Inc. and MicroPort Orthopedics, Inc. was affected by the adoption of ASC 606. Previously, under ASC 605, the Company recognized an initial $5.1 million, in aggregate, as deferred royalty revenue under these agreements, to be recognized ratably through 2027 and 2031 for Wright Medical Group Inc. and MicroPort Orthopedics, Inc., respectively. The Company's analysis of these contracts indicated that under ASC 606 the licenses are functional and thus revenue would have been recognized in full on the execution date. Further the ongoing royalty from MicroPort was previously recognized as royalty revenue upon receipt of payment. Under ASC 606, royalty is recognized in the period the sale occurred. The Company elected to apply the adoption of ASC 606 using the modified retrospective method for contracts that were not complete as of December 31, 2017, resulting in an adjustment to the 2018 opening balance of accumulated deficit to recognize the deferred royalty revenue immediately. Comparative information has not been restated and continues to be reported under the accounting policy in effect for those periods, including ASC 605, Revenue Recognition.

Product Revenue Recognition

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2019. Payment is typically due between 30 - 60 days from invoice.

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

Unconditional rights to consideration are reported as receivables. Incidental items that are immaterial in the context of the contract are recognized as expense. At December 31, 2019 and 2018, the Company did not have contract assets or liabilities recorded on the Consolidated Balance Sheets derived from product revenue.

Royalty Revenue Recognition

The Company receives ongoing sales-based royalty from MicroPort. Royalty revenue is recorded at the expected value of the royalty revenue.

On September 30, 2019 the Company entered into an Asset Purchase Agreement (the "Asset Purchase
Agreement") with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker
Orthopaedics ("Stryker"). In connection with entering into the Asset Purchase Agreement, the Company and Stryker also entered into a Development Agreement (the "Development Agreement"), a License Agreement (the "License Agreement"), a Distribution Agreement (the "Distribution Agreement". and, together with the Asset Purchase
Agreement, the Development Agreement and the License Agreement, the "Agreements") and other ancillary agreements contemplated by the Agreements. Under the terms of the agreements, the Company agreed to sell and license to Stryker certain assets relating to the Company's patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf," non-personalized knee implant offerings. The Company received $14 million upfront and will receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. Under the long-term Distribution Agreement, the Company will supply patient-specific instrumentation to Stryker. The Agreements contain termination provisions whereas under certain circumstances, Stryker may be able to terminate the Development Agreement and a portion of the initial payment is repaid to Stryker. Conversely, under certain circumstances, Stryker could terminate and pay an additional fee for the right to use the Company's intellectual property to sell patient specific-instrumentation with their off-the-shelf knee offering, subject to a sales-based royalty fee.

The Company determined that the Asset Purchase Agreement and the License Agreement are within the scope of ASC 606. Under the Asset Purchase and License Agreements, the Company is required to provide certain assets and the right to use the license for a specific purpose. The assets and the right to use the license are highly interdependent and is considered one performance obligation. The Company bifurcated the total transaction price of $30.0 million into two components; $5.0 million related to cost reimbursement for other services (development) and $25.0 million allocated to royalty revenue determined using the residual approach by deducting the cost reimbursement component from the total transaction price. The arrangement does not contain a significant financing component.

The Company records a contract liability when there is an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. At December 31, 2019 the Company recorded $12.0 million as a long-term contract liability related to consideration received from the customer under the Asset Purchase and Development Agreements. The Company concluded the license rights under the License Agreement is functional when FDA 510(k) clearance is received as required under Milestone 3 in the License Agreement, or upon termination by Stryker and Stryker's election to purchase the license rights.

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

The following table summarizes activity for rebate allowance reserve for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018
Beginning Balance	$96	$119
Provision related to current period sales	145	129
Adjustment related to prior period sales	20	40
Payments or credits issued to customer	(134)	(192)
Ending Balance	$127	$96

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

Shipping and handling costs

Shipping and handling activities prior to the transfer of control to the customer (e.g., when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $1.8 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively.

Taxes Collected From Customers and Remitted to Government Authorities

The Company’s policy is to present taxes collected from customers and remitted to government authorities on a net basis and not to include tax amounts in revenue.

Collaborative arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently. Amounts that are received from collaboration are recognized as an offset to Research and development expense when incurred.

Under the Development Agreement with Stryker, the Company has three milestone deliverables in which the Company must deliver the first prototype of the patient-specific instrumentation (referred to as "PSI") to be used with Stryker's off-the-shelf knee implant, design freeze of the PSI, and FDA 510(k) submission of the developed product. In December 2019, the Company met the first milestone under the Development Agreement.

For the year ended December 31, 2019, the Company recognized $0.2 million in Research and development expense, offset by a portion of the advance on development received upon execution of the agreements. The remaining portion of the advance of $2.3 million is classified as a short-term Advance on research and development on the Consolidated Balance Sheets and will be used to offset future expenses incurred under the Development Agreement. Upon successful completion of milestone 1 in December 2019, the Company recorded an additional advance on research and development of $1.5 million within Other long-term liabilities on the Consolidated Balance Sheets.

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

Advertising expense

Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.5 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s chief operating decision-maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business segment and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the aggregate Company level. Accordingly, in light of the Company’s current product offerings, management has determined that the primary form of internal reporting is aligned with the offering of the Conformis personalized joint replacement products and that the Company operates as one segment. See “Note O—Segment and Geographic Data.”

Comprehensive loss

At December 31, 2019 and 2018, accumulated other comprehensive loss consists of foreign currency translation adjustments. The following table summarizes accumulated beginning and ending balances of foreign currency translation adjustments in Accumulated other comprehensive loss (in thousands):

	Foreign currency translation adjustments	Change in unrealized gain (loss) on available-for-sale securities, net of tax	Accumulated other comprehensive income (loss)
Balance December 31, 2017	$(3,203)	$(33)	$(3,236)
Change in period	$1,733	$33	$1,766
Balance December 31, 2018	$(1,470)	$—	$(1,470)
Change in period	605	—	605
Balance December 31, 2019	$(865)	$—	$(865)

Foreign currency translation and transactions

The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates at the balance sheet date, and income and expense items are translated at average rates of exchange prevailing during the year. Net translation gains and losses are recorded in Accumulated other comprehensive loss. Gains and losses realized from transactions denominated in foreign currencies, including intercompany balances not of a long-term investment nature, are included in the consolidated statements of operations.

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

The Company has operations in Germany and, until July 1, 2017, the United Kingdom. The operating results of these operations will be permanently reinvested in those jurisdictions. As a result, the Company has only provided for income taxes at local rates when required.

Accounting Standard Update ("ASU") No. 2016-09, "Compensation - Stock Compensation," was issued and adopted in January 2017. ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, modified retrospective adoption of ASU 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before the Company can recognize them and therefore, it has accounted for a cumulative-effect adjustment of $7.7 million during the year ended December 31, 2019 to record excess tax benefits.  Since the Company has a full valuation allowance on all deferred taxes, this has no impact on retained earnings or the tax position of the Company.

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

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes option pricing model is affected by the stock price, exercise price, and a number of assumptions, including expected volatility of the stock, expected life of the option, risk-free interest rate and expected dividends on the stock. The fair value for restricted stock awards and performance awards is the grant date close price of the Company's Common

Stock as reported by NASDAQ. The Company evaluates the assumptions used to value the awards at each grant date and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Forfeitures are accounted for as they occur.

Net loss per share

The Company calculates net loss per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share (“EPS”) is calculated by dividing the net income or loss for the period by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Years Ended December 31,
(in thousands, except share and per share data)	2019	2018
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(28,478)	$(43,365)
Denominator:
Denominator for basic loss per share:
Weighted average shares	64,122,455	58,886,333
Basic loss per share attributable to Conformis, Inc. stockholders	$(0.44)	$(0.74)
Diluted loss per share attributable to Conformis, Inc. stockholders	$(0.44)	$(0.74)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Years Ended December 31,
	2019	2018
Common stock warrants	—	—
Stock options, restricted stock awards, performance awards	2,992,120	55,346
Total	2,992,120	55,346

Recent accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes." This ASU amends Topic 740 Income Taxes in an effort to reduce the complexity of accounting for hybrid tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, intraperiod tax allocation exception to incremental approach, ownership changes in investments, and year-to-date loss limitation in interim-period tax accounting. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In July 2019, the FASB issued ASU No. 2019-07, "Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates." This ASU updates the codification to reflect the amendments of various SEC disclosure requirements. The ASU became effective on July 26, 2019 and did not have an impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, "Credit Losses (Topic 326)." ASU 2016-13 requires that financial assets measured at amortized cost, such as trade receivables, be represented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU No. 2019-13, "Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief," which allows for a transition election on certain instruments. The guidance is effective for Small Reporting Companies for fiscal years beginning after December 15, 2022 and interim periods in those fiscal years. In November 2019, the FASB issued ASU No. 2019-11 which amends certain aspects of ASU No. 2019-13, including transition relief for trouble debt restructuring, among other topics. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

Correction of an Immaterial Error

Certain amounts disclosed in the prior period have been corrected. In the Consolidated Statement of Cash Flows for the year ended December 31, 2018, the Company corrected the cash flow presentation of unrealized foreign currency transaction gains or losses of $1.8 million resulting from changes in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated to reflect such cash flows as non-cash adjustment to cash flows from operating activities.

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

The Company did not have any assets measured at fair value at December 31, 2019. The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash equivalents	Short-term (1) investments
Level 1 securities:
Money market funds	$1,046	$—	$—	$1,046	$1,046	$—
U.S. treasury bonds	10,494	—	—	10,494	5,497	4,997
Level 2 securities:
Corporate bonds	1,249	—	—	1,249	—	1,249
Commercial paper	999	—	—	999	—	999
Total	$13,788	$—	$—	$13,788	$6,543	$7,245
(1) Contractual maturity due within one year.

Note D—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Total receivables	$11,401	$13,634
Allowance for doubtful accounts and returns	(335)	(390)
Accounts receivable, net	$11,066	$13,244

The beginning accounts receivable balance as of January 1, 2018 was $13.2 million. All activity within accounts receivables relate to normal operational activity from the period. Accounts receivable included unbilled receivable of $2.1 million and $2.2 million for the years ended December 31, 2019 and 2018. Write-offs related to accounts receivable were approximately $187,000, $115,000, for the years ended December 31, 2019 and 2018, respectively.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	December 31, 2019	December 31, 2018
Beginning balance	$(390)	$(635)
Provision for bad debts on trade receivables	(106)	72
Other allowances	(26)	58
Accounts receivable write-offs	187	115
Ending balance	$(335)	$(390)

Note E—Inventories

Inventories consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Raw Material	$6,171	$4,498
Work in process	1,717	1,518
Finished goods	4,186	3,518
Total Inventories	$12,074	$9,534

Note F—Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	December 31, 2019	December 31, 2018
Equipment	5-7	$19,011	$18,602
Furniture and fixtures	5-7	864	954
Computer and software	3	9,561	8,783
Leasehold improvements	3-7	2,008	1,978
Reusable instruments	5	3,402	1,573
Total property and equipment		34,846	31,890
Accumulated depreciation		(21,490)	(17,451)
Property and equipment, net		$13,356	$14,439

During the first quarter of 2018, the Company substantially completed the reusable instrumentation tray design and commenced capitalization.

Depreciation expense related to property and equipment was $4.1 million and $4.0 million for the years ended December 31, 2019 and 2018, respectively. In 2019, the Company recognized $0.1 million in impairment charges. In 2018, the Company incurred $2.4 million in impairment charges comprised of $1.9 million related to unused manufacturing equipment abandoned in July 2018, $0.3 million related to the expiration of a credit towards a purchase of certain manufacturing equipment, and the remaining $0.2 million impairment charges relate primarily to the discontinuance of software applications.

Note G—Intangible Assets
The components of intangible assets consisted of the following (in thousands):

	Estimated Useful Life (Years)	December 31, 2019	December 31, 2018
Developed technology	10	$979	$979
Accumulated amortization		(979)	(881)
Developed technology, net		—	98

Acquired favorable lease	5	—	15
Accumulated amortization		—	(4)
Acquired favorable lease, net		—	11

Intangible assets, net		$—	$109
     The Company recognized amortization expense of $0.1 million in the years ended December 31, 2019 and 2018. The Company's intangible asset was fully amortized as of December 31, 2019.

Note H—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Accrued employee compensation	$3,198	$3,138
Deferred rent	—	132
Accrued legal expense	310	215
Accrued consulting expense	21	84
Accrued vendor charges	1,037	1,441
Accrued revenue share expense	1,050	1,134
Accrued clinical trial expense	394	549
Accrued other	1,125	1,237
	$7,135	$7,930

Note I—Leases

The Company adopted Topic 842 as of January 1, 2019. Refer to "Note B—Summary of Significant Accounting Policies" for the impact of adoption on the Company's Consolidated Financial Statements.

The Company maintains its corporate headquarters in a leased building located in Billerica, Massachusetts. The Company maintains its manufacturing facilities in leased buildings located in Wilmington, Massachusetts and Wallingford, Connecticut.

The Company's leases have remaining lease terms of approximately one-to-six years, some of which include one or more options to extend the leases for up to five years per renewal. The exercise of lease renewal options is at the sole discretion of the Company. The amounts disclosed in the Consolidated Balance Sheet pertaining to right-of-use assets and lease liabilities are measured based on management’s current expectations of exercising its available renewal options.

The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing, or enter into additional leases.

As of December 31, 2019 the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

Cash paid for amounts included in lease liability was $1.7 million for the year-ended December 31, 2019. The components of lease expense and related cash flows were as follows (in thousands):

	December 31, 2019	December 31, 2018
Rent expense	$1,526	$1,511
Variable lease cost (1)	378	—
	$1,904	$1,511
(1) Variable operating lease expenses consist primarily common area maintenance and real estate taxes for the year ended months ended December 31, 2019.

Deferred rent was $0.7 million as of December 31, 2018.  Deferred rent is included in accrued expenses and other long-term liabilities.

As of December 31, 2019, the remaining weighted-average lease term of the operating leases was 5.02 years and the weighted-average discount rate was 6.0%.

The future minimum rental payments under these agreements as of December 31, 2019 were as follows (in thousands):

Year	Minimum Lease Payments
2020	$1,615
2021	1,633
2022	1,399
2023	1,053
After 2023	1,885
Total lease payments	$7,585
Present value adjustment	(1,045)
Present value of lease liabilities	$6,540

Note J—Commitments and Contingencies

License and revenue share agreements

Revenue share agreements

The Company is party to revenue share agreements with certain past and present members of its scientific advisory board under which these advisors agreed to participate on its scientific advisory board and to assist with the development of the Company’s personalized implant products and related intellectual property. These agreements provide that the Company will pay the advisor a specified percentage of the Company’s net revenue, ranging from 0.1% to 1.33%, with respect to the Company’s products on which the advisor made a technical contribution or, in some cases, which the Company covered by a claim of one of its patents on which the advisor is a named inventor. The specific percentage is determined by reference to product classifications set forth in the agreement and may be tiered based on the level of net revenue collected by the Company on such product sales. The Company’s payment obligations under these agreements typically expire a fixed number of years after expiration or termination of the agreement, but in some cases expire on a product-by-product basis or expiration of the last to expire of the Company’s patents where the advisor is a named inventor that has claims covering the applicable product.

Philipp Lang, M.D., our former Chief Executive Officer and former director, joined the Company’s scientific advisory board in 2004 prior to becoming an employee. The Company first entered into a revenue share agreement with Dr. Lang in 2008 when he became the Company’s Chief Executive Officer. In 2011, the Company entered into an amended and restated revenue share agreement with Dr. Lang. Under this agreement, the specified percentage of the Company’s net revenue payable to Dr. Lang ranges from 0.875% to 1.33% and applies to all of the Company’s current products, including the Company’s iUni, iDuo, iTotal CR, iTotal PS, and Conformis Hip System products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The Company’s payment obligations under this agreement expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is named an inventor that has a claim covering the applicable product. These payment obligations survived the termination of Dr. Lang’s employment with the Company. We have raised concerns with Dr. Lang relating to this revenue share agreement and have been seeking to enter into discussions with Dr. Lang concerning the scope of this agreement. In October 2018, we requested that Dr. Lang provide consulting services as permitted under Dr. Lang’s revenue share agreement. However, he failed to respond to such request and, as a result, beginning in the fourth quarter of 2018, the revenue share percentage rate owed to Dr. Lang has been reduced by 50% within the scope of his agreement. The Company incurred revenue share expense for Dr. Lang of $0.7 million for the year ended December 31, 2018. Dr. Lang was not a related party in 2019.

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board and Dr. Lang revenue share agreements of $2.0 million during the year ended December 31, 2019, representing 2.6% of product revenue and $3.1 million during the year ended December 31,

2018, representing 4.0% of product revenue. Revenue share expense is included in research and development. See “Note L—Related Party Transactions” for further information regarding the Company’s arrangement with Dr. Lang.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The following table summarizes the Company's contractual obligations as of the year ended December 31, 2019 (in thousands):

	Payment Due by Period
	Total	Less than 1 year	Years 1 to 3	Years 3 to 5	After 5 years
Contractual Obligations (1)(2)	$1,541	$432	$359	$300	$450

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

There have been no contingent liabilities requiring accrual at December 31, 2019 or December 31, 2018.

Legal proceedings

In the ordinary course of the Company's business, the Company is subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where the Company sells its products.

On August 15, 2019, the Company filed a lawsuit against Zimmer Biomet Holdings, Inc. and Zimmer, Inc., “Zimmer Biomet”, in the United States District Court for the District of Delaware seeking damages for Zimmer Biomet’s infringement of certain of the Company’s patents related to patient-specific instrument and implant systems. The complaint alleges that Zimmer Biomet’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Zimmer Biomet patient-specific instrument and implant systems for knee, shoulder, and hip replacement procedures. On November 5, 2019, Zimmer Biomet filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that we infringe five patents owned by Zimmer Biomet. Zimmer Biomet alleges that our iTotal CR and iTotal PS products infringe all five asserted patents, that our iDuo product infringes three of the asserted patents, and that our iUni product infringes two of the asserted patents. On January 13, 2020, Zimmer Biomet filed a motion to dismiss our complaint, and we filed our answer to Zimmer Biomet's complaint, denying that the Company's products infringe Zimmer Biomet’s asserted patents. The Company's answer also alleges that Zimmer Biomet’s asserted patents are invalid.

On August 29, 2019, the Company filed a lawsuit against Medacta USA, Inc., “Medacta”, in the United States District Court for the District of Delaware, and amended its complaint on December 23, 2019, seeking damages for Medacta’s infringement of certain of our patents related to patient-specific instrument and implant systems. The Company alleges in the lawsuit that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer, denying that its patient-specific instrument and implant systems infringe the patents asserted by the Company. Medacta’s answer also alleges the affirmative defense that our asserted patents are invalid.

An adverse outcome of these lawsuits could have a material adverse effect on our business, financial condition or results of operations. The Company is presently unable to predict the outcome of these lawsuits or to reasonably estimate a range of potential losses, if any, related to the lawsuits.

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

Note K—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Term A Loan	$—	$7,500
Term B Loan	—	7,500
Innovatus, Term Loan	20,000	—
	20,000	15,000
Innovatus, Term Loan accrued payment-in-kind interest	262	—
Less unamortized debt issuance costs	(639)	(208)
Long-term debt, less debt issuance costs	$19,623	$14,792

Principal payments due as of December 31, 2019 consisted of the following (in thousands):

Principal Payment
2020	$—
2021	—
2022	—
2023	8,986
2024	12,580
Total	$21,566

2017 Secured Loan Agreement

On January 6, 2017, the Company entered into the 2017 Secured Loan Agreement with Oxford and accessed $15 million under Term Loan A at closing and an additional $15 million of borrowings under the Term B Loan on June 30, 2017. On July 31, 2018, the Company and Oxford entered into a fourth amendment to the 2017 Secured Loan Agreement, or the Fourth Amendment, with Oxford. The Fourth Amendment added the requirement that the Company maintain at least $10 million in cash collateral and required liens on the Company's copyrights, trademarks and patents. Pursuant to the Fourth Amendment, the Company also agreed to pay Oxford a fee of $1 million within 30 days of consummation of a sale of the Company, if such sale occurs prior to the first anniversary of the Company's full repayment of obligations under the 2017 Secured Loan Agreement. In addition, the Fourth Amendment amended the Company's financial covenants, including increasing of the revenue covenant beginning in January 2019. On December 13, 2018, the Company entered into a fifth amendment to the 2017 Secured Loan Agreement, or the Fifth Amendment, with Oxford, and pursuant to the Fifth Amendment, the Company pre-paid $15 million aggregate principal amount of the $30 million outstanding principal amount, as a pro rata portion of the Term A Loan and Term B Loan, together with accrued and unpaid interest thereon and a pro rata prepayment fee. Under the Fifth Amendment, the Company's cash collateral requirements were reduced to $5 million.

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

As of December 31, 2019, the Company was in compliance of covenants under the 2019 Secured Loan Agreement.

Term Loan - Innovatus

The term loan under the 2019 Secured Loan Agreement bears interest at a floating annual rate calculated at the greater of the variable rate of interest as most recently announced by East West Bank as prime or 5.50%, plus 3.75% ("Term Loan Basic Interest Rate"), bearing an effective interest rate of 9.25% at December 31, 2019. The Company is required to make interest only payments in arrears on the term loan for four years; provided that the Company has elected to pay 2.50% per annum as such Term Loan Basic Interest Rate in-kind by adding an amount equal to 2.50% per annum of the outstanding principal amount to the then outstanding principal balance on a monthly basis until the third anniversary of the 2019 Secured Loan Agreement. Commencing July 1, 2023, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of the term loan, together with accrued interest, in arrears, to the Lenders.  All unpaid principal, accrued and unpaid interest with respect to the term loan, and a final fee in the amount of 5.0% of the term loan commitment, is due and payable in full on the term loan maturity date on June 1, 2024.

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

There were no amounts outstanding under the revolving credit facility at December 31, 2019.

Note L—Related Party Transactions

Vertegen

In April 2007, the Company entered into a license agreement with Vertegen, Inc., or Vertegen, which was amended in May 2015 (the “Vertegen Agreement”). Vertegen is an entity that is wholly owned by Dr. Lang, the Company’s former Chief Executive Officer. Under the Vertegen Agreement, Vertegen granted the Company an exclusive, worldwide license under specified Vertegen patent rights and related technology to make, use and sell products and services in the fields of diagnosis and treatment of articular disorders and disorders of the human spine. The Company may sublicense the rights licensed to it by Vertegen. The Company is required to use commercially reasonable efforts, at its sole expense, to prosecute the patent applications licensed to the Company by Vertegen. Pursuant to the Vertegen Agreement, the Company is required to pay Vertegen a 6% royalty on net sales of products covered by the patents licensed to the Company by Vertegen, the subject matter of which is directed primarily to spinal implants, and any proceeds from the Company enforcing the patent rights licensed to the Company by Vertegen. Such 6% royalty rate will be reduced to 3% in the United States during the five-year period following the expiration of the last-to-expire applicable patent in the United States and in the rest of the world during the five-year period following the expiration of the last-to-expire patent anywhere in the world. The Company has not sold any products subject to this agreement and has paid no royalties under this agreement. The Company has cumulatively paid approximately $175,000 in expenses in connection with the filing and prosecution of the patent applications licensed to the Company by Vertegen for the year ended December 31, 2018.

The Vertegen Agreement may be terminated by the Company at any time by providing notice to Vertegen. In addition, Vertegen may terminate the Vertegen Agreement in its entirety if the Company is in material breach of the agreement, and the Company fails to cure such breach during a specified period.

    During 2018, Dr. Lang ceased being a related party, therefore due to the association with Dr. Lang, Vertegen is no longer a related party to the Company.

Revenue share agreements

As described in "Note J—Commitments and Contingencies," the Company is a party to certain agreements with advisors to participate as a member of the Company’s scientific advisory board. In September 2011, the Company entered into an amended and restated revenue share agreement with Philipp Lang, M.D., former Chief Executive Officer and director, which amended and restated a similar agreement entered into in 2008 when Dr. Lang stepped down as chair of the Company’s scientific advisory board and became the Company’s Chief Executive Officer. This agreement provides that the Company will pay Dr. Lang a specified percentage of our net revenue, ranging from 0.875% to 1.33%, with respect to all of our current and planned products, including the Company’s iUni, iDuo, iTotal CR, iTotal PS, and Conformis Hip System products, as well as certain other knee, hip and shoulder replacement products and related instrumentation the Company may develop in the future. The specific percentage is determined by reference to product classifications set forth in the agreement and is tiered based on the level of net revenue collected by the Company on such product sales. The Company’s payment obligations expire on a product-by-product basis on the last to expire of the Company’s patents on which Dr. Lang is a named inventor that include a claim covering the applicable product. These payment obligations survived the termination of Dr. Lang’s employment with the Company. We have raised concerns with Dr. Lang relating to this revenue share agreement and have been seeking to enter into discussions with Dr. Lang concerning the scope of this agreement. In October 2018, the Company requested that Dr. Lang provide consulting services as permitted under Dr. Lang’s revenue share agreement. However, he failed to respond to such request and, as a result, beginning in the fourth quarter of 2018, the revenue share percentage rate owed to Dr. Lang has been reduced by 50% within the scope of his agreement. The Company incurred revenue share expense for Dr. Lang of $0.7 million for the year ended December 31, 2018. Dr. Lang is not considered a related party in 2019.

Note M—Stockholders’ Equity

Common stock

Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

In conjunction with the 2019 Secured Loan Agreement, on June 25, 2019, the Company entered into an investment agreement (the "Investment Agreement"), with Innovatus, Innovatus Life Science Offshore Fund I, LP and Innovatus Life Sciences Offshore Fund I-A, LP (collectively, the "Innovatus Investors"), pursuant to with the Company agreed to issue and sell to the Innovatus Investors an aggregate of 775,194 shares of shares of the Company's common stock, par value $0.00001 per share (the "Shares"), in a private placement (the "Private Placement"). The Investors paid $3.87 per share. The Private Placement closed on June 25, 2019. The Company received aggregate gross proceeds from the Private Placement of approximately $3.0 million before deducting expenses associated with the transaction. The Company has granted the Investors specified indemnification rights with respect to its representations, warranties, covenants and agreements under the Investment Agreement.

Preferred stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at December 31, 2019 and December 31, 2018.

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

Warrants

The Company also issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No warrants were issued in the years ended December 31, 2019 and 2018. All warrants were exercisable immediately upon issuance.

Common stock warrants

The Company also issued warrants to certain investors and consultants to purchase shares of common stock.   Warrants to purchase 28,926 shares of common stock were outstanding as of December 31, 2019 and December 31, 2018. Outstanding warrants are currently exercisable with varying exercise expiration dates from 2020 through 2024.

Summary of common stock warrant activity was as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share	Number of Warrants Exercisable	Weighted Average Price Per Share	Weighted Average Contractual Life
Outstanding December 31, 2018	28,926	$9.80	28,926	$9.80	4.66
Outstanding December 31, 2019	28,926	$9.80	28,926	$9.80	3.66

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

The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of our common stock that will be reserved for issuance under the 2015 Plan is the sum of: (1) 2,000,000; plus (2) the number of shares equal to the sum of the number of shares of our common stock then available for issuance under the 2011 Plan and the number of shares of our common stock subject to outstanding awards under the 2011 Plan or under the 2004 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the least of (a) 3,000,000 shares of our common stock, (b) 3% of the number of shares of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board.  Our employees, officers, directors, consultants and advisors will be eligible to receive awards under the 2015 Plan. Incentive stock options, however, may only be granted to our employees.  Options and restricted stock awards granted under the 2015 Plan generally vest over a period of four years and expire ten years from the date of grant. As of December 31, 2019, 1,328,752 shares of common stock were available for future issuance under the 2015 Plan.

On April 29, 2019, the stockholders approved the Conformis, Inc. 2019 Sales Team Performance-Based Equity Incentive Plan ("2019 Sales Team Plan") for up to 3,000,000 shares of common stock available to grant to certain sales representatives or independent sales agents. The 2019 Sales Team Plan provides for the grant of performance-based equity, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Shares covered by awards under the 2019 Sales Team Plan that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited in whole or in part (including as the result of shares subject to such award being repurchased by us at the original issuance price pursuant to a contractual repurchase right) or that result in any shares not being issued, will again be available for the grant of awards under the 2019 Sales Team Plan. Equity granted under the 2019 Sales Team Plan will expire ten years from the date of the grant. As of December 31, 2019, no shares of common stock were issued or outstanding under the 2019 Sales Team Plan.

Stock option activity under all stock plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (In Thousands)
Outstanding December 31, 2017	3,627,995	$6.48	$96
Granted	165,219	1.36
Exercised	(80,000)	1.40	1,688
Expired	(589,051)	5.91
Cancelled/Forfeited	(247,964)	5.10
Outstanding December 31, 2018	2,876,199	$6.57	$—
Granted	58,553	2.70
Exercised	(81,441)	2.27	58
Expired	(917,541)	6.94
Cancelled/Forfeited	(133,307)	2.46
Outstanding December 31, 2019	1,802,463	$6.75	$3

Total vested and exercisable	1,548,252	$7.05	$1

The total fair value of stock options that vested during the year ended December 31, 2019 was $0.6 million. The weighted average remaining contractual term for the total stock options outstanding was 4.01 years at December 31, 2019. The weighted average remaining contractual term for the total stock options vested and exercisable was 3.38 years at December 31, 2019.

Restricted common stock award activity under the plans was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2017	1,339,121	$6.06
Granted	2,485,565	1.34
Vested	(382,044)	6.49
Forfeited	(969,270)	3.00
Unvested December 31, 2018	2,473,372	$2.45
Granted	4,405,424	1.09
Vested	(1,231,541)	2.14
Forfeited	(1,210,327)	1.15
Unvested December 31, 2019	4,436,928	$1.54
The total fair value of restricted common stock awards that vested during the year ended December 31, 2019 was $2.6 million.

Stock-based compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using a pricing model is affected by the value of the Company’s common stock as well as assumptions regarding a number of complex and subjective variables. As the valuations included unobservable inputs that were primarily based on the Company’s own assumptions, the inputs were considered level 3 inputs within the fair value hierarchy. The fair value for restricted stock awards and performance awards is the grant date close price of the Company's Common Stock as reported by NASDAQ.

The weighted average fair value of options granted was $1.44 and $0.73 for the year ended December 31, 2019 and 2018, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Years Ended December 31,
	2019	2018
Risk-free interest rate	1.89%	2.75% - 2.90%
Expected term (in years)	6.00	6.25
Dividend yield	—%	—%
Expected volatility	55.80%	53.00% - 56.00%
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

     Stock-based compensation expense was $2.8 million and $3.9 million for the years ended December 31, 2019 and 2018, respectively.  Stock-based compensation expense was recognized ratably over the period with forfeitures accounted for in the period in which they occurred. To date, the amount of stock-based compensation capitalized as part of inventory was not material.  The following is a summary of stock-based compensation expense (in thousands):

	Years Ended December 31,
	2019	2018
Cost of revenue	$350	$333
Sales and marketing	213	501
Research and development	565	1,029
General and administrative	1,709	2,023
	$2,837	$3,886
     At December 31, 2019, the Company had $0.6 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 1.60 years. At December 31, 2019, the Company had $5.0 million of total unrecognized compensation expense for restricted awards recognized over a weighted average period of 2.23 years.

Note N—Income Taxes

The Company files U.S. federal and state tax returns as well as foreign income tax returns. The Company has accumulated significant losses since its inception. For financial reporting purposes, loss before income taxes for the years ended December 31, 2019 and 2018 includes the following components (in thousands):

	Years ended December 31,
	2019	2018
Loss before income taxes:
U.S.	$(25,814)	$(38,219)
Non‑U.S.	(2,619)	(5,085)
	$(28,433)	$(43,304)
Significant components of the provision for income taxes for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Years ended December 31,
	2019	2018
Current:
Federal	$—	$—
State	11	—
Foreign	34	98
	45	98
Deferred:
Federal	—	(37)
State	—	—
Foreign	—	—
	—	(37)
Total	$45	$61

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

	Years ended December 31,
	2019	2018
Tax at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal benefits	10.07	3.48
Permanent items	(9.25)	(1.03)
Tax credit	(3.08)	2.27
Change in valuation allowance	(21.90)	198.36
Foreign rate differential	0.71	1.21
Rate change	(1.05)	0.09
Uncertain tax positions	5.65	(0.22)
NQ Stock option expirations & forfeitures	(2.53)	(1.29)
Federal NOL limitation	—	(196.32)
State NOL limitation	—	(25.72)
Deferred revenue - ASC 606 implementation adjustment	—	(2.49)
Other	0.22	0.52
	(0.16)%	(0.14)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes
Significant components of the Company’s deferred tax assets (liabilities) consisted of the following (in thousands):

	Years ended December 31,
	2019	2018
Deferred tax assets:
Federal and state net operating loss carryforwards	$16,890	$14,097
Foreign net operating loss carryforwards	5,080	2,687
Accrued expenses	249	99
Credits	7,519	6,641
Intangibles	1,355	1,350
Stock compensation expense	1,324	1,917
Lease liability	1,653	187
Other	3,750	2,964
Total deferred tax assets	37,820	29,942
Valuation allowance	(35,347)	(29,120)
Net deferred tax assets	2,473	822
Deferred tax liabilities:
Fixed assets	(994)	(822)
Right of use asset	(1,479)	—
Net deferred tax liabilities	(2,473)	(822)
Net deferred tax liabilities	$—	$—
A valuation allowance is required to reduce the deferred tax assets reported if, based on weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, the Company determined that a $35.3 million valuation allowance at December 31, 2019 was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year was $6.2 million.

The Company provided a valuation allowance for the full amount of its net deferred tax asset for all periods because realization of any future tax benefit cannot be sufficiently assured as the Company does not expect income in the near term.
At December 31, 2019, the Company had approximately $413.7 million of federal net operating loss carryforwards and approximately $235.5 million of state net operating loss carryforwards that if not utilized, will begin to expire in 2020 for federal tax purposes and continue to expire at various dates starting for state tax purposes. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depends predominantly upon having taxable income. The limitations under Section 382 for Federal and State are $345.8 million and $255.9 million as of December 31, 2019. The limitations may reduce the amount of federal and state NOLs and credits of $413.7 million and $235.5 million, respectively, that can be utilized to offset future taxable income and tax.
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

The Company also had foreign net operating losses of approximately $33.0 million as of December 31, 2019, which may be available to offset future income recognized in the Federal Republic of Germany and the United Kingdom. The net operating losses in Germany and the United Kingdom have indefinite carryforward periods.
The Company has adopted the accounting guidance related to uncertainty in income taxes. The total liability for unrecognized income tax benefits was approximately $5.1 million and $6.8 million as of December 31, 2019 and 2018, respectively. Of the total liability at December 31, 2019 and 2018, $6.4 million and $4.9 million, respectively, were netted against deferred tax assets. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company does not expect any significant changes in the next 12 months.
The reconciliation below summarizes the Company's unrecognized tax benefits for the respective periods. These amounts primarily relate to transactions between the Company and its foreign subsidiaries, including accrued interest.

	Years ended December 31,
	2019	2018
Unrecognized tax benefits beginning of year	$6,764	$5,136
Gross change for current year positions	836	1,628
Decrease due to statute limitations	(2,482)	—
Unrecognized tax benefits end of the year	$5,118	$6,764
As of December 31, 2019, the Company was open to examination in the U.S. federal and certain state jurisdictions for all of the Company’s tax years since the net operating losses may potentially be utilized in future years to reduce taxable income. The Company has been audited in Germany through 2015. The net operating loss carryforward from periods prior to 2015 may be utilized against taxable income in future periods and the net operating loss carryforward cannot be challenged by the German Tax Authorities.
At December 31, 2019, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to immaterial withholding taxes payable to the various foreign countries.

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

Geographic information consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018
Product Revenue
United States	$67,151	$68,062
Germany	7,598	9,007
Rest of World	1,900	1,563
	$76,649	$78,627

	December 31,
	2019	2018
Property and equipment, net
United States	$13,303	$14,367
Rest of World	53	72
	$13,356	$14,439

Note P —Employee Savings Plan

We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 80% of eligible earnings, subject to annual limits. We make contributions to the plan in an amount equal to 50% of elective deferrals on up to 5% of the participant’s eligible earnings. We contributed approximately $425,000 and $561,000 to the plan during the years ended December 31, 2019 and 2018, respectively.

Note Q —Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
(in thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$19,889	$17,303	$19,593	$20,644
Gross profit	9,656	7,628	9,622	9,831
Net loss	(5,433)	(8,701)	(6,763)	(7,581)
Net loss per share - basic and diluted	$(0.08)	$(0.13)	$(0.11)	$(0.12)

	Three Months Ended
(in thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenue	$22,049	$28,984	$19,100	$19,656
Gross profit	10,868	19,719	9,111	8,787
Net loss	(9,870)	(7,437)	(14,057)	(12,001)
Net loss per share - basic and diluted	$(0.16)	$(0.12)	$(0.24)	$(0.22)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company's internal controls and procedures over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2019, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 4, 2020, we entered into a fifth amendment to the amended and restated employment agreement with Mark Augusti, our Chief Executive Officer, (the “Augusti Amendment”). The Augusti Amendment provides for a bonus award of up to 85% of Mr. Augusti’s base salary effective with fiscal year beginning January 1, 2020.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers

The other information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Bradley Langdale is the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the NASDAQ Global Market.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

3.3	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-3747) filed on July 8, 2015)
4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 18, 2015)
4.2*	Description of securities
10.1^	2004 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)
10.2^
Form of Incentive Stock Option Agreement under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.3^
Form of Nonqualified Stock Option Agreement under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.4^
Form of Stock Purchase Agreement for Incentive Stock Option Agreement under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.5^
Form of Stock Purchase Agreement for Nonqualified Stock Option Agreement under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.6^	2011 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)
10.7^
Form of Notice of Grant of Incentive Stock Option under 2011 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.8^
Form of Notice of Grant of Nonstatutory Stock Option under 2011 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.9^
Form of Stock Purchase Agreement under 2011 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.10^	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)
10.11^
Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.12^
Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.13^
Form of Restricted Stock Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 18, 2015)

10.14^
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

10.15^
Amended and Restated Revenue Sharing Agreement, dated as of September 2, 2011, between the Registrant and Philipp Lang (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.16^	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)
10.17
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

10.19
Lease dated September 19, 2016 between Technology Park I Limited Partnership and Registrant for 600 Technology Park Drive, Billerica, Massachusetts (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the Securities and Exchange Commission on November 10, 2016, File No. 001-37474)

10.20
License Agreement, effective as of April 10, 2007, between the Registrant and Vertegen, Inc., as amended by First Amendment to License Agreement, dated as of May 20, 2015, between the Registrant and Vertegen, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 11, 2015)

10.21†
License Agreement, dated as of April 13, 2015, between the Registrant and MicroPort Orthopedics Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 11, 2015)

10.22
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

10.24	Summary of Compensatory Arrangements of Certain Officers (incorporated by reference to the Registrant’s Form 8-K filed on February 9, 2016, File No. 001-37474)
10.25^
Employment Agreement, dated October 19, 2016, by and between the Registrant and Mark A. Augusti, as amended and restated effective December 2, 2016 (incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2016, filed with the Securities and Exchange Commission on March 8, 2017, File No, 001-37474)

10.26
Distribution Agreement, dated May 10, 2017, by and between ConforMIS, Inc. and Canaccord Genuity Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the Securities and Exchange Commission on May 10, 2017, File No, 001-37474)

10.27
Loan and Security Agreement, dated January 6, 2017, by and between Conformis, Inc. and Oxford Finance, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37474) filed on January 9, 2017)

10.28
First Amendment to Loan and Security Agreement, dated March 9, 2017, by and among Registrant and Oxford Finance LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37474) filed on May 10, 2017)

10.29
Second Amendment to Loan and Security Agreement, dated June 30, 2017, by and among Registrant and Oxford Finance LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37474) filed on July 3, 2017)

10.30†
Asset Purchase Agreement dated August 9, 2017, by and between Conformis, Inc. and Broad Peak Manufacturing, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37474) filed on November 9, 2017)

10.31^
Amendment to Employment Agreement dated September 14, 2017, by and between Conformis, Inc. and Mark Augusti, its President and Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37474) filed on November 9, 2017)

10.32
Third Amendment to Loan and Security Agreement, dated December 18, 2017, by and among Registrant and Oxford Finance LLC (incorporated herein by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K (File No. 001-37474) filed on March 9, 2018)

10.33^	Form of 2018 Incentive Compensation Program Award Letter (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-37474) filed on March 14, 2019)
10.34^
Second Amendment to the Amended and Restated Employment Agreement dated March 9, 2018, by and between Conformis, Inc. and Paul S. Weiner (incorporated herein by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K (File No. 001-37474) filed on March 9, 2018)

10.35^
Third Amendment to Employment Agreement dated May 3, 2018, by and between Conformis, Inc. and Paul S. Weiner, its Chief Financial Officer (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37474) filed on May 4, 2018)

10.36^
Second Amendment to Amended and Restated Employment Agreement dated July 31, 2018, by and between Conformis, Inc. and Mark Augusti, its Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37474) filed on August 2, 2018)

10.37
Fourth Amendment to Loan and Security Agreement, dated July 31, 2018, by and among Registrant and Oxford Finance LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37474) filed on August 2, 2018)

10.38†
Settlement and License Agreement dated September 14, 2018 between Conformis, Inc. and Smith & Nephew, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37474) filed on November 5, 2018)

10.39
Fifth Amendment to Loan and Security Agreement, dated December 13, 2018, by and among Registrant and Oxford Finance LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37474) filed on December 14, 2018)

10.40
Purchase Agreement dated December 17, 2018 by and between Conformis, Inc. and Lincoln Park Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37474) filed on December 18, 2018)

10.41
Registration Rights Agreement dated December 17, 2018 by and between Conformis, Inc. and Lincoln Park Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-37474) filed on December 18, 2018)

10.42^	Third Amendment to Employment Agreement dated March 8, 2019, by and between Conformis, Inc. and March Augusti, its President and Chief Executive Officer
10.43^	Form of 2019 Incentive Compensation Program Award Letter (incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K (File No. 001-37474) filed on March 14, 2019)
10.44^
2019 Sales Team Performance-based Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 (File No. 001-37474) filed on March 15, 2019)

10.45
Loan and Security Agreement, dated as of June 25, 2019, by and among Conformis, Inc. and the other parties thereto. (incorporated hereby by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-37474) filed on June 26, 2019)

10.46
Investment Agreement, dated as of June 25, 2019, by and among Conformis, Inc., Innovatus Life Sciences Lending Fund I, LP, Innovatus Life Sciences Offshore Fund I, LP and Innovatus Life Sciences Offshore Fund I-A, LP (incorporated hereby by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K (File No. 001-37474) filed on June 26, 2019)

10.47
Registration Rights Agreement, dated as of June 25, 2019, by and among Conformis, Inc., Innovatus Life Sciences Lending Fund I, LP, Innovatus Life Sciences Offshore Fund I, LP and Innovatus Life Sciences Offshore Fund I-A, LP (incorporated hereby by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K (File No. 001-37474) filed on June 26, 2019)

10.48^
Employment Agreement dated July 29, 2019, by and between Conformis, Inc. and J. Brent Alldredge, its Chief Legal Officer and Corporate Secretary. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q (File No. 001-37474]) filed on August 2, 2019)

10.49^
Consulting Agreement, effective as of October 19, 2019, by and between Conformis, Inc. and Paul S. Weiner, its former Chief Financial Officer (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-37474) filed on October 4, 2019)

10.50^*
Offer Letter dated October 14, 2019, by and between Conformis, Inc. and Frederick W.Driscoll, its Interim Chief Financial Officer (incorporated herein by reference to the Registrant's Current Report on Form 8-K (File No. 001-37474) filed on October 21, 2019)

10.51
First Amendment to Loan and Security Agreement, dated as of August 15, 2019, by and among Conformis, Inc. and the other parties thereto (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-Q (File No. 001-37474) filed on November 1, 2019)

10.52†
Asset Purchase Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc. (incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 10-Q (File No. 001-37474) filed on November 1, 2019)

10.53†
Distribution Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc. (incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 10-Q (File No. 001-37474) filed on November 1, 2019)

10.54†
License Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc. (incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 10-Q (File No. 001-37474) filed on November 1, 2019)

10.55†
Development Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc. (incorporated herein by reference to Exhibit 10.6 of the Registrant's Form 10-Q (File No. 001-37474) filed on November 1, 2019)

10.56†
First Amendment to Asset Purchase Agreement, dated as of October 23, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc. (incorporated herein by reference to Exhibit 10.7 of the Registrant's Form 10-Q (File No. 001-37474) filed on November 1, 2019)

10.57^
Form of 2015 Stock Incentive Plan Performance-Vested Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-Q (File No. 001-37474) filed on November 1, 2019)

10.58^
Form of 2019 Sales Team Performance-Based Equity Incentive Plan Performance-Vested Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.9 of the Registrant's Form 10-Q (File No. 001-37474) filed on November 1, 2019)

10.59^*	Fourth Amendment to Amended and Restated Employment Agreement dated November 2, 2019, by and between Conformis, Inc. and Mark Augusti, its Chief Executive Officer
10.60^*	Extension dated December 19, 2019 to Offer Letter dated October 14, 2019, by and between Conformis, Inc. and Frederick W. Driscoll, its Interim Chief Financial Officer
10.61^*	First Amendment to Employment Agreement dated December 23, 2019, by and between Conformis, Inc. and J. Brent Alldredge, its Chief Legal Officer and Corporate Secretary
10.62^*	Form of 2015 Stock Incentive Plan Restricted Stock Grant for Independent Sales Representative

10.63^*	Form of Inducement Restricted Stock Unit Agreement
10.64^*	Form of Inducement Incentive Grant Agreement
10.65^*	Fifth Amendment to Amended and Restated Employment Agreement dated February 4, 2020, by and between Conformis, Inc. and Mark Augusti, its Chief Executive Officer
10.66^
Form of 2020 Incentive Compensation Program Award Letter (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37474) filed on February 5, 2020)

10.67^*	Employment Agreement, effective as of February 17, 2020, by and between Conformis, Inc. and Robert Howe, its Chief Financial Officer
10.68^*	Consulting Agreement, effective as of February 17, 2020, by and between Conformis, Inc. and Frederick W. Driscoll, its former Interim Chief Financial Officer
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 10.21. to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
^	Indicates management contract or plan.
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

 Date: 3/2/2020

CONFORMIS, INC.
By:	/s/Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Mark A. Augusti
Mark A. Augusti	President and Chief Executive Officer (Principal Executive Officer) and Director	3/2/2020
/s/Robert Howe
Robert Howe	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer	3/2/2020
/s/Kenneth Fallon III
Kenneth Fallon III	Chairman of the Board of Directors	3/2/2020
/s/Philip W. Johnston
Philip W. Johnston	Director	3/2/2020
/s/Carrie Bienkowski
Carrie Bienkowski	Director	3/2/2020
/s/Bradley Langdale
Bradley Langdale	Director	3/2/2020
/s/Richard Meelia
Richard Meelia	Director	3/2/2020
/s/Michael Milligan
Michael Milligan	Director	3/2/2020