Form 10-Q
period 2020-03-31
Conformis Inc
filed 2020-05-11
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, there were 71,484,102 shares of Common Stock, $0.00001 par value per share, outstanding.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$21,518	$26,394
Accounts receivable, net	8,163	11,066
Royalty receivable	150	165
Inventories, net	11,857	12,074
Prepaid expenses and other current assets	1,863	2,815
Total current assets	43,551	52,514
Property and equipment, net	13,756	13,356
Operating lease right-of-use assets	5,565	5,853
Other Assets
Restricted cash	462	462
Other long-term assets	200	211
Total assets	$63,534	$72,396

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,191	$6,920
Accrued expenses	6,285	7,135
Operating lease liabilities	1,479	1,469
Advance on research and development	2,020	2,331
Total current liabilities	15,975	17,855
Other long-term liabilities	1,500	1,500
Contract liability	12,000	12,000
Long-term debt, less debt issuance costs	19,787	19,623
Operating lease liabilities	4,757	5,071
Total liabilities	54,019	56,049
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at March 31, 2020 and December 31, 2019; 71,505,724 and 70,427,400 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	523,265	521,356
Accumulated deficit	(513,498)	(504,145)
Accumulated other comprehensive loss	(253)	(865)
Total stockholders’ equity	9,515	16,347
Total liabilities and stockholders’ equity	$63,534	$72,396
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue
Product	$16,290	$20,469
Royalty	185	175
Total revenue	16,475	20,644
Cost of revenue	9,261	10,813
Gross profit	7,214	9,831

Operating expenses
Sales and marketing	6,563	8,181
Research and development	2,990	2,912
General and administrative	5,736	5,329
Total operating expenses	15,289	16,422
Loss from operations	(8,075)	(6,591)

Other income and expenses
Interest income	35	107
Interest expense	(574)	(453)
Foreign currency exchange transaction loss	(714)	(653)
Total other expenses	(1,253)	(999)
Loss before income taxes	(9,328)	(7,590)
Income tax provision	25	(9)

Net loss	$(9,353)	$(7,581)

Net loss per share
Basic and diluted	$(0.14)	$(0.12)
Weighted average common shares outstanding
Basic and diluted	67,274,391	62,849,335

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(9,353)	$(7,581)
Other comprehensive income
Foreign currency translation adjustments	612	620
Comprehensive loss	$(8,741)	$(6,961)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value				Total
Balance, December 31, 2019	70,427,400	$1	$521,356	$(504,145)	$(865)	$16,347
Issuance of common stock—restricted stock	78,324	—	2			2
Issuance of common stock—LPC offering	1,000,000	—	1,143			1,143
Issuance of common stock— ATM offering			(2)			(2)
Compensation expense related to issued stock options and restricted stock awards			766			766
Net loss				(9,353)		(9,353)
Other comprehensive income					612	612
Balance, March 31, 2020	71,505,724	$1	$523,265	$(513,498)	$(253)	$9,515

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value				Total
Balance, December 31, 2018	65,290,879	$1	$513,336	$(475,667)	$(1,470)	$36,200
Issuance of common stock—restricted stock	2,589,785	—	—			—
Compensation expense related to issued stock options and restricted stock awards			1,148			1,148
Net loss				(7,581)		(7,581)
Other comprehensive income					620	620
Balance, March 31, 2019	67,880,664	$1	$514,484	$(483,248)	$(850)	$30,387

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,353)	$(7,581)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,077	1,065
Stock-based compensation expense	766	1,148
Unrealized foreign exchange loss	675	639
Non-cash lease expense	288	310
Provision for bad debts on trade receivables	23	—
Non-cash interest expense	175	26
Amortization/accretion on investments	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	2,881	252
Royalty receivable	15	(3)
Inventories	216	(27)
Prepaid expenses and other assets	952	(69)
Accounts payable, accrued expenses and other liabilities	(1,883)	330
Advance on research and development	(310)	(324)
Net cash used in operating activities	(4,478)	(4,238)

Cash flows from investing activities:
Acquisition of property and equipment	(1,477)	(757)
Maturity of investments	—	7,250
Net cash (used in) provided by investing activities	(1,477)	6,493

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,141	—
Net cash provided by financing activities	1,141	—
Foreign exchange effect on cash and cash equivalents	(62)	(19)
(Decrease) increase in cash, cash equivalents and restricted cash	(4,876)	2,236
Cash, cash equivalents and restricted cash beginning of period	26,856	16,842
Cash, cash equivalents and restricted cash end of period	$21,980	$19,078

Supplemental information:
Cash paid for interest	346	331
Non cash investing and financing activities:
Operating leases right-of-use assets obtained in exchange for lease obligations	—	6,988
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

These consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. The Company has not yet attained profitability and continues to incur operating losses and negative operating cash flows, which adversely impacts the Company's ability to continue as a going concern. At March 31, 2020, the Company had an accumulated deficit of $513.5 million and cash and cash equivalents of $21.5 million, and $0.5 million in restricted cash allocated to lease deposits.

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus has subsequently spread to other parts of the world, including the United States and Europe, and has caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus have intensified. In March 2020, the World Health Organization declared this coronavirus outbreak (COVID-19) to be a pandemic. The future progression of the pandemic and its effects on the Company's business and operations are highly uncertain. The Company has experienced significantly decreased demand for its products and expects further unpredictable and potentially significant reductions in demand for its products as healthcare providers and individuals de-prioritize and defer medical procedures that are not deemed to be a high priority, such as joint replacement procedures, which will have a material adverse effect on its business, operations and financial condition.

On March 20, 2020, the Company provided notice to its employees of a furlough of approximately 80 employees, effective as of March 23, 2020, to help address decreased demand for its products. The furlough resulted in limited production capacity at the Company's manufacturing facilities, but sufficient to meet expected demand. While the Company does not currently anticipate significant interruptions in its supply chain, extended or additional quarantines, travel restrictions and other measures may significantly impact the ability of employees of its third-party suppliers to get to their places of work to manufacture the key components and materials necessary for our products. The Company has experienced and may experience further shortages of mask and gown consumables used in its clean room processes, which may further limit the production capacity and further delay the joint replacement procedures in which its products are used. The Company's employee furlough and any delay or shortage of such components or materials or delays in delivering its products may result in its inability to satisfy consumer demand for its products in a timely manner or at all, which could harm its reputation, future sales, profitability and financial condition. On April 17, 2020, the Company entered into an approximately $4.7 million promissory note (the “PPP Note”) with East West Bank as the lender under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (the "SBA") to mitigate the negative financial and operational impacts of the coronavirus (COVID-19) pandemic. For further information regarding the PPP Note, see

"Note L-Subsequent Events" to the consolidated financial statements appearing in this Quarterly Report on Form 10Q. On April 23, 2020, the Company accelerated a plan to return to full-time employment the vast majority of those employees who were furloughed on March 23, 2020.

Due to the reductions in demand for its products as a result of the COVID-19 pandemic, the Company does not expect to satisfy the trailing six months' revenue covenant at the end of June 2020, which may be an event of default under the 2019 Secured Loan Agreement unless a new financial plan, which would include the sale and issuance of new securities, is agreed upon between parties within a 60-day cure period after June 30, 2020. If the company fails to meet such revenue covenant as of June 30, 2020 and the parties fail to agree upon a new financial plan within the 60-day cure period after June 30, 2020, Innovatus would be permitted to exercise remedies against the Company and its assets, including charging interest at the rate that is otherwise applicable plus 5.0%, taking control of the Company's cash and commencing foreclosure proceedings on the Company's other assets. The Company is in initial discussions with Innovatus with the goal of adjusting the revenue covenants under the 2019 Secured Loan Agreement, but there can be no guarantee that these discussions will be successful. If the Company is unsuccessful in the discussions with Innovatus, the Company would need to refinance this debt prior to Innovatus exercising remedies against the Company in order to prevent such exercise of remedies. The Company may not be able to obtain additional financing on terms favorable to the Company, or at all. Accordingly, this factor raises substantial doubt about the Company's ability to continue as a going concern. The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements for the three months ended March 31, 2020, do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

In January 2017, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission ("SEC") on May 9, 2017 (the "Existing Shelf Registration Statement"). The Existing Shelf Registration Statement allows the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On May 10, 2017, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $50 million of its common stock and entered into a Distribution Agreement (“Distribution Agreement”) with Canaccord Genuity Inc. ("Canaccord") pursuant to which Canaccord agreed to sell shares of the Company's common stock from time to time, as its agent, in an “at-the-market” ("ATM") offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The Company is not obligated to sell any shares under the Distribution Agreement. As of March 31, 2020, the Company had sold 1,870,069 shares under the Distribution Agreement resulting in net proceeds of $3.6 million.

On March 23, 2020, the Company filed a new shelf registration statement on Form S-3 (the "New Shelf Registration Statement"). Once the New Shelf Registration Statement is declared effective by the SEC, the Existing Shelf Registration Statement will expire. Under the New Shelf Registration Statement, the Company will be permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The New Shelf Registration Statement is intended to provide the Company flexibility to conduct sales of its registered securities, subject to market conditions and our future capital needs. The terms of any offering under the New Shelf Registration Statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

On December 17, 2018, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lincoln Park Capital ("LPC"). Upon entering into the Stock Purchase Agreement, the Company sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock

Purchase Agreement, the Company issued 354,430 shares to LPC.  The Company has the right at its sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. The Company controls the timing of any sales to LPC and LPC will be obligated to make purchases of the Company's common stock upon receipt of requests from the Company in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of the Company's shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of the Company's common stock pursuant to receipt of a request from the Company on any business day on which the last closing trade price of the Company's common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share.  No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of the Company's common stock.  The Stock Purchase Agreement may be terminated by the Company at any time, at the Company's sole discretion, without any cost or penalty. As of March 31, 2020, the Company has sold 2,921,268 shares under the Stock Purchase Agreement resulting in proceeds of $2.2 million.

On June 25, 2019, the Company entered into a Loan and Security Agreement (the "2019 Secured Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and lender, East West Bank and the other lenders party thereto from time to time (collectively, the "Lenders"), pursuant to which the Lenders agreed to make term loans and revolving credit facility to the Company to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million. The Company used the proceeds from the debt financings to pay off its senior secured loan and security agreement (the "2017 Secured Loan Agreement") with Oxford Finance LLC ("Oxford"). In addition, Innovatus purchased approximately $3 million of the Company's common stock at the previous day's closing price (the "Private Placement"). For further information regarding the 2017 Secured Loan Agreement and the 2019 Secured Loan Agreement, see “Note I—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

On September 30, 2019, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics ("Stryker"). In connection with entering into the Asset Purchase Agreement, the Company and Stryker also entered into a Development Agreement (the "Development Agreement"), a License Agreement (the "License Agreement"), a Distribution Agreement (the "Distribution Agreement" and together with the Asset Purchase Agreement, the Development Agreement and the License Agreement (the "Stryker Agreements") and other ancillary agreements contemplated by the Stryker Agreements. Under the terms of the Stryker Agreements, the Company agreed to sell and license to Stryker certain assets relating to the Company's patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. The Company received $14 million upfront and is eligible to receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. As of March 31, 2020, the Company completed the first of three milestones set forth in the License Agreement and the Development Agreement and received $2.0 million for achievement of this milestone. Under the long-term Distribution Agreement, the Company will supply patient specific instrumentation to Stryker. The Stryker Agreements contain termination provisions pursuant to which, under certain circumstances, Stryker may be able to terminate the Development Agreement and oblige the Company to repay a portion of the initial payment. In other circumstances, Stryker could terminate and pay an additional fee for the right to use the Company's intellectual property to sell patient-specific instrumentation with their off-the-shelf knee offering, subject to paying the Company a sales-based royalty fee.

The Company funds its operations, capital expenditure requirements and debt service with existing cash and cash equivalents as of March 31, 2020, anticipated revenue from operations, the successful completion of the milestones set forth in the Development Agreement and License Agreement, revenue that may be generated in connection with licensing its intellectual property, available sales of shares under the Distribution Agreement and the Stock Purchase Agreement, and available borrowings under the revolving credit facility. In order for the Company to meet its operating plan, gross margin improvements and operating expense reductions will be necessary to reduce cash used in operations, and the Company will need to successfully complete milestones set forth in the Development Agreement and the License Agreement and successfully renegotiate its debt, none of which can be assured. When the Company needs additional equity or debt financing proceeds to fund its operations, the Company may not be able to obtain additional financing on terms favorable to the Company, or at all.

Basis of presentation and use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates used in these consolidated financial statements include revenue recognition, accounts receivable valuation, inventory reserves, purchase accounting, impairment assessments, equity instruments, stock compensation, income tax reserves and related allowances, and the lives of property and equipment, and valuation of right-of-use lease assets and lease liabilities. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Unaudited Interim Financial Information

The accompanying Interim Consolidated Financial Statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2020, results of operations for and stockholders' equity for the three months ended March 31, 2020 and 2019, and comprehensive loss, and cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

The Company's financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three months ended March 31, 2020 to the application of significant accounting policies and estimates as described in its audited consolidated financial statements for the year ended December 31, 2019.

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

For the three months ended March 31, 2020 and 2019, no customer represented greater than 10% of revenue. There were no customers that represented greater than 10% of the total gross receivable balance as of March 31, 2020 or December 31, 2019.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries ImaTx, Inc. ("ImaTx"); ConforMIS Europe GmbH; ConforMIS UK Limited; ConforMIS Hong Kong Limited; and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash, cash equivalents and restricted cash

     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. The Company’s cash equivalents consist of demand deposits, money market accounts, money market funds, and repurchase agreements on deposit with certain financial institutions, in addition to cash deposits in excess of federally insured limits. Demand deposits and money market accounts are carried at cost which approximates their fair value. Money market funds are carried at fair value based upon level 1 inputs. Repurchase agreements are valued using level 2 inputs. The associated risk of concentration is mitigated by banking with credit worthy financial institutions. The Company had $0.4 million as of March 31, 2020 and $0.8 million as of December 31, 2019 held in foreign bank accounts that are not federally insured. In addition, the Company has recorded restricted cash of $0.5 million as of March 31, 2020 and December 31, 2019. Restricted cash consisted of security provided for lease obligations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$21,518	$26,394
Restricted cash	462	462
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$21,980	$26,856

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

Accounts receivable and allowance for doubtful accounts
     Accounts receivable consist of billed and unbilled amounts due from medical facilities or independent distributors (the "Customer"). Upon completion of a procedure, revenue is recognized and an unbilled receivable is recorded. Under ASC No. 2014-09, Revenue from Contracts with Customers ("Topic 606" or "ASC 606"), an enforceable contract is met either at or prior to the procedure being performed. Upon receipt of a purchase order from the Customer, a billed receivable is recorded and the unbilled receivable is reversed. As a result, the unbilled receivable balance fluctuates based on the timing of the Company's receipt of purchase orders from the medical facilities. In estimating whether accounts receivable can be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, collections experience to date and any specific collection issues that have been identified. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or when collection risk is identified.

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three months ended March 31, 2020 and 2019, the Company recognized provisions of $1.0 million and $0.5 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Long-Lived Assets
     The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. During the three months ended March 31, 2020, there were changes in circumstances that led the Company to believe that its long-lived assets may be impaired and as such, a Step 2 analysis was performed. The Company evaluated whether the estimated undiscounted cash flows, including estimated residual value, generated from the asset group were sufficient to support the carrying value of the assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the three months ended March 31, 2020 and 2019, no such impairment charges were recognized.

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

Adoption of the new standard resulted in the recording of additional right-of-use assets and lease liabilities of $7.0 million and $7.7 million, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities is related to deferred rent, which was previously recorded as deferred rent within Accrued expenses and Other long-term liabilities under ASC 840. The operating lease right-of-use assets are subsequently assessed for impairment in accordance with the Company's accounting policy for long-lived assets. The adoption of the standard did not impact the Company’s consolidated net earnings and had no impact on cash flows.

 Revenue Recognition

Product Revenue Recognition

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2020. Payment is typically due between 30 - 60 days from invoice.

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

Royalty Revenue Recognition

The Company receives ongoing sales-based royalties under its agreement with MicroPort Orthopedics Inc, a wholly owned subsidiary of Microport Scientific Corporation. Royalty revenue is recorded at the expected value of the royalty revenue.

On September 30, 2019 the Company entered into the Stryker Agreements. The Company determined that the Asset Purchase Agreement and the License Agreement are within the scope of ASC 606. Under the Asset Purchase Agreement and License Agreement, the Company is required to provide certain assets and the right to use the license for a specific purpose. The assets and the right to use the license are highly interdependent and is considered one performance obligation. The Company bifurcated the total transaction price of $30.0 million into two components; $5.0 million related to cost reimbursement for other services (development) and $25.0 million allocated to royalty revenue determined using the residual approach by deducting the cost reimbursement component from the total transaction price. The arrangement does not contain a significant financing component.

The Company records a contract liability when there is an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company has concluded that Stryker meets the definition of a customer for a portion of the obligations under the Stryker Agreements. At March 31, 2020, the Company recorded $12.0 million as a long-term contract liability related to consideration received from the customer under the Asset Purchase Agreement and Development Agreement. The Company

concluded the license rights under the License Agreement are functional when FDA 510(k) clearance is received as required under Milestone 3 in the License Agreement, or upon termination by Stryker and Stryker's election to purchase the license rights.

Disaggregation of Revenue
See "Note K—Segment and Geographic Data" for disaggregated product revenue by geography.

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

The following table summarizes activity for rebate allowance reserve (in thousands):

	March 31, 2020	December 31, 2019
Beginning Balance	$127	$96
Provision related to current period sales	48	145
Adjustment related to prior period sales	—	20
Payments or credits issued to customer	(14)	(134)
Ending Balance	$161	$127

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g. when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.4 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Segment reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s chief operating decision-maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business segment and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the aggregate Company level. Accordingly, in light of the Company’s current product offerings, management has determined that the primary form of internal reporting is aligned with the offering of the Conformis personalized joint replacement products and that the Company operates as one segment. See “Note K—Segment and Geographic Data.”

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

The Company has operations in Germany. The operating results of German operations will be permanently reinvested in that jurisdiction. As a result, the Company has only provided for income taxes at local rates when required. In April 2020, new interpretations of a German law related to intellectual property and withholding tax were released. The Company is currently evaluating whether the interpretations will have an impact on its consolidated financial statements.

The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $25,000 and $(9,000) for the three months ended March 31, 2020 and 2019, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2020 and 2019, a cumulative balance of $55,000 and $47,000 of interest and penalties had been accrued, respectively.

On March 27, 2020, the U.S government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") which included modifications to the limitation on business interest expense, net operating loss provisions, and other various U.S. tax law updates. The Company does not expect that these aspects of the CARES Act will have a material impact on its consolidated financial statements.

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

Net loss per share
     The Company calculates net income (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share (“EPS”) is calculated by dividing the net income or loss for the period by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019
Numerator:
Basic and diluted loss per share
Net loss	$(9,353)	$(7,581)
Denominator:
Basic and diluted weighted average shares	67,274,391	62,849,335
Loss per share attributable to Conformis, Inc. stockholders:
Basic and diluted	$(0.14)	$(0.12)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2020	2019
Stock options and restricted stock awards	1,099,413	2,538,495

Note C—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Total receivables	$8,495	$11,401
Allowance for doubtful accounts and returns	(332)	(335)
Accounts receivable, net	$8,163	$11,066

Accounts receivable included unbilled receivable of $0.7 million and $2.1 million at March 31, 2020 and December 31, 2019, respectively. Write-offs related to accounts receivable were approximately $5,000 and $0 for the three months ended March 31, 2020 and 2019, respectively.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	March 31, 2020	December 31, 2019
Beginning balance	$(335)	$(390)
Provision for bad debts on trade receivables	(23)	(106)
Other allowances	31	(26)
Accounts receivable write offs	(5)	187
Ending balance	$(332)	$(335)

Note D—Inventories

Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw Material	$5,373	$6,171
Work in process	1,498	1,717
Finished goods	4,986	4,186
Total Inventories	$11,857	$12,074

Note E—Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2020	December 31, 2019
Equipment	5-7	$19,210	$19,011
Furniture and fixtures	5-7	864	864
Computer and software	3	9,535	9,561
Leasehold improvements	3-7	2,047	2,008
Reusable instruments	5	4,667	3,402
Total property and equipment		36,323	34,846
Accumulated depreciation		(22,567)	(21,490)
Property and equipment, net		$13,756	$13,356

Depreciation expense related to property and equipment was $1.1 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.

Note F—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued employee compensation	$2,329	$3,198
Accrued legal expense	569	310
Accrued consulting expense	21	21
Accrued vendor charges	1,296	1,037
Accrued revenue share expense	564	1,050
Accrued clinical trial expense	325	394
Accrued other	1,181	1,125
	$6,285	$7,135

Note G—Leases

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

As of March 31, 2020, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Rent expense	$381	$381
Variable lease cost (1)	89	101
	$470	$482
(1) Variable operating lease expenses consist primarily of common area maintenance and real estate taxes for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the remaining weighted-average lease term of the operating leases was 4.8 years and the weighted-average discount rate was 6.0%.

The future minimum rental payments under these agreements as of March 31, 2020 were as follows (in thousands):

Year	Minimum Lease Payments
2020 remainder of year	1,218
2021	1,633
2022	1,399
2023	1,053
After 2023	1,885
Total lease payments	$7,188
Present value adjustment	(952)
Present value of lease liabilities	$6,236

Note H—Commitments and Contingencies

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

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $0.5 million during the three months ended March 31, 2020, representing 3.3% of product revenue and $0.7 million during the three months ended March 31, 2019, representing 3.5% of product revenue. Revenue share expense is included in research and development.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at March 31, 2020 or December 31, 2019.

Legal proceedings

On August 15, 2019, the Company filed a lawsuit against Zimmer Biomet Holdings, Inc. and Zimmer, Inc., (together, “Zimmer Biomet”) in the United States District Court for the District of Delaware seeking damages for Zimmer Biomet’s infringement of certain of the Company’s patents related to patient-specific instrument and implant systems. The complaint alleges that Zimmer Biomet’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of the Company’s patents. The accused product lines include Zimmer Biomet patient-specific instrument and implant systems for knee, shoulder, and hip replacement procedures.

On November 5, 2019, Zimmer Biomet filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that the Company infringes five patents owned by Zimmer Biomet. Zimmer Biomet alleges that the Company’s iTotal CR and iTotal PS products infringe all five asserted patents, that the Company’s iDuo product infringes three of the asserted patents, and that the Company’s iUni product infringes two of the asserted patents. On January 13, 2020, Zimmer Biomet filed a motion to dismiss the Company’s complaint, and the Company filed its answer to Zimmer Biomet’s complaint, denying that the Company’s products infringe Zimmer Biomet’s asserted patents. The Company’s answer also alleges that Zimmer Biomet’s asserted patents are invalid. On March 27, 2020, the court entered a stay in both lawsuits pursuant to a joint motion to stay filed by the Company and Zimmer Biomet, and on April 13, 2020, the court extended the stay through April 30, 2020, pursuant to a joint motion to extend the stay filed by the Company and Zimmer Biomet, and on May 4, 2020, the court extended the stay through May 15, 2020, pursuant to a joint motion to extend the stay filed by Conformis and Zimmer Biomet.

On August 29, 2019, the Company filed a lawsuit against Medacta USA, Inc. (“Medacta”), in the United States District Court for the District of Delaware, and the Company amended its complaint on December 23, 2019, seeking damages for Medacta’s infringement of certain of the Company’s patents related to patient-specific instrument and implant systems. The Company alleges in the lawsuit that Medacta’s multiple lines of patient-

specific instruments, as well as the implant components used in conjunction with them, infringe four of the Company’s patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer, denying that its patient-specific instrument and implant systems infringe the patents asserted by the Company. Medacta’s answer also alleges the affirmative defense that the Company's asserted patents are invalid. Discovery in the lawsuit has commenced and is ongoing.

On March 20, 2020, Osteoplastics LLC ("Osteoplastics"), filed a lawsuit against the Company in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020, alleging that the Company infringes seven patents owned by Osteoplastics. Osteoplastics alleges that the Company’s proprietary software, including the Company’s iFit software platform, and the Company’s use of its proprietary software for designing and manufacturing medical devices, including implants, infringes the seven asserted patents.
On April 24, 2020, the Company filed a lawsuit against Wright Medical Technology, Inc. and Tornier, Inc. (together, “Wright Medical”), in the United States District Court for the District of Delaware seeking damages for Wright Medical’s infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that Wright Medical’s multiple lines of patient-specific shoulder instruments, as well as the implant components used in conjunction with them, infringe four of the Company’s patents. The accused product lines include Wright Medical’s Tornier Blueprint™ 3D Planning + PSI shoulder replacement systems.
On May 8, 2020, the Company and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company (together, “Aetna”) in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. The complaint alleges that Aetna has violated its duties under state and federal law, including the Employee Retirement Income Security Act.
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

Note I—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Innovatus, Term Loan	20,000	20,000
Innovatus, Term Loan accrued payment-in-kind interest	388	262
Less unamortized debt issuance costs	(601)	(639)
Long-term debt, less debt issuance costs	$19,787	$19,623

Principal payments, including the Term Loan Basic Interest Rate in-kind (described below), due as of March 31, 2020 consisted of the following (in thousands):

Principal Payment
2020 (remainder of the year)	—
2021	—
2022	—
2023	8,986
2024	12,580
Total	$21,566

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

As of March 31, 2020, the Company was not in breach of covenants under the 2019 Secured Loan Agreement.

Term Loan - Innovatus

The term loan under the 2019 Secured Loan Agreement bears interest at a floating annual rate calculated at the greater of the variable rate of interest as most recently announced by East West Bank as prime or 5.50%, plus 3.75% ("Term Loan Basic Interest Rate"), bearing an effective interest rate of 9.25% at March 31, 2020. The Company is required to make interest only payments in arrears on the term loan for four years; provided that the Company has elected to pay 2.50% per annum as such Term Loan Basic Interest Rate in-kind by adding an amount equal to 2.50% per annum of the outstanding principal amount to the then outstanding principal balance on a monthly basis until the third anniversary of the 2019 Secured Loan Agreement. Commencing July 1, 2023, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of the term loan, together with accrued interest, in arrears, to the Lenders.  All unpaid principal, accrued and unpaid interest with respect to the term loan, and a final fee in the amount of 5.0% of the term loan commitment, is due and payable in full on the term loan maturity date on June 1, 2024.

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

There were no amounts outstanding under the revolving credit facility at March 31, 2020.

Note J—Stockholders’ Equity

Common stock

Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

Preferred stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at March 31, 2020 and December 31, 2019.

Demand registration rights

In conjunction with the Private Placement, on June 25, 2019, the Company entered into a registration rights agreement (the "Registration Rights Agreement"), with Innovatus, Innovatus Life Science Offshore Fund I, LP and Innovatus Life Sciences Offshore Fund I-A, LP (collectively, the "Innovatus Investors"), pursuant to which the Company agreed to register for resale the shares held by the Innovatus Investors (the “Shares”) under certain circumstances. Under the Registration Rights Agreement, in the event that the Company receives a written request from the Innovatus Investors that the Company file with the SEC a registration statement covering the resale of all of the Shares, the Company shall promptly but no later than 120 days after the date of such request prepare and file with the SEC such registration statement. The Innovatus Investors have agreed to use best efforts not to make such a request, including by effecting any planned sales of Shares under Rule 144 under the Securities Act. The Company has agreed to use commercially reasonable efforts to cause such registration statement to become effective and to keep such registration statement effective until the date the Shares covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction. The Company has agreed to be responsible for all fees and expenses incurred in connection with the registration of the Shares. The Company has granted the Innovatus Investors customary indemnification rights in connection with the registration statement. The Innovatus Investors have also granted the Company customary indemnification rights in connection with the registration statement.

Warrants

The Company also issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No warrants were issued in the three months ended March 31, 2020. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets. All warrants were exercisable immediately upon issuance.

Common stock warrants

The Company also issued warrants to certain investors and consultants to purchase shares of common stock.  Warrants to purchase 28,926 shares of common stock were outstanding as of March 31, 2020 and December 31, 2019. Outstanding warrants are currently exercisable with varying exercise expiration dates from 2020 through 2024. At March 31, 2020 and December 31, 2019, the weighted average warrant exercise price per share for common stock underlying warrants and the weighted average contractual life was as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2019	28,926	$9.80	3.66	28,926	$9.80
Outstanding March 31, 2020	28,926	$9.80	3.41	28,926	$9.80

Stock option plans

As of March 31, 2020, 3,906,242 shares of common stock were available for future issuance under the 2015 Stock Incentive Plan ("2015 Plan"). The 2015 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of the Company's common stock, (b) 3% of the number of share of its common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board. Effective January 1, 2020, an additional 2,112,822 shares of the Company's common stock were added to the 2015 Plan under the terms of this provision.

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

As of March 31, 2020, 2,775,000 shares of common stock were available for future issuance under the 2019 Sales Team Plan.

Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2019	1,802,463	$6.75
Granted	191,667	0.98
Expired	(317,992)	8.19
Outstanding March 31, 2020	1,676,138	$5.81	$—
Total vested and exercisable	1,266,859	$6.72	$—

The total fair value of stock options that vested during the three months ended March 31, 2020 was $0.1 million. The weighted average remaining contractual term for the total stock options outstanding was 5.17 years as of March 31, 2020. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.02 years as of March 31, 2020.

Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2019	4,436,928	$1.54
Granted	225,000	1.39
Vested	(593,644)	0.69
Forfeited	(146,676)	1.30
Unvested March 31, 2020	3,921,608	$1.67

The total fair value of restricted common stock awards that vested during the three months ended March 31, 2020 was $0.4 million.

Inducement Awards

In February 2020, the Company granted an inducement award outside of the prior plans to the Company's Chief Financial Officer in the form of an option to purchase 125,000 shares of the Company's common stock with an exercise price per share equal to $0.98 and 125,000 restricted stock units. The option and restricted stock unit awards were granted as inducements material to his commencement of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

In addition, in February 2020, the Company granted an inducement award outside of the prior plans to the Company's Senior Vice President, Operations in the form of an option to purchase 66,667 shares of the Company's common stock with an exercise price per share equal to $0.98 and 61,350 restricted stock units. The option and restricted stock unit awards were granted as inducements material to his commencement of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

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

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.49% - 1.63%	N/A
Expected term (in years)	6.25	N/A
Dividend yield	—%	N/A
Expected volatility	55.92%	N/A

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
Stock-based compensation expense was $0.8 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$11	$166
Sales and marketing	112	81
Research and development	134	257
General and administrative	509	644
	$766	$1,148

As of March 31, 2020, the Company had $0.6 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 2.57 years. As of March 31, 2020, the Company had $4.7 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 2.11 years.

Note K—Segment and Geographic Data

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

Geographic information consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Product revenue
United States	$13,827	$17,601
Germany	1,970	2,464
Rest of world	493	404
	$16,290	$20,469

	March 31, 2020	December 31, 2019
Property and equipment, net
United States	$13,707	$13,303
Germany	49	53
	$13,756	$13,356

Note L—Subsequent Events

On April 17, 2020, the Company entered into an approximately $4.7 million promissory note (the “PPP Note”) with East West Bank under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (the "SBA") to mitigate the negative financial and operational impacts of the coronavirus (COVID-19) pandemic. The interest rate on the PPP Note is a fixed rate of 1% per annum. The Company is required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022 (the “Maturity Date”). The Company will pay regular monthly payments in an amount equal to one month’s accrued interest commencing on November 9, 2020, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the initial six months of the loan period will be deferred to and payable on the Maturity Date. According to the terms of the PPP, all or a portion of the loan may be fully forgiven if the funds are used for payroll costs (and at least 75% of the forgiven amount must have been used for payroll), interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, the Company intends to use the proceeds of the loan primarily for payroll costs.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, our ability to raise additional funds, plans and objectives of management, effects of pandemics or other widespread health problems such as the ongoing COVID-19 pandemic on our business, and expected market growth are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
These forward-looking statements include, among other things, statements about:

•
our estimates regarding the potential market opportunity and timing of estimated commercialization for our current and future products, including our iUni, iDuo, iTotal CR, iTotal PS, iTotal Identity, and Conformis Hip System;

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

•
anticipated negative impacts related to the COVID-19 pandemic and the actions that we are taking and planning in response, including our ability to continue production, the reliability of our supply chain, our ability to meet obligations under our loan agreements, the duration of decreased demand for our products, our ability to recall employees, and whether or when the demand for procedures will increase;

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

Overview

We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants and instruments that are individually sized and shaped, which we refer to as personalized, individualized or sometimes as customized, to fit each patient’s unique anatomy. The worldwide market for joint replacement products is approximately $18.9 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We offer a broad line of personalized knee implants and instruments designed to restore the natural shape of a patient’s knee. As of December 31, 2019, we have sold a total of more than 110,000 knee implants, including more than 87,000 total knee implants and 22,000 partial knee implants. In multiple clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function, including kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or “off-the-shelf,” implants that it was tested against. In 2016, we initiated the broad commercial launch of the iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market. In July 2018, our first Conformis Hip Systems were implanted in a limited commercial launch. On November 11, 2019, we entered full commercial launch of the Conformis Hip System.

Our iFit technology platform comprises three key elements:

•
iFit Design, our proprietary algorithms and computer software that we use to design personalized implants and associated single-use patient-specific instrumentation, which we refer to as iJigs, based on computed tomography, or CT scans of the patient and to prepare a surgical plan personalized for the patient that we call iView.

•
iFit Printing, a three-dimensional, or 3D, printing technology that we use to manufacture iJigs and that we may extend to manufacture certain components of our personalized hip and knee replacement implants.

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

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus has subsequently spread to other parts of the world, including the United States and Europe, and has caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus have intensified. In March 2020, the World Health Organization declared this coronavirus outbreak (COVID-19) a pandemic. The future progression of the pandemic and its effects on our business and operations are highly uncertain. We have experienced significantly decreased demand for our products and expect further unpredictable and potentially significant reductions in demand for our products as healthcare providers and individuals de-prioritize and defer medical procedures that are not deemed to be a high priority, such as joint replacement procedures, which will have a material adverse effect on our business, operations and financial condition.

On March 20, 2020, we provided notice to our employees of a furlough of approximately 80 employees effective as of March 23, 2020 to help address decreased demand for our products. The furlough resulted in limited production capacity at our manufacturing facilities, but sufficient to meet demand. While we have not experienced and do not currently anticipate significant interruptions in our supply chain, extended or additional quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture the key components and materials necessary for our products. We have experienced and may experience further shortages of mask and gown consumables used in our clean room processes, which may further limit our production capacity and further delay the joint replacement procedures in which our products are used. Our employee furlough and any delay or shortage of such components or materials or delays in delivering our products may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales, profitability and financial condition. On April 17, 2020, we entered into an approximately $4.7 million promissory note, or the PPP Note, with East West Bank under the Paycheck Protection Program, or the PPP offered by the U.S. Small Business Administration, or the SBA, to mitigate the negative financial and operational impacts of the coronavirus (COVID-19) pandemic. On April 23, 2020, we accelerated a plan to return to full-time employment the vast majority of those employees who were furloughed on March 23, 2020.

We provide certain information regarding our financial results or projected financial results on a non-GAAP "constant currency basis." This information estimates the impact of changes in foreign currency rates on the translation of our current or projected future period financial results as compared to the applicable comparable period. This impact is derived by taking the adjusted current or projected local currency results and translating them into U.S. Dollars based upon the foreign currency exchange rates for the applicable comparable period. It does not include any other effect of changes in foreign currency rates on our results or business. Non-GAAP information is not a substitute for, and is not superior to, information presented on a GAAP basis.

This non-GAAP financial measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We consider the use of a period over period revenue comparison on a constant currency basis to be helpful to investors, as it provides a revenue growth measure free of positive or negative volatility due to currency fluctuations.

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

We expect our gross margin from the sale of our products, which excludes royalty revenue, to expand over time to the extent we are successful in continuing to reduce our manufacturing costs per unit and increasing our manufacturing efficiency as sales volume increases. We believe that areas of opportunity to expand our gross margin in the future, if and as the volume of our product sales increases, include the following:

•	absorbing overhead costs across a larger volume of product sales;

•	obtaining more favorable pricing for the materials used in the manufacture of our products;

•	obtaining more favorable pricing of certain components of our products manufactured for us by third parties;

•	increasing the proportion of certain components of our products that we manufacture in-house, which we believe we can manufacture at a lower unit cost than vendors we currently use; and

•	developing new versions of our software used in the design of our personalized joint replacement implants, which we believe will reduce costs associated with the design process.

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

Consolidated results of operations

Comparison of the three months ended March 31, 2020 and 2019

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2020		2019		2020 vs 2019
Three Months Ended March 31,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$16,290	99%	$20,469	99%	$(4,179)	(20)%
Royalty	185	1	175	1	10	6
Total revenue	16,475	100	20,644	100	(4,169)	(20)
Cost of revenue	9,261	56	10,813	52	(1,552)	(14)
Gross profit	7,214	44	9,831	48	(2,617)	(27)

Operating expenses:
Sales and marketing	$6,563	40%	$8,181	40%	$(1,618)	(20)%
Research and development	2,990	18	2,912	14	78	3
General and administrative	5,736	35	5,329	26	407	8
Total operating expenses	15,289	93	16,422	80	(1,133)	(7)
Loss from operations	(8,075)	(49)	(6,591)	(32)	(1,484)	(23)
Total other income (expenses), net	(1,253)	(8)	(999)	(5)	(254)	(25)
Loss before income taxes	(9,328)	(57)	(7,590)	(37)	(1,738)	(23)
Income tax provision	25	—	(9)	—	34	378
Net loss	$(9,353)	(57)%	$(7,581)	(37)%	$(1,772)	(23)%

Product revenue.    Product revenue was $16.3 million for the three months ended March 31, 2020 compared to $20.5 million for the three months ended March 31, 2019, a decrease of $4.2 million or 20%, primarily due to the COVID-19 pandemic forcing postponement of elective surgeries, and the denials of coverage from Aetna.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2020		2019		2020 vs 2019
Three Months Ended March 31,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$13,827	85%	$17,601	86%	$(3,774)	(21)%
Germany	1,970	12	2,464	12	(494)	(20)
Rest of world	493	3	404	2	89	22
Product revenue	$16,290	100%	$20,469	100%	$(4,179)	(20)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 85% for the three months ended March 31, 2020 compared to 86% for the three months ended March 31, 2019. We believe the lower level of revenue as a percentage of product revenue inside the United States in the three months ended March 31, 2020 was due to denials of coverage from Aetna, the third largest commercial payor, the expansion of sales into additional countries, and the postponement of elective surgeries due to the COVID-19 pandemic. The impact of COVID-19 is affecting all geographies.

The United States product revenue decreased $3.8 million to $13.8 million or 21% year over year. Germany product revenue decreased $0.5 million to $2.0 million, or 20% year over year on a reported basis and 19% on a constant currency basis. Rest of World product revenue increased $0.1 million to $0.5 million, or 22% year-over-year on a reported basis and 21% on a constant currency basis.

Royalty revenue. Royalty revenue was $0.2 million for the three months ended March 31, 2020 compared to $0.2 million for the three months ended March 31, 2019.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $9.3 million for the three months ended March 31, 2020 compared to $10.8 million for the three months ended March 31, 2019, a decrease of $1.6 million, or 14%. Gross profit was $7.2 million for the three months ended March 31, 2020 compared to $9.8 million for the three months ended March 31, 2019, a decrease of $2.6 million or 27%. Gross margin decreased 380 basis points to 44% for the three months ended March 31, 2020 from 48% for the three months ended March 31, 2019. This decrease in gross margin was driven primarily by lower sales volume, and an increase in the provision for estimated unused product related to known and potential cancelled cases, and the postponement of elective surgeries due to the COVID-19 pandemic.

Sales and marketing.    Sales and marketing expense was $6.6 million for the three months ended March 31, 2020 compared to $8.2 million for the three months ended March 31, 2019, a decrease of $1.6 million or 20%. The decrease was due primarily to a decrease in commissions of $1.1 million, a $0.4 million decrease in personnel costs and a $0.1 million decrease in travel expense. Sales and marketing expense as a percentage of total revenue was 40% for the three months ended March 31, 2020 compared to 40% for the three months ended March 31, 2019.

Research and development.    Research and development expense was $3.0 million for the three months ended March 31, 2020 compared to $2.9 million for the three months ended March 31, 2019, an increase of $0.1 million, or 3%. The increase was due primarily to revenue share expense of $0.5 million related to selling fee adjustments in the first quarter of 2019, an increase in personnel costs of $0.1 million, partially offset by a decrease of $0.1 million in consulting fees, and $0.4 million in other costs. Research and development expense increased as a percentage of total revenue to 18% for the three months ended March 31, 2020 from 14% for the three months ended March 31, 2019.

General and administrative.    General and administrative expense was $5.7 million for the three months ended March 31, 2020 compared to $5.3 million for the three months ended March 31, 2019, an increase of $0.4 million, or 8%. The increase was primarily due to an increase in professional services of $0.5 million relating to information technology project spend and recruiting costs. In addition, personnel costs increased $0.2 million, partially offset by a decrease of $0.2 million in freight expenses and a decrease of $0.1 million in legal fees. General and administrative expense increased as a percentage of total revenue to 35% for the three months ended March 31, 2020 from 26% for the three months ended March 31, 2019.

Total other income (expenses), net.    Other income (expenses), net was $(1.3) million for the three months ended March 31, 2020 compared to $(1.0) million for the three months ended March 31, 2019, a change of $(0.3) million. The change was primarily due to an increase in interest expense.

Income taxes.    Income tax provision was $25,000 and $(9,000) for the three months ended March 31, 2020 and 2019, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the three months ended March 31, 2020, we have financed our operations primarily through private placements of preferred stock, our initial public offering in 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. We have not yet attained profitability and continue to incur operating losses and negative operating cash flows, which adversely impacts our ability to continue as a going concern. As of March 31, 2020, we have an accumulated deficit of $513.5 million.

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017, or the Existing Shelf Registration Statement. The Existing Shelf Registration Statement allows us to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we could issue and sell up to $50 million of our common stock and entered into the Distribution Agreement with Canaccord Genuity Inc., or Canaccord, pursuant to which Canaccord agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market”, or ATM, offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended, or the Securities Act. We are not obligated to sell any number of shares under the Distribution Agreement. As of March 31, 2020, we had sold 1,870,069 shares under the Distribution Agreement resulting in net proceeds of $3.6 million.

On March 23, 2020, we filed a new shelf registration statement on Form S-3 or the New Shelf Registration Statement. Once the New Shelf Registration Statement is declared effective by the SEC, the Existing Shelf Registration Statement will expire. Under the New Shelf Registration Statement, we will be permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The New Shelf Registration Statement is intended to provide us flexibility to conduct sales of its registered securities, subject to market conditions and our future capital needs. The terms of any offering under the New Shelf Registration Statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

On December 17, 2018, we entered into a stock purchase agreement, or the "Stock Purchase Agreement," with Lincoln Park Capital, or "LPC." Upon entering into the Stock Purchase Agreement, we sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, we issued 354,430 shares to LPC.  We have the right at our sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. We will control the timing of any sales to LPC and LPC will be obligated to make purchases of our common stock upon receipt of requests from us in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase the up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of our shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of our common stock pursuant to receipt of a request from us on any business day on which the last closing trade price of our common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share.  No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of our common stock.  The Stock Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. As of March 31, 2020, we have sold 2,921,268 shares under the Stock Purchase Agreement resulting in proceeds of $2.2 million.

On June 25, 2019, we entered into a Loan and Security Agreement or the "2019 Secured Loan Agreement" with Innovatus Life Sciences Lending Fund I, LP or "Innovatus", as collateral agent and lender, East West Bank and the other lenders party thereto from time to time, or "Lenders," pursuant to which the Lenders agreed to make term loans and a revolving credit facility to the Company to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million. We used the proceeds from the 2019 Secured Loan Agreement to pay off the $15 million term loan from Oxford Finance LLC. In addition, Innovatus purchased approximately $3 million of our common stock at the previous day's closing price. For further information regarding the 2019 Secured Loan Agreement, see "Note I—Debt and Notes Payable " in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

On September 30, 2019, we entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics, or Stryker. In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the agreements, we agreed to sell and license to Stryker certain assets relating to the Company's patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. We received $14 million upfront and will receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. As of March 31, 2020, we successfully completed the first out of three milestones with Stryker and received $2.0 million for achievement of this milestone. Under the long-term Distribution Agreement, we will supply patient-specific instrumentation to Stryker. We may be required to pay back a portion of the initial payment as it is contingent on successful completion of milestones set forth in the Development Agreement and License Agreement.

The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 in the United States. On April 17, 2020, we entered into an approximately $4.7 million promissory note, or the PPP Note, with East West Bank as the lender under the PPP offered by the SBA, to mitigate the negative financial and operational impacts of the coronavirus (COVID-19) pandemic. The interest rate on the PPP Note is a fixed rate of 1% per annum. We are required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022, or the Maturity Date. We will pay regular monthly payments in an amount equal to one month’s accrued interest commencing on November 9, 2020, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the initial six months of the loan period will be deferred to and payable on the Maturity Date. According to the terms of the PPP, all or a portion of the loan may be fully forgiven if the funds are used for payroll costs (and at least 75% of the forgiven amount must have been used for payroll), interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, we intend to use the proceeds of the loan primarily for payroll costs.

As of March 31, 2020, we were not in breach of covenants under the 2019 Secured Loan Agreement. However, we do not expect to satisfy the trailing six months' revenue covenant at the end of June 2020, which may be an event of default under the 2019 Secured Loan Agreement unless a new financial plan, which would include the sale and issuance of equity securities, is agreed upon between parties within a 60-day cure period after June 30, 2020. If we fail to meet such revenue covenant as of June 30, 2020 and the parties fail to agree upon a new financial plan within the 60-day cure period after June 30, 2020, Innovatus would be permitted to exercise remedies against us and our assets, including charging interest at the rate that is otherwise applicable plus 5.0%, taking control of our cash and commencing foreclosure proceedings on our other assets. We are in initial discussions with Innovatus with the goal of adjusting the revenue covenants as provided for under the 2019 Secured Loan Agreement, but there can be no guarantee that these discussions will be successful. If we are unsuccessful in our discussions with Innovatus, we would need to refinance this debt prior to Innovatus exercising remedies against us in order to prevent such exercise of remedies. We may not be able to obtain additional financing on terms favorable to us, or at all. This condition raises substantial doubt that we will continue as a going concern.

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

We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, including the successful full commercial launch of the Conformis Hip System, successful completion of the development milestones set forth in the Development Agreement and License Agreement milestones, potential payments from Stryker pursuant to the Distribution Agreement, available sales of shares under the Distribution Agreement and the Stock Purchase Agreement, available borrowings under the revolving credit facility, potential future capital raises through the issuance of equity or other securities, debt financings, and revenues that we may generate in connection with licensing our intellectual property. Additionally, in order for us to meet our operating plan, gross margin improvements and operating expense reductions will be necessary to reduce cash used in operations. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

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

At March 31, 2020, we had cash and cash equivalents of $21.5 million and $0.5 million in restricted cash allocated to lease deposits. Based on our current operating plan, we expect to fund our operations, capital expenditure requirements and debt service with existing cash and cash equivalents as of March 31, 2020, anticipated revenue from operations, the successful completion of the milestones set forth in the Development Agreement and License Agreement, revenue that may be generated in connection with licensing its intellectual property, available sales of shares under the Distribution Agreement and the Stock Purchase Agreement, and available borrowings under the revolving credit facility. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenues, any reduction in operating expenses in 2020, the fact that we could use our capital resources sooner than we expect, and our ability to adjust the revenue covenants under the 2019 Secured Loan Agreement.

The COVID-19 pandemic has negatively impacted and will continue to impact our business, operations and financial condition. As part of our response to COVID-19, we took certain measures in preserving liquidity.  In addition to the furlough that we have implemented, we have eliminated, reduced, or are deferring significant non-essential expense including sales, marketing, quality, clinical, regulatory and all general and administrative expense. Non-essential programs have been eliminated or deferred where possible. In addition, we are working with suppliers to help match future revenue and expense.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(4,478)	$(4,238)	$(240)	(6)%
Investing activities	(1,477)	6,493	(7,970)	(123)
Financing activities	1,141	—	1,141	100
Effect of exchange rate on cash	(62)	(19)	(43)	(226)
Total	$(4,876)	$2,236	$(7,112)	(318)%

Net cash used in operating activities.    Net cash used in operating activities was $4.5 million for the three months ended March 31, 2020 and $4.2 million for the three months ended March 31, 2019, an increase of $0.2 million. These amounts primarily reflect net loss of $9.3 million for the three months ended March 31, 2020 and $7.6 million for the three months ended March 31, 2019. The net cash used in operating activities for the three months ended March 31, 2020 was affected by a decrease from inventory of $0.2 million, a decrease from prepaid expenses and other assets of $1.0 million, and a decrease from accounts receivable and royalty receivable of $2.6 million, offset by an increase from accounts payable and accrued liabilities of $2.2 million. Non-cash reconciling items include an increase from stock compensation expense of $0.4 million.

Net cash provided by investing activities.    Net cash used in investing activities was $1.5 million for the three months ended March 31, 2020, and for the three months ended March 31, 2019 was $6.5 million, a change of $8.0 million. These amounts primarily reflect a decrease in cash provided from matured investments of $7.3 million, and an increase in costs related to the acquisition of property, plant, and equipment of $0.7 million.

Net cash provided by financing activities.    Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2020, and for the three months ended March 31, 2019 was $0.0 million, an increase of $1.1 million. These amounts primarily reflect an increase in net proceeds from the issuance of common stock of $1.1 million.

Contractual obligations and commitments

There have not been any material changes to our contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2019 other than changes in our debt facilities as disclosed in Note I—Debt and Notes Payable in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 3.4% to 5.8%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board revenue share agreements of $0.5 million during the three months ended March 31, 2020, representing 3.3% of product revenue, and $0.7 million during the three months ended March 31, 2019, representing 3.5% of product revenue. Revenue share expense is included in research and development. For further information, see “Note H—Commitments and Contingencies ” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Segment information
We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and significant judgments and use of estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The accounting estimates that require our most significant estimates include revenue recognition, accounts receivable valuation, inventory valuations, purchase accounting, impairment assessments, equity instruments, stock compensation, income tax reserves and related allowances, the lives of property and equipment, and valuation of right-of-use lease assets and liabilities. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and significant judgments and use of estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where we sell our products.

On August 15, 2019, we filed a lawsuit against Zimmer Biomet Holdings, Inc. and Zimmer, Inc., or “Zimmer Biomet,” in the United States District Court for the District of Delaware seeking damages for Zimmer Biomet’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that Zimmer Biomet’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Zimmer Biomet patient-specific instrument and implant systems for knee, shoulder, and hip replacement procedures.

On November 5, 2019, Zimmer Biomet filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that we infringe five patents owned by Zimmer Biomet. Zimmer Biomet alleges that our iTotal CR and iTotal PS products infringe all five asserted patents, that our iDuo product infringes three of the asserted patents, and that our iUni product infringes two of the asserted patents. On January 13, 2020, Zimmer Biomet filed a motion to dismiss our complaint, and we filed our answer to Zimmer Biomet’s complaint, denying that our products infringe Zimmer Biomet’s asserted patents. Our answer also alleges that Zimmer Biomet’s asserted patents are invalid. On March 27, 2020, the court entered a stay in both lawsuits pursuant to a joint motion to stay filed by Conformis and Zimmer Biomet, and on April 13, 2020, the court extended the stay through April 30, 2020, pursuant to a joint motion to extend the stay filed by Conformis and Zimmer Biomet, and on May 4, 2020, the court extended the stay through May 15, 2020, pursuant to a joint motion to extend the stay filed by Conformis and Zimmer Biomet.

On August 29, 2019, we filed a lawsuit against Medacta USA, Inc., or “Medacta,” in the United States District Court for the District of Delaware, and we amended our complaint on December 23, 2019, seeking damages for Medacta’s infringement of certain of our patents related to patient-specific instrument and implant systems. We allege in the lawsuit that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer, denying that its patient-specific instrument and implant systems infringe the patents asserted by us. Medacta’s answer also alleges the affirmative defense that our asserted patents are invalid. Discovery is proceeding in the lawsuit.

On March 20, 2020, Osteoplastics LLC, or "Osteoplastics" filed a lawsuit against us in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020, alleging that we infringe seven patents owned by Osteoplastics. Osteoplastics alleges that our proprietary software, including our iFit software platform, and our use of our proprietary software for designing and manufacturing medical devices, including implants, infringes the seven asserted patents.

On April 24, 2020, we filed a lawsuit against Wright Medical Technology, Inc. and Tornier, Inc., or “Wright Medical,” in the United States District Court for the District of Delaware seeking damages for Wright Medical’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that Wright Medical’s multiple lines of patient-specific shoulder instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Wright Medical’s  Tornier Blueprint™ 3D Planning + PSI shoulder replacement systems.

On May 8, 2020, we and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company or “Aetna” in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. The complaint alleges that Aetna has violated its duties under state and federal law, including the Employee Retirement Income Security Act.

Adverse outcomes of these lawsuits could have a material adverse effect on our business, financial condition or results of operations. We are presently unable to predict the outcome of these lawsuits or to reasonably estimate a range of potential losses, if any, related to the lawsuits.

ITEM 1A. RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. The following description of risk factors consists of updates to the risk factors previously disclosed in Part 1, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”). For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in our Form 10-K. Other than as set forth below, there have been no material changes to our risk factors as previously disclosed in our Form 10-K. Risk factors and other information included in our Form 10-Q should be carefully considered. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 28 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

The novel coronavirus (COVID-19) pandemic and the response to it have reduced demand for our products, and as a result we have reduced our operations and production capacity, and these circumstances may have a material adverse effect on our business, operations and financial condition.
In December 2019, an outbreak of respiratory illness caused by a novel coronavirus began in Wuhan, China. As of May 8, 2020, that outbreak has led to more than 3.8 million confirmed cases worldwide, with many countries throughout the world confirming cases. The World Health Organization has declared the outbreak a pandemic and a global public health emergency. In addition to those who have been directly affected, millions more have been affected by government efforts in the United States, the European Union and around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny and other measures. The pandemic and measures taken in response by governments, private industry, individuals and others have also had significant direct and indirect adverse impacts on businesses and commerce as supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services has spiked, while demand for other goods and services has decreased significantly.
The future progression of the pandemic and its effects on our business and operations are highly uncertain. We have experienced significantly decreased demand for our products and expect further unpredictable and potentially significant reductions in demand for our products as healthcare providers and individuals de-prioritize and defer medical procedures that are not deemed to be a high priority, such as joint replacement procedures, which will have a material adverse effect on our business, operations and financial condition. Additionally, as a result of these reductions in demand, we anticipate that we may not be able to meet the trailing six months’ revenue test under the 2019 Secured Loan Agreement. We are initiating discussions with Innovatus with the goal of adjusting the revenue covenants as provided for under the 2019 Secured Loan Agreement, but there can be no guarantee that these discussions will be successful. For more information regarding the risks related to our 2019 Secured Loan Agreement, see “Risk Factors--Risks related to our financial position--Our existing and any future indebtedness could adversely affect our ability to operate our business” in our Form 10-K.
On March 20, 2020, we provided notice to our employees of a furlough of approximately 80 employees effective as of March 23, 2020 to help address decreased demand for our products. The furlough resulted in limited production capacity at our manufacturing facilities, but sufficient to meet expected demand. While we do not currently anticipate significant interruptions in our supply chain, extended or additional quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture the key components and materials necessary for our products. We have experienced and may experience further shortages of mask and gown consumables used in our clean room processes, which may further limit our production capacity and further delay the joint replacement procedures in which our products are used. Our employee furlough and any delay or shortage of such components or materials or delays in delivering our products may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales, profitability and financial condition. On April 23, 2020, we accelerated a plan to return to full-time employment the vast majority of those employees who were furloughed on March 23, 2020.

The coronavirus pandemic continues to rapidly evolve. There may be other material adverse impacts on our business, operations and financial condition that are unpredictable at this time, including delays in the development and regulatory approval of new products and difficulties in retaining qualified personnel, sales representatives and distributors during the pandemic. The extent to which the pandemic may impact our business will depend on future developments, such as the duration of the pandemic, quarantines, travel restrictions and other measures in the United States, the European Union and around the world, business closures or business disruptions and the effectiveness of actions taken to contain the pandemic.

We expect to fail to satisfy a revenue covenant under our 2019 Secured Loan Agreement with Innovatus at the end of June 2020, which would constitute an event of default and permit Innovatus to exercise remedies against us and our assets, including charging additional interest, taking control of our cash and commencing foreclosure proceedings on our other assets.
Under the 2019 Secured Loan Agreement, we are subject to the satisfaction of certain revenue covenants. Due to the reductions in demand for our products as a result of the COVID-19 pandemic, we do not expect to satisfy the trailing six months' revenue covenant at the end of June 2020, which may be an event of default under the 2019 Secured Loan Agreement unless a new financial plan, which would include the sale and issuance of equity securities, is agreed upon between parties within a 60 day cure period after June 30, 2020. We are in initial discussions with Innovatus with the goal of adjusting the revenue covenants under the 2019 Secured Loan Agreement, but there can be no guarantee that these discussions will be successful.
If we fail to meet this revenue covenant as of June 30, 2020 and the parties fail to agree upon a new financial plan within the 60 day cure period after June 30, 2020, Innovatus would be permitted to exercise remedies against us and our assets, including charging interest at the rate that is otherwise applicable plus 5.0%, taking control of our cash and commencing foreclosure proceedings on our other assets. If we are unsuccessful in our discussions with Innovatus, we would need to refinance this debt prior to Innovatus exercising remedies against us in order to prevent such exercise of remedies. We may not be able to obtain additional financing on terms favorable to us, or at all.
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In light of our current operating plan and the various other factors, including the uncertainty that we will be successful in our discussions with Innovatus, there is substantial doubt about our ability to continue as a going concern. The financial statements for the three months ended March 31, 2020 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Second Amendment to Loan and Security Agreement, dated as of March 1, 2020, by and among Conformis, Inc. and the other parties thereto.
10.2*	Consent Under Loan and Security Agreement, dated as of April 17, 2020, by and among Conformis, Inc. and the other parties thereto.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

 Date: 5/11/2020

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer

 Date: 5/11/2020

CONFORMIS, INC.

By:	/s/ Robert Howe
Robert Howe Chief Financial Officer (Principal Financial Officer)