Form 10-Q
period 2020-06-30
Conformis Inc
filed 2020-08-05
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

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

As of July 31, 2020, there were 77,555,538 shares of Common Stock, $0.00001 par value per share, outstanding.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$18,168	$26,394
Accounts receivable, net	8,186	11,066
Royalty and licensing receivable	6,197	165
Inventories, net	13,181	12,074
Prepaid expenses and other current assets	2,223	2,815
Total current assets	47,955	52,514
Property and equipment, net	13,755	13,356
Operating lease right-of-use assets	5,274	5,853
Other Assets
Restricted cash	462	462
Other long-term assets	189	211
Total assets	$67,635	$72,396

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,443	$6,920
Accrued expenses	7,014	7,135
Operating lease liabilities	1,489	1,469
Advance on research and development	3,149	2,331
Contract liability	12,000	—
Total current liabilities	30,095	17,855
Other long-term liabilities	—	1,500
Contract liability	—	12,000
Long-term debt, less debt issuance costs	24,664	19,623
Operating lease liabilities	4,433	5,071
Total liabilities	59,192	56,049
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at June 30, 2020 and December 31, 2019; 76,103,605 and 70,427,400 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	524,991	521,356
Accumulated deficit	(515,633)	(504,145)
Accumulated other comprehensive loss	(916)	(865)
Total stockholders’ equity	8,443	16,347
Total liabilities and stockholders’ equity	$67,635	$72,396
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Product	$9,743	$19,337	$26,033	$39,806
Royalty and licensing	9,725	256	9,910	431
Total revenue	19,468	19,593	35,943	40,237
Cost of revenue	8,450	9,971	17,711	20,784
Gross profit	11,018	9,622	18,232	19,453

Operating expenses
Sales and marketing	4,102	6,897	10,665	15,078
Research and development	2,738	3,328	5,728	6,240
General and administrative	6,474	5,289	12,210	10,618
Total operating expenses	13,314	15,514	28,603	31,936
Loss from operations	(2,296)	(5,892)	(10,371)	(12,483)

Other income and expenses
Interest income	23	91	58	198
Interest expense	(584)	(1,337)	(1,158)	(1,790)
Foreign currency exchange transaction income (loss)	694	398	(20)	(255)
Total other income (expenses)	133	(848)	(1,120)	(1,847)
Loss before income taxes	(2,163)	(6,740)	(11,491)	(14,330)
Income tax provision	(28)	23	(3)	14

Net loss	$(2,135)	$(6,763)	$(11,488)	$(14,344)

Net loss per share
Basic and diluted	$(0.03)	$(0.11)	$(0.17)	$(0.23)
Weighted average common shares outstanding
Basic and diluted	68,187,128	63,333,737	67,885,622	63,092,874

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(2,135)	$(6,763)	$(11,488)	$(14,344)
Other comprehensive loss
Foreign currency translation adjustments	(663)	(402)	(51)	218
Comprehensive loss	$(2,798)	$(7,165)	$(11,539)	$(14,126)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, March 31, 2020	71,505,724	$1	$523,265	$(513,498)	$(253)	$9,515
Issuance of common stock—restricted stock	3,657,838	—	—			—
Issuance of common stock—LPC offering	200,000	—	174			174
Issuance of common stock— ATM offering	740,043	—	707			707
Compensation expense related to issued stock options and restricted stock awards			845			845
Net loss				(2,135)		(2,135)
Other comprehensive income					(663)	(663)
Balance, June 30, 2020	76,103,605	$1	$524,991	$(515,633)	$(916)	$8,443

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, December 31, 2019	70,427,400	$1	$521,356	$(504,145)	$(865)	$16,347
Issuance of common stock—restricted stock	3,736,162	—	2			2
Issuance of common stock—LPC offering	1,200,000	—	1,317			1,317
Issuance of common stock— ATM offering	740,043	—	705			705
Compensation expense related to issued stock options and restricted stock awards			1,611			1,611
Net loss				(11,488)		(11,488)
Other comprehensive income					(51)	(51)
Balance, June 30, 2020	76,103,605	$1	$524,991	$(515,633)	$(916)	$8,443

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, March 31, 2019	67,880,664	$1	$514,484	$(483,248)	$(850)	$30,387
Issuance of common stock—option exercise	34,669	—	121			121
Issuance of common stock—restricted stock	(1,335)	—	—			—
Issuance of common stock—Innovatus	775,194	—	3,000			3,000
Compensation expense related to issued stock options and restricted stock awards			958			958
Net loss				(6,763)		(6,763)
Other comprehensive income					(402)	(402)
Balance, June 30, 2019	68,689,192	$1	$518,563	$(490,011)	$(1,252)	$27,301

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value				Total
Balance, December 31, 2018	65,290,879	$1	$513,336	$(475,667)	$(1,470)	$36,200
Issuance of common stock—option exercise	34,669	—	121			121
Issuance of common stock—restricted stock	2,588,450	—	—			—
Issuance of common stock—Innovatus	775,194	—	3,000			3,000
Compensation expense related to issued stock options and restricted stock awards			2,106			2,106
Net loss				(14,344)		(14,344)
Other comprehensive income					218	218
Balance, June 30, 2019	68,689,192	$1	$518,563	$(490,011)	$(1,252)	$27,301

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,488)	$(14,344)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,189	2,136
Stock-based compensation expense	1,611	2,106
Unrealized foreign exchange loss	(15)	229
Non-cash lease expense	579	584
Provision for bad debts on trade receivables	102	(19)
Loss on extinguishment of debt	—	1,085
Non-cash interest expense	352	51
Amortization/accretion on investments	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	2,778	2,013
Royalty and licensing receivable	(6,032)	(23)
Inventories	(1,107)	(1,104)
Prepaid expenses and other assets	592	(324)
Accounts payable, accrued expenses and other liabilities	(2,717)	(564)
Advance on research and development	819	—
Net cash used in operating activities	(12,337)	(8,178)

Cash flows from investing activities:
Acquisition of property and equipment	(2,588)	(1,298)
Maturity of investments	—	7,250
Net cash (used in) provided by investing activities	(2,588)	5,952

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	121
Debt issuance costs	(10)	(685)
Loss on extinguishment of debt	—	(919)
Proceeds from issuance of debt	4,720	20,000
Payments on long-term debt	—	(15,000)
Net proceeds from issuance of common stock	2,024	3,000
Net cash provided by financing activities	6,734	6,517
Foreign exchange effect on cash and cash equivalents	(35)	(12)
(Decrease) increase in cash, cash equivalents and restricted cash	(8,226)	4,279
Cash, cash equivalents and restricted cash beginning of period	26,856	16,842
Cash, cash equivalents and restricted cash end of period	$18,630	$21,121

Supplemental information:
Cash paid for interest	691	1,425
Non cash investing and financing activities:
Operating leases right-of-use assets obtained in exchange for lease obligations	—	6,988
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(unaudited)

Note A—Organization and Basis of Presentation

Conformis, Inc., and its subsidiaries (collectively, the “Company”), is a medical technology company that uses its proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which the Company refers to as personalized, individualized, or sometimes as customized, to fit and conform to each patient’s unique anatomy. The Company offers a broad line of sterile, personalized knee and hip implants and single-use instruments delivered to hospitals. The Company’s proprietary iFit technology platform is potentially applicable to all major joints.

The Company was incorporated in Delaware and commenced operations in 2004. The Company introduced its iUni and iDuo in 2007, its iTotal CR in 2011, its iTotal PS in 2015, and its Conformis Hip System in 2018. The Company has its corporate offices in Billerica, Massachusetts.

These consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. The Company has not yet attained profitability and continues to incur operating losses and negative operating cash flows, which adversely impacts the Company's ability to continue as a going concern. At June 30, 2020, the Company had an accumulated deficit of $515.6 million and cash and cash equivalents of $18.2 million, and $0.5 million in restricted cash allocated to lease deposits.

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March 2020, the World Health Organization declared this coronavirus outbreak (COVID-19) to be a pandemic. The future progression of the pandemic and its effects on the Company's business and operations are highly uncertain. The Company has experienced significantly decreased demand for its products and expects further unpredictable and potentially significant reductions in demand for its products as healthcare providers and individuals continue to de-prioritize and defer medical procedures that are deemed to be elective, such as joint replacement procedures, which has had and will continue to have a material adverse effect on its business, operations and financial condition.
Uncertainties related to the COVID-19 pandemic, the timing of completion of the milestones set forth in the Stryker Agreement, and the Company's ability to raise capital raise substantial doubt about the Company's ability to continue as a going concern. The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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

On March 20, 2020, the Company provided notice to its employees of a furlough of approximately 80 employees, effective as of March 23, 2020, to help address decreased demand for its products. The furlough resulted in limited production capacity at the Company's manufacturing facilities, but sufficient to meet demand. While the Company has not experienced significant interruptions in its supply chain, extended or additional quarantines, travel restrictions and other measures may significantly impact the ability of employees of its third-party suppliers to get to their places of work to manufacture the key components and materials necessary for the Company's products. The Company has experienced and may experience further shortages of mask and gown consumables used in its clean room processes, which may further limit the production capacity and further delay the joint replacement procedures in which its products are used. Any delay or shortage of such components or materials or delays in delivering its products may result in its inability to satisfy consumer demand for its products in a timely manner or at all, which could harm its reputation, future sales, profitability and financial condition. On April 17, 2020, the Company entered into an approximately $4.7 million promissory note (the “PPP Note”) with East West Bank as the lender under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (the "SBA") to mitigate the negative financial and operational impacts of the pandemic. Due in large part to the PPP loan made available, on April 23, 2020, the Company accelerated a plan to return to full-time employment the vast majority of those employees who were furloughed on March 23, 2020. This plan was completed at the end of April 2020.

In January 2017, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission ("SEC") on May 9, 2017 (the "2017 Shelf Registration Statement"). The 2017 Shelf Registration Statement allowed the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On May 10, 2017, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $50 million of its common stock and entered into an Equity Distribution Agreement (“Distribution Agreement”) with Canaccord Genuity LLC (formerly, Canaccord Genuity Inc.) ("Canaccord") pursuant to which Canaccord agreed to sell shares of the Company's common stock from time to time, as its agent, in an “at-the-market” ("ATM") offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The Company was not obligated to sell any shares under the Distribution Agreement. As of June 30, 2020, the Company had sold 2,610,112 shares under the Distribution Agreement resulting in net proceeds of $4.3 million. On August 4, 2020, the Company and Canaccord mutually agreed to terminate the Distribution Agreement, effective upon the filing of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 with the SEC. As of August 4, 2020, the Company had sold 2,663,000 shares under the Distribution Agreement resulting in net proceeds of $4.4 million.

On March 23, 2020, the Company filed a new shelf registration statement on Form S-3 (the "New Shelf Registration Statement"). Under the New Shelf Registration Statement, the Company is permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The New Shelf Registration Statement is intended to provide the Company flexibility to conduct sales of its registered securities, subject to market conditions and the Company's future capital needs. The terms of any offering under the New Shelf Registration Statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of the Company’s common stock to or through Cowen, acting as agent and/or principal, from time to time, in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and also has provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. The Company is not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

On December 17, 2018, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lincoln Park Capital ("LPC"). Upon entering into the Stock Purchase Agreement, the Company sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, the Company issued 354,430 shares to LPC.  The Company has the right at its sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. The Company controls the timing of any sales to LPC and LPC will be obligated to make purchases of the Company's common stock upon receipt of requests from the Company in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of the Company's shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of the Company's common stock pursuant to receipt of a request from the Company on any business day on which the last closing trade price of the Company's common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share.  No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of the Company's common stock.  The Stock Purchase Agreement may be terminated by the Company at any time, at the Company's sole discretion, without any cost or penalty. As of June 30, 2020, the Company has sold 3,121,968 shares under the Stock Purchase Agreement resulting in proceeds of $2.3 million. As of August 4, 2020, the Company had sold 4,521,968 shares under the Stock Purchase Agreement resulting in proceeds of $3.4 million.

On June 25, 2019, the Company entered into a Loan and Security Agreement (the "2019 Secured Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and lender, East West Bank and the other lenders party thereto from time to time (collectively, the "Lenders"), pursuant to which the Lenders agreed to make term loans and revolving credit facility to the Company to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million. The Company used the proceeds from the debt financings to pay off its senior secured loan and security agreement (the "2017 Secured Loan Agreement") with Oxford Finance LLC ("Oxford"). In addition, Innovatus purchased approximately $3 million of the Company's common stock at the previous day's closing price (the "Private Placement"). During the first quarter of 2020, the Company reported that it may not be able to meet its second quarter revenue covenant and would work with Innovatus with the goal of adjusting the revenue covenants under the 2019 Secured Loan Agreement. On July 1, 2020, the Company entered into a Third Amendment to its Loan and Security Agreement, dated as of June 25, 2019 (the "Amendment"). The Amendment, among other things, waives the trailing six-month revenue covenant milestones that apply to the quarters ending June 30, September 30 and December 31, 2020 under the Loan Agreement and reduces the revenue covenant milestones that apply thereafter, delays until June 25, 2021 the Company’s option to prepay all, but not less than all, of the term loans advanced under the Loan Agreement and includes a new covenant that the Company raise additional capital. The Amendment also increases the Company’s minimum cash covenant to $5 million until December 31, 2020, provided that such cash covenant shall be further increased to $10 million, commencing on January 1, 2021, if the Company has not yet satisfied the new covenant relating to raising capital. The capital raise covenant in the Amendment specifies that on or before December 31, 2020, the Company shall receive aggregate gross cash proceeds of not less than $20.0 million from (i) the sale and issuance of its equity securities (including, without limitation, by means of ATM offerings, private placements, follow on public offerings), (ii) net payments received from any of patent infringement disputes with Zimmer on or after July 1, 2020 and on or before December 31 2020, (iii) net payments received from any of its other patent infringement disputes with any other party not specified in clause (ii), (iv) monetization of R&D tax credits or NOLs as part of any current or future 2020 government stimulus packages, or (v) governmental grants that are not (in whole or in part) in the form of indebtedness, or any combination of two or more of the foregoing. If the capital raise event has not occurred by December 31, 2020 and if the Company is in compliance with its revenue covenant milestones as of January 1, 2021, the period to comply with the capital raise covenant will automatically extend to June 30, 2021. During the capital raise event extension period (i) commencing on January 1, 2021 ending on (and including) March 31, 2021, the Company shall not have any indebtedness outstanding under the revolving line in excess of $2.5 million and (ii) commencing on April 1, 2021 and ending on (and including) June 30, 2021, the Company shall not have any indebtedness outstanding under the revolving line in excess of $5.0 million. For further information regarding the 2017 Secured Loan Agreement, the 2019 Secured Loan Agreement and the Amendment, see “Note I-Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

On September 30, 2019, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics ("Stryker"). In connection with entering into the Asset Purchase Agreement, the Company and Stryker also entered into a Development Agreement (the "Development Agreement"), a License Agreement (the "License Agreement"), a Distribution Agreement (the "Distribution Agreement" and, together with the Asset Purchase Agreement, the Development Agreement and the License Agreement (the "Stryker Agreements") and other ancillary agreements contemplated by the Stryker Agreements. Under the terms of the Stryker Agreements, the Company agreed to sell and license to Stryker certain assets relating to the Company's patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. The Company received $14 million upfront and is eligible to receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. As of June 30, 2020, the Company completed the first of three milestones set forth in the License Agreement and the Development Agreement and received $2.0 million for achievement of this milestone. Under the long-term Distribution Agreement, the Company will supply patient specific instrumentation to Stryker. The Stryker Agreements contain termination provisions pursuant to which, under certain circumstances, Stryker may be able to terminate the Development Agreement and oblige the Company to repay a portion of the initial payment. In other circumstances, Stryker could terminate and pay an additional fee for the right to use the Company's intellectual property to sell patient-specific instrumentation with their off-the-shelf knee offering, subject to paying the Company a sales-based royalty fee.
On May 22, 2020, the Company entered into a Settlement and License Agreement (the “Settlement and License Agreement”) with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC (collectively, “Zimmer Biomet”) as discussed in Note H-Commitments and Contingencies, Legal proceedings, which provided the Company with $9.6 million of royalty and licensing revenue for the quarter ended June 30, 2020. In consideration of the licenses, releases, covenants and other immunities granted by the Company to Zimmer Biomet, Zimmer Biomet was required to pay the Company $3.5 million promptly after execution of the Settlement and License Agreement, which it has, and additional payments on specified dates through January 15, 2021, for a total amount payable of $9.6 million.
The Company funds its operations, capital expenditure requirements and debt service with existing cash and cash equivalents as of June 30, 2020, and plans to address matters that raise substantial doubt about the Company's ability to continue as a going concern through anticipated revenue from operations, the successful completion of the milestones set forth in the Development Agreement and License Agreement, revenue that may be generated in connection with licensing its intellectual property, available sales of shares under the Sales Agreement and the Stock Purchase Agreement, and available borrowings under the revolving credit facility. In order for the Company to meet its operating plan, gross margin improvements and leveraging operating expenses will be necessary to reduce cash used in operations, and the Company will need to successfully complete milestones set forth in the Development Agreement and the License Agreement which cannot be assured. When the Company needs additional equity or debt financing proceeds to fund its operations, the Company may not be able to obtain additional financing on terms favorable to the Company, or at all.

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

Unaudited Interim Financial Information

The accompanying Interim Consolidated Financial Statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2020, results of operations for and stockholders' equity for the three and six months ended June 30, 2020 and 2019, and comprehensive loss, and cash flows for the six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

The Company's financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the six months ended June 30, 2020 to the application of significant accounting policies and estimates as described in its audited consolidated financial statements for the year ended December 31, 2019.

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

For the three and six months ended June 30, 2020, Zimmer Biomet represented 49% and 27% of total revenue, respectively. For the three and six months ended June 30, 2019, no customer represented greater than 10% of total revenue. As of June 30, 2020, payments due from Zimmer Biomet represented 42% of our total net receivable balance. As of December 31, 2019, there were no customers that represented greater than 10% of the total net receivable balance.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries ImaTx, Inc. ("ImaTx"); ConforMIS Europe GmbH; ConforMIS UK Limited; ConforMIS Hong Kong Limited; and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash, cash equivalents and restricted cash
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. The Company’s cash equivalents consist of demand deposits, money market accounts, money market funds, and repurchase agreements on deposit with certain financial institutions, in addition to cash deposits in excess of federally insured limits. Demand deposits and money market accounts are carried at cost which approximates their fair value. Money market funds are carried at fair value based upon level 1 inputs. Repurchase agreements are valued using level 2 inputs. The associated risk of concentration is mitigated by banking with credit worthy financial institutions. The Company had $0.6 million as of June 30, 2020 and $0.8 million as of December 31, 2019 held in foreign bank accounts that are not federally insured. In addition, the Company has recorded restricted cash of $0.5 million as of June 30, 2020 and December 31, 2019. Restricted cash consisted of security provided for lease obligations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$18,168	$26,394
Restricted cash	462	462
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$18,630	$26,856

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

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three and six months ended June 30, 2020, the Company recognized provisions of $0.7 million and $1.7 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue. During the three and six months ended June 30, 2019, the Company recognized provisions of $0.8 million and $1.3 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Long-Lived Assets
     The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. During the three months ended June 30, 2020, there were changes in circumstances that led the Company to believe that its long-lived assets may be impaired and as such, a Step 2 analysis was performed. The Company evaluated whether the estimated undiscounted cash flows, including estimated residual value, generated from the asset group were sufficient to support the carrying value of the assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the three and six months ended June 30, 2020 and 2019, no such impairment charges were recognized.

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

 Revenue Recognition

Product Revenue Recognition

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2020. Payment is typically due between 30 and 60 days from invoice.

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

Royalty and Licensing Revenue Recognition

The Company receives ongoing sales-based royalties under its agreement with MicroPort Orthopedics Inc., a wholly owned subsidiary of Microport Scientific Corporation. Royalty revenue is recorded at the expected value of the royalty revenue.

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

The Company records a contract liability when there is an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company has concluded that Stryker meets the definition of a customer for a portion of the obligations under the Stryker Agreements. At June 30, 2020, the Company recorded $12.0 million as a short-term contract liability related to consideration received from the customer under the Asset Purchase Agreement and Development Agreement. The Company concluded the license rights under the License Agreement are functional when FDA 510(k) clearance is received as required under Milestone 3 in the License Agreement, or upon termination by Stryker and Stryker's election to purchase the license rights.

On May 22, 2020 the Company entered into a Settlement and License Agreement with Zimmer Biomet, pursuant to which both parties have agreed to terms for resolving all of their existing patent disputes. In consideration of the licenses, releases, covenants and other immunities granted by the Company to Zimmer Biomet, Zimmer Biomet was required to pay the Company $3.5 million promptly after execution of the Settlement and License Agreement, which it has, and additional payments on specified dates through January 15, 2021, for a total amount payable of $9.6 million. The agreement provides for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. These individual rights are not accounted for as separate performance obligations as (i) the nature of the promise, within the context of the agreement, is to transfer combined items to which the promised rights are inputs and (ii) the Company's promise to transfer each individual right described above to Zimmer Biomet is not separately identifiable from other promises in the agreement. As a result, the Company accounts for the promises in the agreement as a single performance obligation. Zimmer Biomet legally obtained control of the license and other rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met within the scope of ASC 606. In connection with the settlement agreement, the Company recognized revenue of $9.6 million during the three months ended June 30, 2020. See “Note H-Commitments and Contingencies, Legal proceedings” for further discussion of the Zimmer Biomet settlement.

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

The following table summarizes activity for rebate allowance reserve (in thousands):

	June 30, 2020	December 31, 2019
Beginning Balance	$127	$96
Provision related to current period sales	80	145
Adjustment related to prior period sales	(1)	20
Payments or credits issued to customer	(52)	(134)
Ending Balance	$154	$127

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g. when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.1 million for the three months ended June 30, 2020 and 2019, and $0.3 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

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

The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $(28,000) and $23,000 for the three months ended June 30, 2020 and 2019, respectively, and $(3,000) and $14,000 for the six months ended June 30, 2020 and 2019, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2020 and 2019, a cumulative balance of $42,000 and $47,000 of interest and penalties had been accrued, respectively.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") which included modifications to the limitation on business interest expense, net operating loss provisions, and other various U.S. tax law updates. The Company does not expect that these aspects of the CARES Act will have a material impact on its consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Numerator:
Basic and diluted loss per share
Net loss	$(2,135)	$(6,763)	$(11,488)	$(14,344)
Denominator:
Basic and diluted weighted average shares	68,187,128	63,333,737	67,885,622	63,092,874
Loss per share attributable to Conformis, Inc. stockholders:
Basic and diluted	$(0.03)	$(0.11)	$(0.17)	$(0.23)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options and restricted stock awards	1,023,009	3,641,319	1,090,897	3,411,545

Note C—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Total receivables	$8,542	$11,401
Allowance for doubtful accounts and returns	(356)	(335)
Accounts receivable, net	$8,186	$11,066

Accounts receivable included unbilled receivable of $1.4 million and $2.1 million at June 30, 2020 and December 31, 2019, respectively. Write-offs related to accounts receivable were approximately $76,000 and $32,000 for the three months ended June 30, 2020 and 2019, respectively, and $71,000 and $32,000 for the six months ended June 30, 2020 and 2019, respectively.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	June 30, 2020	December 31, 2019
Beginning balance	$(335)	$(390)
Provision for bad debts on trade receivables	(102)	(106)
Other allowances	10	(26)
Accounts receivable write offs	71	187
Ending balance	$(356)	$(335)

Note D—Inventories

Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw Material	$6,019	$6,171
Work in process	886	1,717
Finished goods	6,276	4,186
Total Inventories	$13,181	$12,074

Note E—Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	June 30, 2020	December 31, 2019
Equipment	5-7	$19,334	$19,011
Furniture and fixtures	5-7	864	864
Computer and software	3	9,654	9,561
Leasehold improvements	3-7	2,082	2,008
Reusable instruments	5	5,500	3,402
Total property and equipment		37,434	34,846
Accumulated depreciation		(23,679)	(21,490)
Property and equipment, net		$13,755	$13,356

Depreciation expense related to property and equipment was $1.1 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $2.2 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively.

Note F—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued employee compensation	$3,120	$3,198
Accrued legal expense	1,670	310
Accrued consulting expense	21	21
Accrued vendor charges	470	1,037
Accrued revenue share expense	409	1,050
Accrued clinical trial expense	254	394
Accrued other	1,070	1,125
	$7,014	$7,135

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

As of June 30, 2020, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rent expense	$382	$383	$763	$765
Variable lease cost (1)	61	100	151	203
	$443	$483	$914	$968
(1) Variable operating lease expenses consist primarily of common area maintenance and real estate taxes for the three and six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the remaining weighted-average lease term of the operating leases was 4.6 years and the weighted-average discount rate was 6.0%.

The future minimum rental payments under these agreements as of June 30, 2020 were as follows (in thousands):

Year	Minimum Lease Payments
2020 remainder of year	812
2021	1,633
2022	1,399
2023	1,053
After 2023	1,885
Total lease payments	$6,782
Present value adjustment	(862)
Present value of lease liabilities	$5,920

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

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $0.2 million during the three months ended June 30, 2020, representing 2.4% of product revenue and $0.6 million during the six months ended June 30, 2020, representing 2.6% of product revenue, $0.7 million during the three months ended June 30, 2019, representing 3.5% of product revenue and $0.6 million during the six months ended June 30, 2019, representing 1.5% of product revenue. Revenue share expense is included in research and development.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at June 30, 2020 or December 31, 2019.

Legal proceedings

On August 15, 2019, the Company filed a lawsuit against Zimmer Biomet Holdings, Inc. and Zimmer, Inc., (together, “Zimmer Biomet”) in the United States District Court for the District of Delaware seeking damages for Zimmer Biomet's infringement of certain of the Company’s patents related to patient-specific instrument and implant systems. The complaint alleges that Zimmer Biomet’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of the Company’s patents. The accused product lines include Zimmer Biomet's patient-specific instrument and implant systems for knee, shoulder, and hip replacement procedures.

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

On May 22, 2020, the Company entered into a Settlement and License Agreement (the “Settlement and License Agreement”) with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC (collectively, “Zimmer Biomet”), pursuant to which the parties have agreed to terms for resolving their existing patent disputes. Under the Settlement and License Agreement, the Company and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties. Pursuant to the Settlement and License Agreement, the Company granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of the Company’s patents for

Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants, and Zimmer granted to Conformis a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for the Company’s implants and patient-specific instruments for the knee. Zimmer Biomet was required to pay the Company $3.5 million promptly after execution of the Settlement and License Agreement, which it has. Zimmer Biomet is also required to make additional payments to the Company on specified dates through January 15, 2021, for a total amount payable of $9.6 million, in consideration of the licenses, releases and other immunities granted by the Company to Zimmer Biomet. No payment is due from the Company to Zimmer Biomet.

The foregoing description is qualified in its entirety by reference to the text of the Settlement and License Agreement filed as exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2020.

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

On March 20, 2020, Osteoplastics LLC ("Osteoplastics"), filed a lawsuit against the Company in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020, alleging that the Company infringes seven patents owned by Osteoplastics. Osteoplastics alleges that the Company’s proprietary software, including the Company’s iFit software platform, and the Company’s use of its proprietary software for designing and manufacturing medical devices, including implants, infringes the seven asserted patents. On June 15, 2020, the Company filed a motion to dismiss Osteoplastics’ complaint. The court has not yet ruled on the motion to dismiss.
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
On May 8, 2020, the Company and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company (together, “Aetna”) in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. The complaint alleges that Aetna has violated its duties under state and federal law, including the Employee Retirement Income Security Act. On July 23, 2020, Aetna filed a motion to dismiss the complaint.  The court has not yet ruled on the motion to dismiss.

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

Note I—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
PPP "Term Loan"	4,720	—
Innovatus, Term Loan	20,000	20,000
Innovatus, Term Loan accrued payment-in-kind interest	516	262
Less unamortized debt issuance costs	(572)	(639)
Long-term debt, less debt issuance costs	$24,664	$19,623

Principal payments, including the Term Loan Basic Interest Rate in-kind (described below), due as of June 30, 2020 consisted of the following (in thousands):

Principal Payment
2020 (remainder of the year)	—
2021	—
2022	4,720
2023	8,986
2024	12,580
Total	$26,286

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

On July 1, 2020, the Company entered into a Third Amendment to its Loan and Security Agreement, dated as of June 25, 2019. The Amendment, among other things, waives the trailing six-month revenue covenant milestones that apply to the quarters ending June 30, September 30 and December 31, 2020 under the Loan Agreement, and reduces the revenue covenant milestones that apply thereafter, delays until June 25, 2021 the Company’s option to prepay all, but not less than all, of the term loans advanced under the Loan Agreement and includes a new covenant that the Company raise additional capital. The Amendment also increases the Company’s minimum cash covenant to $5.0 million until December 31, 2020, provided that such minimum cash covenant shall be increased to $10.0 million, commencing on January 1, 2021, if the Company has not yet satisfied the new covenant relating to raising capital. The capital raise covenant in the Amendment specifies that on or before December 31, 2020, the Company shall receive aggregate gross cash proceeds of not less than $20.0 million from (i) the sale and issuance of the Company's equity securities (including, without limitation, by means of ATM offerings, private placements, follow on public offerings), (ii) net payments received from any of patent infringement disputes with Zimmer Biomet on or after July 1, 2020 and on or before December 31 2020, (iii) net payments received from any of the Company's other patent infringement disputes with any other party not specified in clause (ii), (iv) monetization of R&D tax credits or NOLs as part of any current or future 2020 government stimulus packages, or (v) governmental grants that are not (in whole or in part) in the form of indebtedness, or any combination of two or more of the foregoing. If the capital raise event has not occurred by December 31, 2020 and if the Company is in compliance with its revenue covenant milestones as of January 1, 2021, the period to comply with capital raise covenant will automatically extend to June 30, 2021. During the capital raise event extension period (i) commencing on January 1, 2021 and ending on (and including) March 31, 2021, the Company shall not have any indebtedness outstanding under the revolving line in excess of $2.5 million and (ii) commencing on April 1, 2021 and ending on (and including) June 30, 2021, the Company shall not have any indebtedness outstanding under the revolving line in excess of $5.0 million.

As of June 30, 2020, the Company was not in breach of covenants under the 2019 Secured Loan Agreement.

Term Loan - Innovatus

The term loan under the 2019 Secured Loan Agreement bears interest at a floating annual rate calculated at the greater of the variable rate of interest as most recently announced by East West Bank as prime or 5.50%, plus 3.75% ("Term Loan Basic Interest Rate"), bearing an effective interest rate of 9.25% at June 30, 2020. The Company is required to make interest only payments in arrears on the term loan for four years; provided that the Company has elected to pay 2.50% per annum as such Term Loan Basic Interest Rate in-kind by adding an amount equal to 2.50% per annum of the outstanding principal amount to the then outstanding principal balance on a monthly basis until the third anniversary of the 2019 Secured Loan Agreement. Commencing July 1, 2023, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of the term loan, together with accrued interest, in arrears, to the Lenders.  All unpaid principal, accrued and unpaid interest with respect to the term loan, and a final fee in the amount of 5.0% of the term loan commitment, is due and payable in full on the term loan maturity date on June 1, 2024.

At the Company’s option, the Company may prepay all, but not less than all, of the term loans advanced by the Lenders under the term loan facility after the second year, subject to a prepayment fee and an amount equal to the sum of all outstanding principal of the term loans plus accrued and unpaid interest thereon through the prepayment date, a final fee, plus all other amounts that are due and payable, including the Lenders' expenses and interest at the default rate with respect to any past due amounts.

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

There were no amounts outstanding under the revolving credit facility at June 30, 2020.

PPP Loan- East West Bank

On April 17, 2020, the Company entered into an approximately $4.7 million promissory note (the “PPP Note”) with East West Bank under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (the "SBA") to mitigate the negative financial and operational impacts of the coronavirus (COVID-19) pandemic. The interest rate on the PPP Note is a fixed rate of 1%per annum. The Company is required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022 (the “Maturity Date”). The Company will pay regular monthly payments in an amount equal to one month’s accrued interest commencing on February 9, 2021, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the initial 10 months of the loan period will be deferred to and payable on the Maturity Date. According to the terms of the PPP, all or a portion of the loan may be fully forgiven if the funds are used for payroll costs (and at least 60% of the forgiven amount must have been used for payroll), interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, the Company intends to use the proceeds of the loan primarily for payroll costs. The Company accounts for the PPP Note as a debt instrument in accordance with ASC 470-50-40-2, with the proceeds from the loan recognize as a long-term liability, less any debt issuance costs, within the consolidated balance sheet. Interest is accrued at the stated rate on a monthly basis by applying the interest method under ASC 835.

Note J—Stockholders’ Equity

Common stock

Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

Preferred stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at June 30, 2020 and December 31, 2019.

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

Warrants

The Company also issued warrants to certain investors and consultants to purchase shares of the Company’s preferred stock and common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, the warrants are classified as equity. No warrants were issued in the three and six months ended June 30, 2020. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets. All warrants were exercisable immediately upon issuance.

Common stock warrants

The Company also issued warrants to certain investors and consultants to purchase shares of common stock.  Warrants to purchase 28,926 shares of common stock were outstanding as of June 30, 2020 and December 31, 2019. Outstanding warrants are currently exercisable with varying exercise expiration dates from 2020 through 2024. At June 30, 2020 and December 31, 2019, the weighted average warrant exercise price per share for common stock underlying warrants and the weighted average contractual life was as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2019	28,926	$9.80	3.66	28,926	$9.80
Outstanding June 30, 2020	28,926	$9.80	3.16	28,926	$9.80

Stock option plans

As of June 30, 2020, 300,869 shares of common stock were available for future issuance under the 2015 Stock Incentive Plan ("2015 Plan"). The 2015 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of the Company's common stock, (b) 3% of the number of share of its common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board. Effective January 1, 2020, an additional 2,112,822 shares of the Company's common stock were added to the 2015 Plan under the terms of this provision.

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

As of June 30, 2020, 2,756,481 shares of common stock were available for future issuance under the 2019 Sales Team Plan.

Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2019	1,802,463	$6.75
Granted	191,667	0.98
Expired	(351,938)	7.91
Outstanding June 30, 2020	1,642,192	$5.83	$—
Total vested and exercisable	1,269,509	$6.75	$—

The total fair value of stock options that vested during the three and six months ended June 30, 2020 was $0.1 million and $0.2 million. The weighted average remaining contractual term for the total stock options outstanding was 5.01 years as of June 30, 2020. The weighted average remaining contractual term for the total stock options vested and exercisable was 3.94 years as of June 30, 2020.

Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2019	4,436,928	$1.54
Granted	3,927,355	0.98
Vested	(1,148,503)	1.57
Forfeited	(191,193)	1.25
Unvested June 30, 2020	7,024,587	$1.24

The total fair value of restricted common stock awards that vested during the three and six months ended June 30, 2020 was $1.4 million and $1.8 million.

Inducement Awards

In February 2020, the Company granted inducement awards outside of the prior plans to the Company's Chief Financial Officer in the form of an option to purchase 125,000 shares of the Company's common stock with an exercise price per share equal to $0.98 and 125,000 restricted stock units and to the Company's Senior Vice President, Operations in the form of an option to purchase 66,667 shares of the Company's common stock with an exercise price per share equal to $0.98 and 61,350 restricted stock units. The option and restricted stock unit awards were granted as inducements material to their commencement of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

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

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	N/A	N/A	1.539%	N/A
Expected term (in years)	N/A	N/A	6.25	N/A
Dividend yield	N/A	N/A	—%	N/A
Expected volatility	N/A	N/A	55.92%	N/A

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
Stock-based compensation expense was $0.8 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively and $1.6 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively. Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$2	$133	$14	$299
Sales and marketing	116	49	228	130
Research and development	180	201	314	458
General and administrative	546	575	1,055	1,219
	$844	$958	$1,611	$2,106

As of June 30, 2020, the Company had $0.4 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 2.47 years. As of June 30, 2020, the Company had $7.3 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 2.76 years.

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

Geographic information consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue
United States	$8,331	$17,194	$22,159	$34,793
Germany	1,346	1,673	3,316	4,137
Rest of world	66	470	558	876
	$9,743	$19,337	$26,033	$39,806

	June 30, 2020	December 31, 2019
Property and equipment, net
United States	$13,709	$13,303
Germany	46	53
	$13,755	$13,356

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
These forward-looking statements include, among other things, statements about:

•
our estimates regarding the potential market opportunity and timing of estimated commercialization for our current and future products, including our iUni, iDuo, iTotal CR, iTotal PS, iTotal Identity, Conformis Hip System, and the planned launch of a new knee replacement offering to be targeted at hospital outpatient and ambulatory surgery centers;

•	our expectations regarding our sales, expenses, gross margin and other results of operations;

•	our strategies for growth and sources of new sales;

•	maintaining and expanding our customer base and our relationships with our independent sales representatives and distributors;

•	our current and future products and plans to promote them;

•	the anticipated trends and challenges in our business and in the markets in which we operate;

•	the implementation of our business model, strategic plans for our business, products, product candidates and technology;

•	our ability to achieve anticipated milestones under our collaborations;

•	our ability to successfully develop and commercialize planned products;

•	the future availability of raw materials used to manufacture, and finished components for, our products from third-party suppliers, including single source suppliers;

•	product liability claims;

•	patent infringement claims;

•	our ability to retain and hire necessary employees and to staff our operations appropriately;

•	our ability to compete in our industry and with innovations by our competitors;

•	potential reductions in reimbursement levels by third-party payors and cost containment efforts of accountable care organizations;

•	our ability to obtain reimbursement or direct payment for our products and services;

•	our ability to protect proprietary technology and other intellectual property and potential claims against us for infringement of the intellectual property rights of third parties;

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

•
anticipated negative impacts related to the COVID-19 pandemic and the actions that we have taken and are planning in response, including our ability to continue production, the reliability of our supply chain, our ability to meet obligations under our loan agreements, the duration of decreased demand for our products, and whether or when the demand for procedures will increase;

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

Overview

We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants and instruments that are individually sized and shaped, which we refer to as personalized, individualized, or sometimes as customized, to fit each patient’s unique anatomy. The worldwide market for joint replacement products is approximately $19.5 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We offer a broad line of personalized knee implants and instruments designed to restore the natural shape of a patient’s knee. As of December 31, 2019, we have sold a total of more than 110,000 knee implants, including more than 87,000 total knee implants and 22,000 partial knee implants. In multiple clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function, including kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or “off-the-shelf,” implants that it was tested against. In 2016, we initiated the broad commercial launch of the iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market. In July 2018, our first Conformis Hip Systems were implanted in a limited commercial launch. On November 11, 2019, we entered full commercial launch of the Conformis Hip System. We are planning for a limited commercial launch of a second stem for the Conformis Hip System in the first half of 2022. In the second half of 2021, we plan to launch a new knee replacement offering targeted at hospital outpatient and ambulatory surgery centers in the United States. In the first half of 2021, we are planning for a limited commercial launch of our cementless or Press Fit option for our iTotal Identity knee implant with the full commercial launch planned for the first half of 2022.

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

Revenue from sales of our products fluctuates principally based on the selling price of the joint replacement product, as the sales price of our products varies among hospitals and other medical facilities. In addition, our product revenue may fluctuate based on the product sales mix and mix of sales by geography. Our product revenue from international sales can be significantly impacted by fluctuations in foreign currency exchange rates, as our sales are denominated in the local currency in the countries in which we sell our products. We expect our product revenue to fluctuate from quarter-to-quarter due to a variety of factors, including seasonality, as we have historically experienced lower sales in the summer months and higher sales around year-end, the timing of the introduction of our new products, if any, and the impact of the buying patterns and implant volumes of medical facilities.

Royalty and licensing revenue for the three months ended June 30, 2020 includes revenue of $9.6 million generated from our settlement with Zimmer Biomet for a royalty-free, non-exclusive, worldwide license to certain patents for the exploitation of patient-specific or partially patient-specific instrumentation for knee, shoulder or hip replacement and releases and other immunities. Under ASC 606, these individual rights are accounted for as a single performance obligation. The earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Ongoing royalty revenue is also generated from our agreement with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation.

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March 2020, the World Health Organization declared this coronavirus outbreak (COVID-19) a pandemic. The future progression of the pandemic and its effects on our business and operations are highly uncertain. We have experienced significantly decreased demand for our products and expect further unpredictable and potentially significant reductions in demand for our products as healthcare providers and individuals continue to de-prioritize and defer medical procedures that are deemed to be elective, such as joint replacement procedures, which has had and will continue to have a material adverse effect on our business, operations and financial condition.

On March 20, 2020, we provided notice to our employees of a furlough of approximately 80 employees effective as of March 23, 2020 to help address decreased demand for our products. The furlough resulted in limited production capacity at our manufacturing facilities, but sufficient to meet demand. While we have not experienced and do not currently anticipate significant interruptions in our supply chain, extended or additional quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture the key components and materials necessary for our products. We have experienced and may experience further shortages of mask and gown consumables used in our clean room processes, which may further limit our production capacity and further delay the joint replacement procedures in which our products are used. Any delay or shortage of such components or materials or delays in delivering our products may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales, profitability and financial condition. On April 17, 2020, we entered into an approximately $4.7 million promissory note, or the PPP Note, with East West Bank under the Paycheck Protection Program, or the PPP offered by the U.S. Small Business Administration, or the SBA, to mitigate the negative financial and operational impacts of the pandemic. On April 23, 2020, we accelerated a plan to return to full-time employment the vast majority of those employees who were furloughed on March 23, 2020.

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

Cost of revenue

We produce our computer aided designs, or CAD, in-house and in India and use them to direct most of our product manufacturing efforts. We manufacture all of our patient-specific instruments, or iJigs, tibial trays used in our total knee implants, and polyethylene tibia tray inserts for our iTotal CR and our iTotal PS product, in our facility in Wilmington, Massachusetts. We polish our femoral implants used in our total and partial knee products in our facility in Wallingford, Connecticut. Starting in 2019, we began to manufacture the lateral partial tibial tray components in our facility in Wilmington, Massachusetts. We outsource the production of the remainder of the partial knee tibial components, femoral castings, and other knee and hip components to third-party suppliers. Our suppliers make our personalized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, outsourced CAD labor, manufacturing supplies, inbound freight, manufacturing overhead, and depreciation expense. Also included in cost of revenue for the three months ended June 30, 2020, are legal fees payable to external counsel in connection with our patent licensing and enforcement activities related to the Settlement and License Agreement with Zimmer Biomet.

We calculate gross margin as revenue less cost of revenue divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including primarily volume of units produced, mix of product components manufactured by us versus sourced from third parties, our average selling price, foreign exchange rates, the geographic mix of sales, product sales mix, the number of cancelled sales orders resulting in wasted implants, and royalty revenue.

We expect our gross margin from the sale of our products, which excludes royalty and licensing revenue, to expand over time to the extent we are successful in continuing to reduce our manufacturing costs per unit and increasing our manufacturing efficiency as sales volume increases. We believe that areas of opportunity to expand our gross margin in the future, if and as the volume of our product sales increases, include the following:

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

Sales and marketing.    Sales and marketing expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for personnel employed in sales, marketing, customer service, market access, medical education and training, as well as investments in surgeon training programs, industry events and other promotional activities. In addition, our sales and marketing expense includes sales commissions and bonuses, generally based on a percentage of sales, to our sales managers, direct sales representatives and independent sales representatives. Recruiting, training and retaining productive sales representatives as well as educating surgeons about the benefits of our products are required to generate and grow revenue. We expect sales and marketing expense to increase as we build up our sales and support personnel and expand our marketing efforts. Our sales and marketing expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our expenses.

Research and development.    Research and development expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for personnel employed in research and development, regulatory and clinical areas. Research and development expense also includes costs associated with product design, product refinement and improvement efforts before and after receipt of regulatory clearance, development of prototypes, testing, clinical study programs, regulatory activities, contractors, consultants, equipment, and software development. As our revenue increases, we will also incur additional expenses for revenue share payments to our past and present scientific advisory board members. We expect research and development expense to increase in absolute dollars as we develop new products to expand our product pipeline, add research and development personnel and conduct clinical activities.

General and administrative.    General and administrative expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for our administrative personnel that support our general operations, including executive management, legal, finance and accounting, information technology and human resources personnel. General and administrative expense also includes outside legal costs associated with intellectual property and general legal matters, financial audit fees, insurance, fees for other consulting services, depreciation expense, freight, and facilities expense. We expect our general and administrative expense will increase in absolute dollars as we increase our headcount and expand our infrastructure to support growth in our business and our operations. As our revenue increases, we also incur additional expenses for freight. Our general and administrative expense may fluctuate from period to period due to the timing and extent of the expenses.

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

Consolidated results of operations

Comparison of the three months ended June 30, 2020 and 2019

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2020		2019		2020 vs 2019
Three Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$9,743	50%	$19,337	99%	$(9,594)	(50)%
Royalty and licensing	9,725	50	256	1	9,469	3,699
Total revenue	19,468	100	19,593	100	(125)	(1)
Cost of revenue	8,450	43	9,971	51	(1,521)	(15)
Gross profit	11,018	57	9,622	49	1,396	15

Operating expenses:
Sales and marketing	$4,102	21%	$6,897	35%	$(2,795)	(41)%
Research and development	2,738	14	3,328	17	(590)	(18)
General and administrative	6,474	33	5,289	27	1,185	22
Total operating expenses	13,314	68	15,514	79	(2,200)	(14)
Loss from operations	(2,296)	(12)	(5,892)	(30)	3,596	61
Total other income (expenses), net	133	1	(848)	(4)	981	116
Loss before income taxes	(2,163)	(11)	(6,740)	(34)	4,577	68
Income tax provision	(28)	—	23	—	(51)	(222)
Net loss	$(2,135)	(11)%	$(6,763)	(35)%	$4,628	68%

Product revenue.    Product revenue was $9.7 million for the three months ended June 30, 2020 compared to $19.3 million for the three months ended June 30, 2019, a decrease of $9.6 million or 50%. We believe the decline is primarily due to the postponement of elective surgeries as a result of the COVID-19 pandemic.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2020		2019		2020 vs 2019
Three Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$8,331	86%	$17,194	89%	$(8,863)	(52)%
Germany	1,346	14	1,673	9	(327)	(20)
Rest of world	66	—	470	2	(404)	(86)
Product revenue	$9,743	100%	$19,337	100%	$(9,594)	(50)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 86% for the three months ended June 30, 2020 compared to 89% for the three months ended June 30, 2019. We believe the lower level of revenue inside the United States as a percentage of product revenue in the three months ended June 30, 2020 was due to the postponement of elective surgeries due to the COVID-19 pandemic, the negative impact in the United

States for denials of coverage from Aetna, and the expansion of sales into additional countries. The impact of COVID-19 is affecting all geographies.

The United States product revenue decreased $8.9 million to $8.3 million or 52% year over year. Germany product revenue decreased $0.3 million to $1.3 million, or 20% year over year on a reported basis and 19% on a constant currency basis. Rest of World product revenue decreased $0.4 million to $0.1 million, or 86% year-over-year on a reported basis and 85% on a constant currency basis.

Royalty and licensing revenue. Royalty and licensing revenue was $9.7 million for the three months ended June 30, 2020 compared to $0.3 million for the three months ended June 30, 2019. The increase in royalty and licensing revenue was driven by $9.6 million in revenue recognized under the Settlement and License Agreement with Zimmer Biomet.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $8.5 million for the three months ended June 30, 2020 compared to $10.0 million for the three months ended June 30, 2019, a decrease of $1.5 million, or 15%. Gross profit was $11.0 million for the three months ended June 30, 2020 compared to $9.6 million for the three months ended June 30, 2019, an increase of $1.4 million or 15%. Gross margin increased 750 basis points to 57% for the three months ended June 30, 2020 from 49% for the three months ended June 30, 2019. The increase in gross margin was driven primarily by the Zimmer Biomet licensing revenue. Also included in cost of revenue are legal fees payable to external counsel in connection with alternative fee arrangements relating to patent licensing and enforcement activities related to the Zimmer Biomet settlement.

Sales and marketing.    Sales and marketing expense was $4.1 million for the three months ended June 30, 2020 compared to $6.9 million for the three months ended June 30, 2019, a decrease of $2.8 million or 41%. The decrease was due primarily to lower commission expense of $2.2 million in addition to $0.6 million of lower personnel, marketing and travel expenses. Sales and marketing expense as a percentage of total revenue was 21% for the three months ended June 30, 2020 compared to 35% for the three months ended June 30, 2019.

Research and development.    Research and development expense was $2.7 million for the three months ended June 30, 2020 compared to $3.3 million for the three months ended June 30, 2019, a decrease of $0.6 million, or 18%. The decrease was due primarily to lower revenue share expense of $0.4 million, a decrease in clinical trials and project related costs of $0.3 million, and $0.4 million of cost allocated to the advance on research and development. Personnel costs increased $0.6 million, which partially offset the decreases in expense. Research and development expense decreased as a percentage of total revenue to 14% for the three months ended June 30, 2020 from 17% for the three months ended June 30, 2019.

General and administrative.    General and administrative expense was $6.5 million for the three months ended June 30, 2020 compared to $5.3 million for the three months ended June 30, 2019, an increase of $1.2 million, or 22%. The increase was primarily due to higher legal fees of $0.5 million, personnel related costs of $0.5 million, severance of $0.1 million, and $0.1 million in other costs. General and administrative expense increased as a percentage of total revenue to 33% for the three months ended June 30, 2020 from 27% for the three months ended June 30, 2019.

Total other income (expenses), net.    Other income (expenses), net was $0.1 million for the three months ended June 30, 2020 compared to $(0.8) million for the three months ended June 30, 2019, a change of $1.0 million. The change was primarily due to a decrease in interest expense.

Income taxes.    Income tax provision was $(28,000) and $23,000 for the three months ended June 30, 2020 and 2019, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the six months ended June 30, 2020 and 2019

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2020		2019		2020 vs 2019
Six Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$26,033	72%	$39,806	99%	$(13,773)	(35)%
Royalty and licensing	9,910	28	431	1	9,479	2,199%
Total revenue	35,943	100	40,237	100	(4,294)	(11)%
Cost of revenue	17,711	49	20,784	52	(3,073)	(15)%
Gross profit	18,232	51	19,453	48	(1,221)	(6)%

Operating expenses:
Sales and marketing	$10,665	30%	$15,078	37%	$(4,413)	(29)%
Research and development	5,728	16	6,240	16	(512)	(8)
General and administrative	12,210	34	10,618	26	1,592	15
Total operating expenses	28,603	80	31,936	79	(3,333)	(10)
Loss from operations	(10,371)	(29)	(12,483)	(31)	2,112	17
Total other income (expenses), net	(1,120)	(3)	(1,847)	(5)	727	39
Loss before income taxes	(11,491)	(32)	(14,330)	(36)	2,839	20
Income tax provision	(3)	—	14	—	(17)	(121)
Net loss	$(11,488)	(32)%	$(14,344)	(36)%	$2,856	20%

Product revenue.    Product revenue was $26.0 million for the six months ended June 30, 2020, compared to $39.8 million for the six months ended June 30, 2019, a decrease of $14 million or 35%. We believe the decline is primarily due to the postponement of elective surgeries as a result of the COVID-19 pandemic.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2020		2019		2020 vs 2019
Six Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$22,159	85%	$34,793	88%	$(12,634)	(36)%
Germany	3,316	13	4,137	10	$(821)	(20)
Rest of world	558	2	876	2	(318)	(36)
Product revenue	$26,033	100%	$39,806	100%	$(13,773)	(35)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 85% for the six months ended June 30, 2020 compared to 88% for the six months ended June 30, 2019. We believe the lower level of revenue as a percentage of product revenue inside the United States in the six months ended June 30, 2020 was due to the postponement of elective surgeries due to the COVID-19 pandemic, the negative impact in the United States for denials of coverage from Aetna, and the expansion of sales into additional countries. The impact of COVID-19 is affecting all geographies.

The United States product revenue decreased $12.6 million to $22.2 million or 36% year over year. Germany product revenue decreased $0.8 million to $3.3 million, or 20% year over year on a reported basis and 19% on a constant currency basis. Rest of World product revenue decreased $0.3 million to $0.6 million, or 36% year-over-year on a reported and constant currency basis.

Royalty and licensing revenue. Royalty and licensing revenue was $9.9 million for the six months ended June 30, 2020 and $0.4 million for the six months ended June 30, 2019, an increase of $9.5 million. The increase in royalty and licensing revenue was driven by $9.6 million in revenue recognized under the Settlement and License Agreement with Zimmer Biomet.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $17.7 million for the six months ended June 30, 2020 compared to $20.8 million for the six months ended June 30, 2019, a decrease of $3.1 million, or 15%. Gross profit was $18.2 million for the six months ended June 30, 2020 compared to $19.5 million for the six months ended June 30, 2019, a decrease of $1.2 million or 6%. Gross margin increased 300 basis points to 51% for the six months ended June 30, 2020 from 48% for the six months ended June 30, 2019. This increase in gross margin was driven primarily by the $9.6 million licensing revenue as a result of the Settlement and License Agreement with Zimmer Biomet. Also included in cost of revenue are legal fees payable to external counsel in connection with alternative fee arrangements relating to patent licensing and enforcement activities related to the Zimmer Biomet settlement.

Sales and marketing.    Sales and marketing expense was $10.7 million for the six months ended June 30, 2020 compared to $15.1 million for the six months ended June 30, 2019, a decrease of $4.4 million, or 29%. The decrease was due primarily to lower commissions and other revenue based compensation expenses of $3.8 million, lower travel expenses of $0.4 million, and lower marketing program expenses of $0.2 million. The decrease was partially offset by an increase in reusable instrumentation depreciation of $0.3 million. Sales and marketing expense decreased as a percentage of total revenue to 30% for the six months ended June 30, 2020 compared to 37% for the six months ended June 30, 2019.

Research and development.    Research and development expense was $5.7 million for the six months ended June 30, 2020 compared to $6.2 million for the six months ended June 30, 2019, a decrease of $0.5 million, or 8%. The decrease was due to lower consulting and clinical trial expense of $0.4 million and $0.7 million of cost allocated to the advance on research and development, partially offset by an increase of $0.7 million in personnel costs. Research and development expense remained consistent as a percentage of total revenue at 16% for the six months ended June 30, 2020 and June 30, 2019.

General and administrative.    General and administrative expense was $12.2 million for the six months ended June 30, 2020 compared to $10.6 million for the six months ended June 30, 2019, an increase of $1.6 million, or 15%. The increase was primarily due to higher personnel costs of $0.6 million, legal expense of $0.4 million, professional service expense of $0.5 million, severance of $0.2 million, and insurance and recruiting expense of $0.3 million. These increases were partially offset by decreases in outbound freight costs of $0.3 million as a result of the lower revenue. General and administrative expense increased as a percentage of total revenue to 34% for the six months ended June 30, 2020 compared to 26% for the six months ended June 30, 2019.

     Total other income (expenses), net.    Other expenses were $1.1 million for the six months ended June 30, 2020 compared to $1.8 million for the six months ended June 30, 2019, a decrease of $0.7 million or 39%. The change was primarily due to lower interest expense of $0.6 million and a $0.2 million decrease in foreign currency exchange transaction expense.

Income taxes.    Income tax provision was approximately $(3,000) for the six months ended June 30, 2020 and $14,000 for the six months ended June 30, 2019. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the six months ended June 30, 2020, we have financed our operations primarily through private placements of preferred stock, our initial public offering in 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. We have not yet attained profitability and continue to incur operating losses and negative operating cash flows, which adversely impacts our ability to continue as a going concern. As of June 30, 2020, we have an accumulated deficit of $515.6 million.

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017, or the 2017 Shelf Registration Statement. The 2017 Shelf Registration Statement allows us to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we could issue and sell up to $50 million of our common stock and entered into an Equity Distribution Agreement with Canaccord Genuity LLC (formerly
Canaccord Genuity Inc.) or Canaccord, pursuant to which Canaccord agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market”, or ATM, offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended, or the Securities Act. We are not obligated to sell any number of shares under the Distribution Agreement. As of June 30, 2020, we had sold 2,610,112 shares under the Distribution Agreement resulting in net proceeds of $4.3 million. On August 4, 2020, we and Canaccord mutually agreed to terminate the Distribution Agreement, effective upon the filing of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 with the SEC. As of August 4, 2020, we had sold 2,663,000 shares under the Distribution Agreement resulting in net proceeds of $4.4 million.

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

On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into an at-the-market issuance sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of the our common stock to or through Cowen, acting as agent and/or principal, from time to time in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and also has provided Cowen with customary indemnification rights.

The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. We are not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

On December 17, 2018, we entered into a stock purchase agreement, or the "Stock Purchase Agreement," with Lincoln Park Capital, or "LPC." Upon entering into the Stock Purchase Agreement, we sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, we issued 354,430 shares to LPC.  We have the right at our sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. We will control the timing of any sales to LPC and LPC will be obligated to make purchases of our common stock upon receipt of requests from us in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase the up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of our shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of our common stock pursuant to receipt of a request from us on any business day on which the last closing trade price of our common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share.  No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of our common stock.  The Stock Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. As of June 30, 2020, we have sold 3,121,968 shares under the Stock Purchase Agreement resulting in proceeds of $2.3 million. As of August 4, 2020, we had sold 4,521,968 shares under the Stock Purchase Agreement resulting in proceeds of $3.4 million.

On June 25, 2019, we entered into a Loan and Security Agreement or the 2019 Secured Loan Agreement with Innovatus Life Sciences Lending Fund I, LP or Innovatus, as collateral agent and lender, East West Bank and the other lenders party thereto from time to time, or Lenders, pursuant to which the Lenders agreed to make term loans and a revolving credit facility to the Company to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million. We used the proceeds from the 2019 Secured Loan Agreement to pay off the $15 million term loan from Oxford Finance LLC. In addition, Innovatus purchased approximately $3 million of our common stock at the previous day's closing price. During the first quarter of 2020, we reported that we may not be able to meet our second quarter revenue covenant and would work with Innovatus with the goal of adjusting the revenue covenants under the 2019 Secured Loan Agreement. On July 1, 2020, we entered into a Third Amendment to our Loan and Security Agreement, dated as of June 25, 2019. The Amendment, among other things, waives the trailing six-month revenue covenant milestones that apply to the quarters ending June 30, September 30 and December 31, 2020 under the Loan Agreement and reduces the revenue covenant milestones that apply thereafter, delays until June 25, 2021 our option to prepay all, but not less than all, of the term loans advanced under the Loan Agreement and includes a new covenant that we raise additional capital. The Amendment also increases our minimum cash covenant to $5 million until December 31, 2020, provided that such minimum cash covenant shall be further increased to $10 million, commencing on January 1, 2021, if we have not yet satisfied the new covenant relating to raising capital. The capital raise covenant in the Amendment specifies that on or before December 31, 2020,we shall receive aggregate gross cash proceeds of not less than $20.0 million from (i) the sale and issuance of our equity securities (including, without limitation, by means of at-the-market (ATM) offering, private placements, follow on public offerings), (ii) net payments received from any of patent infringement disputes with Zimmer on or after July 1, 2020 and on or before December 31 2020, (iii) net payments received from any of our other patent infringement disputes with any other party not specified in clause (ii), (iv) monetization of R&D tax credits or NOLs as part of any current or future 2020 government stimulus packages, or (v) governmental grants that are not (in whole or in part) in the form of indebtedness, or any combination of two or more of the foregoing. If the capital raise event has not occurred by December 31, 2020 and if we are in compliance with our revenue covenant milestones as of January 1, 2021, the period to comply with capital raise covenant will automatically extend to June 30, 2021. During the capital raise event extension period (i) commencing on January 1, 2021 and ending on (and including) March 31, 2021, we shall not have any indebtedness outstanding under the revolving line in excess of $2.5 million and (ii) commencing on April 1, 2021 and ending on (and including) June 30, 2021, we shall not have any indebtedness outstanding under the revolving line in excess of $5.0 million. As of June 30, 2020, we were not in breach of covenants under the 2019 Secured Loan Agreement. For further information regarding the 2019 Secured Loan Agreement and the Amendment, see "Note I—Debt and Notes Payable " in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

On September 30, 2019, we entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics, or Stryker. In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the agreements, we agreed to sell and license to Stryker certain assets relating to the Company's patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. We received $14 million upfront and will receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. As of June 30, 2020, we successfully completed the first out of three milestones with Stryker and received $2.0 million for achievement of this milestone. Under the long-term Distribution Agreement, we will supply patient-specific instrumentation to Stryker. We may be required to pay back a portion of the initial payment as it is contingent on successful completion of milestones set forth in the Development Agreement and License Agreement.

The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 in the United States. On April 17, 2020, we entered into an approximately $4.7 million promissory note, or the PPP Note, with East West Bank as the lender under the PPP offered by the SBA, to mitigate the negative financial and operational impacts of the coronavirus (COVID-19) pandemic. The interest rate on the PPP Note is a fixed rate of 1% per annum. We are required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022, or the Maturity Date. We will pay regular monthly payments in an amount equal to one month’s accrued interest commencing on February 9, 2021, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the initial 10 months of the loan period will be deferred to and payable on the Maturity Date. According to the terms of the PPP, all or a portion of the loan may be fully forgiven if the funds are used for payroll costs (and at least 60% of the forgiven amount must have been used for payroll), interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, we intend to use the proceeds of the loan primarily for payroll costs.

On May 22, 2020, we entered into a Settlement and License Agreement, or the Settlement and License Agreement, with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC, or collectively, Zimmer Biomet, pursuant to which the parties have agreed to terms for resolving their existing patent disputes. Under the Settlement and License Agreement, we and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties. Pursuant to the Settlement and License Agreement, we granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of our patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants, and Zimmer Biomet granted us a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for our implants and patient-specific instruments for the knee. Zimmer Biomet was required to pay us $3.5 million promptly after execution of the Settlement and License Agreement, which it has. Zimmer Biomet is also required to make additional payments to us on specified dates through January 15, 2021, for a total amount payable of $9.6 million, in consideration of the licenses, releases and other immunities granted by us to Zimmer Biomet. No payment is due from us to Zimmer Biomet.

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

We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, including the successful full commercial launch of the Conformis Hip System, successful completion of the development milestones set forth in the Development Agreement and License Agreement milestones, potential payments from Stryker pursuant to the Distribution Agreement, available sales of shares under the Sales Agreement and the Stock Purchase Agreement, available borrowings under the revolving credit facility, potential future capital raises through the issuance of equity or other securities, debt financings, and revenues that we may generate in connection with licensing our intellectual property. Additionally, in order for us to meet our operating plan, gross margin improvements and operating expense reductions will be necessary to reduce cash used in operations. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Uncertainties related to the COVID-19 pandemic, the timing of completion of the milestones set forth in the Stryker Agreement, and our ability to raise capital, raise substantial doubt in our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At June 30, 2020, we had cash and cash equivalents of $18.2 million and $0.5 million in restricted cash allocated to lease deposits. Based on our current operating plan, we expect to fund our operations, capital expenditure requirements and debt service with existing cash and cash equivalents as of June 30, 2020, anticipated revenue from operations, the successful completion of the milestones set forth in the Development Agreement and License Agreement, revenue that may be generated in connection with licensing its intellectual property, available sales of shares under the Sales Agreement and the Stock Purchase Agreement, and available borrowings under the revolving credit facility. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenues, any reduction in operating expenses in 2020, and the fact that we could use our capital resources sooner than we expect.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(12,337)	$(8,178)	$(4,159)	(51)%
Investing activities	(2,588)	5,952	(8,540)	(143)
Financing activities	6,734	6,517	217	3
Effect of exchange rate on cash	(35)	(12)	(23)	(192)
Total	$(8,226)	$4,279	$(12,505)	(292)%

Net cash used in operating activities.    Net cash used in operating activities was $12.3 million for the six months ended June 30, 2020 and $8.2 million for the six months ended June 30, 2019, an increase of $4.2 million. These amounts primarily reflect net loss of $11.5 million for the six months ended June 30, 2020 and $14.3 million for the six months ended June 30, 2019. The net cash used in operating activities for the six months ended June 30, 2020 were affected by an increase in royalty and licensing receivable of $6.0 million, an increase in accounts payable, accrued expenses and other liabilities of $1.3 million, partially offset by decreases in prepaid expenses and other assets of $0.6 million and accounts receivable of $2.8 million. Non-cash reconciling items include a decrease from stock compensation expense of $0.5 million and a decrease from loss of extinguishment of debt of $1.1 million.

Net cash (used in) provided by investing activities.    Net cash used in investing activities was $2.6 million for the six months ended June 30, 2020, and for the six months ended June 30, 2019 net cash provided by investing activities was $6.0 million, a change of $8.5 million. These amounts primarily reflect a decrease in cash provided from matured investments of $7.3 million, and an increase in costs related to the acquisition of property, plant, and equipment of $1.3 million.

Net cash provided by financing activities.    Net cash provided by financing activities was $6.7 million for the six months ended June 30, 2020, and for the six months ended June 30, 2019 was $6.5 million, an increase of $0.2 million. The increase is due to $4.7 million of proceeds from the issuance of the PPP loan and net proceeds of $2.0 million from issuance of common stock compared to the net proceeds of $3.4 million from the refinancing of the Oxford debt and net proceeds of $3.1 million from issuance of common stock during the same period last year.

Contractual obligations and commitments

There have not been any material changes to our contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2019 other than changes in our debt facilities as disclosed in "Note I—Debt and Notes Payable" in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 3.4% to 5.8%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board revenue share agreements of $0.2 million during the three months ended June 30, 2020, representing 2.4% of product revenue, and $0.7 million during the three months ended June 30, 2019, representing 3.5% of product revenue. Revenue share expense is included in research and development. For further information, see “Note H—Commitments and Contingencies” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Segment information
We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 22, 2020, we entered into a Settlement and License Agreement (the “Settlement and License Agreement”) with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC (collectively, “Zimmer Biomet”), pursuant to which the parties have agreed to terms for resolving their existing patent disputes. Under the Settlement and License Agreement, we agreed with Zimmer Biomet to dismiss both outstanding patent infringement lawsuits between the parties. Pursuant to the Settlement and License Agreement, we granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of our patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants, and Zimmer Biomet granted to us a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for our implants and patient-specific instruments for the knee. Zimmer Biomet was required to pay us $3.5 million promptly after execution of the Settlement and License Agreement, which it has. Zimmer Biomet is also required to make additional payments to us on specified dates through January 15, 2021, for a total amount payable of $9.6 million, in consideration of the licenses, releases and other immunities granted by us to Zimmer Biomet. No payment is due from us to Zimmer Biomet.

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

On March 20, 2020, Osteoplastics LLC, or "Osteoplastics" filed a lawsuit against us in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020, alleging that we infringe seven patents owned by Osteoplastics. Osteoplastics alleges that our proprietary software, including our iFit software platform, and our use of our proprietary software for designing and manufacturing medical devices, including implants, infringes the seven asserted patents. On June 15, 2020, we filed a motion to dismiss Osteoplastics’ complaint. The court has not yet ruled on the motion to dismiss.

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

On May 8, 2020, we and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company or “Aetna” in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. The complaint alleges that Aetna has violated its duties under state and federal law, including the Employee Retirement Income Security Act. On July 23, 2020, Aetna filed a motion to dismiss the complaint.  The court has not yet ruled on the motion to dismiss.

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

The novel coronavirus (COVID-19) pandemic and the response to it have reduced demand for our products, and as a result we reduced our operations and production capacity, and these circumstances have had and may continue to have a material adverse effect on our business, operations and financial condition.
In December 2019, an outbreak of respiratory illness caused by a novel coronavirus began in Wuhan, China. As of August [3], 2020, that outbreak has led to more than [16.3] million confirmed cases worldwide, with many countries throughout the world confirming cases. The World Health Organization has declared the outbreak a pandemic and a global public health emergency. In addition to those who have been directly affected, millions more have been affected by government efforts in the United States, the European Union and around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny and other measures. The pandemic and measures taken in response by governments, private industry, individuals and others have also had significant direct and indirect adverse impacts on businesses and commerce as supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services has spiked, while demand for other goods and services has decreased significantly.
The future progression of the pandemic and its effects on our business and operations are highly uncertain. We have experienced significantly decreased demand for our products and expect further unpredictable and potentially significant reductions in demand for our products as healthcare providers and individuals continue to de-prioritize and defer medical procedures that are deemed to be elective, such as joint replacement procedures, which has had and may continue to have a material adverse effect on our business, operations and financial condition.
On March 20, 2020, we provided notice to our employees of a furlough of approximately 80 employees effective as of March 23, 2020 to help address decreased demand for our products. The furlough resulted in limited production capacity at our manufacturing facilities, but sufficient to meet demand. While we have not experienced significant interruptions in our supply chain, extended or additional quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture the key components and materials necessary for our products. We have experienced and may experience further shortages of mask and gown consumables used in our clean room processes, which may further limit our production capacity and further delay the joint replacement procedures in which our products are used. Any delay or shortage of such components or materials or delays in delivering our products may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales, profitability and financial condition. On April 23, 2020, we accelerated a plan to return to full-time employment the vast majority of those employees who were furloughed on March 23, 2020.
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

The new covenants set forth in the Third Amendment to the 2019 Secured Loan Agreement with Innovatus may be difficult for us to satisfy, and failure to do so would constitute an event of default and permit Innovatus to exercise remedies against us and our assets, including charging additional interest, taking control of our cash and commencing foreclosure proceedings on our other assets.
On July 1, 2020, we entered into a Third Amendment ("Amendment") to the 2019 Secured Loan Agreement with Innovatus, as collateral agent and lender, East West Bank and the Lenders, dated as of June 25, 2019 ("Loan Agreement"). The Amendment, among other things, waives the trailing six-month revenue covenant milestones that apply to the quarters ending June 30, September 30 and December 31, 2020 under the Loan Agreement and reduces the revenue covenant milestones that apply thereafter, delays until June 25, 2021 our option to prepay all, but not less than all, of the term loans advanced under the Loan Agreement and includes a new covenant that we raise additional capital. The Amendment also increases our minimum cash covenant to $5.0 million until December 31, 2020, provided that such cash covenant shall be further increased to $10.0 million, commencing on January 1, 2021, if we have not yet satisfied the new covenant relating to raising capital. The capital raise covenant in the Amendment specifies that on or before December 31, 2020, we shall receive aggregate gross cash proceeds of not less than $20.0 million from (i) the sale and issuance of our equity securities (including, without limitation, by means of at-the-market (ATM) offering, private placements, follow on public offerings), (ii) net payments received from any of patent infringement disputes with Zimmer Biomet on or after July 1, 2020 and on or before December 31, 2020, (iii) net payments received from any of our other patent infringement disputes with any other party not specified in clause (ii), (iv) monetization of R&D tax credits or NOLs as part of any current or future 2020 government stimulus packages, or (v) governmental grants that are not (in whole or in part) in the form of indebtedness, or any combination of two or more of the foregoing. If the capital raise event has not occurred by December 31, 2020 and if we are in compliance with our revenue covenant milestones as of January 1, 2021, the period to comply with capital raise covenant will automatically extend to June 30, 2021. During the capital raise event extension period (i) commencing on January 1, 2021 and ending on (and including) March 31, 2021, we shall not have any indebtedness outstanding under the revolving line in excess of $2.5 million and (ii) commencing on April 1, 2021 and ending on (and including) June 30, 2021, we shall not have any indebtedness outstanding under the revolving line in excess of $5.0 million.
We may be unable to comply with the capital raise event covenant, the increased minimum cash covenant or other new or updated covenants contained in our Loan Agreement with Innovatus, which would be an event of default under the Loan Agreement. This risk may be exacerbated by the coronavirus pandemic and other adverse changes in general economic, industry and market conditions. Upon an event of default, Innovatus would be permitted to exercise remedies against us and our assets, including charging interest at the rate that is otherwise applicable plus 5.0%, taking control of our cash and commencing foreclosure proceedings on our other assets. For more information regarding the risks related to our Loan Agreement, see “Risk Factors--Risks related to our financial position--Our existing and any future indebtedness could adversely affect our ability to operate our business” in our Annual Report on Form 10-K.

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

ITEM 5. OTHER INFORMATION

On [August 5, 2020], we filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into an at-the-market issuance sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of the our common stock to or through Cowen, acting as agent and/or principal, from time to time in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and also has provided Cowen with customary indemnification rights.

The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. We are not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-237351). On August [5], 2020, we filed a prospectus supplement relating to the ATM Offering with the Securities and Exchange Commission (the “SEC”).

The legal opinion of Wilmer Cutler Pickering Hale and Dorr LLP relating to the shares of Common Stock being offered pursuant to the Sales Agreement is filed as Exhibit 5.1.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
5.1*	Opinion of Wilmer Cutler Pickering Hale and Dorr LLP
10.1*	Sales Agreement, dated August 5, 2020, by and between Conformis, Inc. and Cowen and Company, LLC
10.2*	Form of Global Restricted Stock Agreement under 2015 Stock Incentive Plan
23.1	Consent of Wilmer Cutler Pickering Hale and Dorr LLP (included in Exhibit 5.1)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

 Date: 8/5/2020

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer

 Date: 8/5/2020

CONFORMIS, INC.

By:	/s/ Robert Howe
Robert Howe Chief Financial Officer (Principal Financial Officer)