Form 10-Q
period 2020-09-30
Conformis Inc
filed 2020-11-04
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, there were 85,940,699 shares of Common Stock, $0.00001 par value per share, outstanding.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$32,888	$26,394
Accounts receivable, net	8,980	11,066
Royalty and licensing receivable	3,751	165
Inventories, net	12,909	12,074
Prepaid expenses and other current assets	2,800	2,815
Total current assets	61,328	52,514
Property and equipment, net	13,065	13,356
Operating lease right-of-use assets	4,977	5,853
Other Assets
Restricted cash	462	462
Other long-term assets	179	211
Total assets	$80,011	$72,396

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,414	$6,920
Accrued expenses	7,722	7,135
Operating lease liabilities	1,498	1,469
Advance on research and development	3,636	2,331
Contract liability	14,000	—
Total current liabilities	32,270	17,855
Other long-term liabilities	—	1,500
Contract liability	—	12,000
Long-term debt, less debt issuance costs	24,833	19,623
Operating lease liabilities	4,103	5,071
Total liabilities	61,206	56,049
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at September 30, 2020 and December 31, 2019; 86,173,070 and 70,427,400 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	542,986	521,356
Accumulated deficit	(521,816)	(504,145)
Accumulated other comprehensive loss	(2,366)	(865)
Total stockholders’ equity	18,805	16,347
Total liabilities and stockholders’ equity	$80,011	$72,396
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Product	$15,975	$17,112	$42,008	$56,918
Royalty and licensing	146	191	10,056	622
Total revenue	16,121	17,303	52,064	57,540
Cost of revenue	8,437	9,675	26,148	30,459
Gross profit	7,684	7,628	25,916	27,081

Operating expenses
Sales and marketing	5,755	6,153	16,420	21,231
Research and development	2,866	3,162	8,594	9,402
General and administrative	6,134	5,165	18,344	15,783
Total operating expenses	14,755	14,480	43,358	46,416
Loss from operations	(7,071)	(6,852)	(17,442)	(19,335)

Other income and expenses
Interest income	8	58	66	256
Interest expense	(611)	(573)	(1,769)	(2,363)
Foreign currency exchange transaction income (loss)	1,511	(1,313)	1,491	(1,568)
Total other income (expenses)	908	(1,828)	(212)	(3,675)
Loss before income taxes	(6,163)	(8,680)	(17,654)	(23,010)
Income tax provision	20	21	17	35

Net loss	$(6,183)	$(8,701)	$(17,671)	$(23,045)

Net loss per share
Basic and diluted	$(0.09)	$(0.13)	$(0.25)	$(0.36)
Weighted average common shares outstanding
Basic and diluted	71,224,786	64,750,275	69,799,495	63,651,412

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(6,183)	$(8,701)	$(17,671)	$(23,045)
Other comprehensive (loss) income
Foreign currency translation adjustments	(1,450)	1,227	(1,501)	1,445
Comprehensive loss	$(7,633)	$(7,474)	$(19,172)	$(21,600)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, June 30, 2020	76,103,605	$1	$524,991	$(515,633)	$(916)	$8,443
Issuance of common stock—restricted stock	104,489	—	—	—	—	—
Issuance of common stock—LPC offering	1,400,000	—	1,086	—	—	1,086
Issuance of common stock— ATM offering	52,888	—	41	—	—	41
Issuance of common stock and pre-funded warrants under registered direct offering, less issuance costs	8,512,088	—	15,896	—	—	15,896
Compensation expense related to issued stock options and restricted stock awards	—	—	972	—	—	972
Net loss	—	—	—	(6,183)	—	(6,183)
Other comprehensive income	—	—	—	—	(1,450)	(1,450)
Balance, September 30, 2020	86,173,070	$1	$542,986	$(521,816)	$(2,366)	$18,805

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, December 31, 2019	70,427,400	$1	$521,356	$(504,145)	$(865)	$16,347
Issuance of common stock—restricted stock	3,840,651	—	2	—	—	2
Issuance of common stock—LPC offering	2,600,000	—	2,403	—	—	2,403
Issuance of common stock— ATM offering	792,931	—	746	—	—	746
Issuance of common stock and pre-funded warrants under registered direct offering, less issuance costs	8,512,088	—	15,896	—	—	15,896
Compensation expense related to issued stock options and restricted stock awards	—	—	2,583	—	—	2,583
Net loss	—	—	—	(17,671)	—	(17,671)
Other comprehensive income	—	—	—	—	(1,501)	(1,501)
Balance, September 30, 2020	86,173,070	$1	$542,986	$(521,816)	$(2,366)	$18,805

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, June 30, 2019	68,689,192	$1	$518,563	$(490,011)	$(1,252)	$27,301
Issuance of common stock—restricted stock	(310,128)	—	—	—	—	—
Compensation expense related to issued stock options and restricted stock awards	—	—	73	—	—	73
Net loss	—	—	—	(8,701)	—	(8,701)
Other comprehensive income	—	—	—	—	1,227	1,227
Balance, September 30, 2019	68,379,064	$1	$518,636	$(498,712)	$(25)	$19,900

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value				Total
Balance, December 31, 2018	65,290,879	$1	$513,336	$(475,667)	$(1,470)	$36,200
Issuance of common stock—option exercise	34,669	—	121	—	—	121
Issuance of common stock—restricted stock	2,278,322	—	—	—	—	—
Issuance of common stock—Innovatus	775,194	—	3,000	—	—	3,000
Compensation expense related to issued stock options and restricted stock awards	—	—	2,179	—	—	2,179
Net loss	—	—	—	(23,045)	—	(23,045)
Other comprehensive income	—	—	—	—	1,445	1,445
Balance, September 30, 2019	68,379,064	$1	$518,636	$(498,712)	$(25)	$19,900

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,671)	$(23,045)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,292	3,192
Stock-based compensation expense	2,583	2,179
Unrealized foreign exchange (gain) loss	(1,513)	1,506
Non-cash lease expense	875	863
Provision for bad debts on trade receivables	72	58
Impairment of long-term assets	—	60
Loss on extinguishment of debt	—	1,085
Non-cash interest expense	531	225
Amortization/accretion on investments	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	2,015	2,708
Royalty and licensing receivable	(3,586)	(25)
Inventories	(836)	(2,023)
Prepaid expenses and other assets	16	(254)
Accounts payable, accrued expenses and other liabilities	(3,358)	976
Contract liability	2,000	11,500
Advance on research and development	1,305	2,500
Net cash (used in) provided by operating activities	(14,275)	1,501

Cash flows from investing activities:
Acquisition of property and equipment	(3,001)	(2,102)
Maturity of investments	—	7,250
Net cash (used in) provided by investing activities	(3,001)	5,148

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	121
Debt issuance costs	(10)	(737)
Loss on extinguishment of debt	—	(919)
Proceeds from issuance of debt	4,720	20,000
Payments on long-term debt	—	(15,000)
Net proceeds from issuance of common stock	3,151	3,000
Issuance of common stock and pre-funded warrants under registered direct offering, net	15,896	—
Net cash provided by financing activities	23,757	6,465
Foreign exchange effect on cash and cash equivalents	13	(61)
Increase in cash, cash equivalents and restricted cash	6,494	13,053
Cash, cash equivalents and restricted cash beginning of period	26,856	16,842
Cash, cash equivalents and restricted cash end of period	$33,350	$29,895

Supplemental information:
Cash paid for interest	1,056	1,772
Non cash investing and financing activities:
Operating leases right-of-use assets obtained in exchange for lease obligations	—	6,988
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(unaudited)

Note A—Organization and Basis of Presentation

Conformis, Inc. (together with its subsidiaries, collectively, the “Company”) is a medical technology company that uses its proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which the Company refers to as personalized, individualized, or sometimes as customized, to fit and conform to each patient’s unique anatomy. The Company offers a broad line of sterile, personalized knee and hip implants and single-use instruments delivered to hospitals. The Company’s proprietary iFit technology platform is potentially applicable to all major joints.

The Company was incorporated in Delaware and commenced operations in 2004. The Company introduced its iUni and iDuo in 2007, its iTotal CR in 2011, its iTotal PS in 2015, and its Conformis Hip System in 2018. The Company has its corporate offices in Billerica, Massachusetts.

These consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. The Company has not yet attained profitability and continues to incur operating losses and negative operating cash flows, which adversely impacts the Company's ability to continue as a going concern. At September 30, 2020, the Company had an accumulated deficit of $521.8 million and cash and cash equivalents of $32.9 million, and $0.5 million in restricted cash allocated to lease deposits.

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March 2020, the World Health Organization declared this coronavirus outbreak (COVID-19) to be a pandemic. The future progression of the pandemic, including the scope, severity and duration of the pandemic, potential resurgences, the speed and effectiveness of vaccine and treatment developments, and the direct and indirect economic effects of the pandemic and containment measures, and its effects on the Company's business and operations remain highly uncertain. The Company has experienced significantly decreased demand for its products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had and is expected to continue to have a significant negative effect on the Company's revenue.
Uncertainties related to the COVID-19 pandemic, the timing of completion of the remaining milestones set forth in the Stryker Agreement, and the Company's ability to raise capital raise substantial doubt about the Company's ability to continue as a going concern. The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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

On September 23, 2020, the Company and a healthcare-focused institutional investor entered into a subscription agreement (the "Subscription Agreement"), pursuant to which the Company sold (i) 8,512,088 shares of its common stock and accompanying warrants to purchase up to 8,512,088 shares of common stock and (ii) pre-funded warrants to purchase up to 9,492,953 shares of common stock and accompanying warrants to purchase up to 9,492,953 shares of common stock in a registered direct offering for gross proceeds of approximately $17.3 million. The common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were sold as units, each consisting of one share (or one pre-funded warrant to purchase one share of common stock in lieu thereof) and one warrant to purchase one share of common stock, at an offering price of $0.9581 per unit.

The pre-funded warrants became exercisable immediately upon issuance, have an exercise price of $0.0001 per share and will be exercisable until all of the pre-funded warrants are exercised in full. The warrants became exercisable immediately upon issuance, have an exercise price of $0.8748 per share, and will expire five years from the date of issuance. The pre-funded warrants and the warrants each prohibit the holder from exercising any portion thereof to the extent that the holder would own more than 9.99% of the number of shares of common stock outstanding immediately after exercise. The number of shares issuable upon exercise of the warrants and pre-funded warrants and the exercise price of the warrants and pre-funded warrants is adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The net proceeds to the Company from the offering, after deducting the placement agent's fees and other estimated offering expenses payable by the Company, was approximately $15.9 million. For further information regarding the registered direct offering, see “Note J—Stockholders' Equity” in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

In January 2017, the Company filed a shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission ("SEC") on May 9, 2017 (the "2017 Shelf Registration Statement"). The 2017 Shelf Registration Statement allowed the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On May 10, 2017, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $50 million of its common stock and entered into an Equity Distribution Agreement (“Distribution Agreement”) with Canaccord Genuity LLC (formerly, Canaccord Genuity Inc.) ("Canaccord") pursuant to which Canaccord agreed to sell shares of the Company's common stock from time to time, as its agent, in an “at-the-market” ("ATM") offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The Company was not obligated to sell any shares under the Distribution Agreement. On August 4, 2020, the Company and Canaccord mutually agreed to terminate the Distribution Agreement and as of that date, the Company had sold 2,663,000 shares under the Distribution Agreement resulting in net proceeds of $4.4 million.

On March 23, 2020, the Company filed a new shelf registration statement on Form S-3 (the "New Shelf Registration Statement"), which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, the Company is permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of the Company’s common stock to or through Cowen, acting as agent and/or principal, from time to time, in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and also has provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. The Company is not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of September 30, 2020, the Company had not sold any shares under the Sales Agreement.

On December 17, 2018, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lincoln Park Capital ("LPC"). Upon entering into the Stock Purchase Agreement, the Company sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, the Company issued 354,430 shares to LPC.  The Company has the right at its sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. The Company controls the timing of any sales to LPC and LPC will be obligated to make purchases of the Company's common stock upon receipt of requests from the Company in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of the Company's shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of the Company's common stock pursuant to receipt of a request from the Company on any business day on which the last closing trade price of the Company's common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share.  No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of the Company's common stock.  The Stock Purchase Agreement may be terminated by the Company at any time, at the Company's sole discretion, without any cost or penalty. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $17.6 million of its common stock pursuant to the Stock Purchase Agreement dated December 17, 2018. As of September 30, 2020, the Company had sold 4,521,968 shares under the Stock Purchase Agreement resulting in proceeds of $3.4 million.

On June 25, 2019, the Company entered into a Loan and Security Agreement (the "2019 Secured Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and lender, East West Bank and the other lenders party thereto from time to time (collectively, the "Lenders"), pursuant to which the Lenders agreed to make term loans and revolving credit facility to the Company to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million. The Company used the proceeds from the debt financings to pay off its senior secured loan and security agreement (the "2017 Secured Loan Agreement") with Oxford Finance LLC ("Oxford"). In addition, Innovatus purchased approximately $3 million of the Company's common stock at the previous day's closing price (the "Private Placement"). During the first quarter of 2020, the Company reported that it may not be able to meet its second quarter revenue covenant and would work with Innovatus with the goal of adjusting the revenue covenants under the 2019 Secured Loan Agreement. On July 1, 2020, the Company entered into a Third Amendment to its Loan and Security Agreement, dated as of June 25, 2019 (the "Amendment"). The Amendment, among other things, waives the trailing six-month revenue covenant milestones that apply to the quarters ending June 30, September 30 and December 31, 2020 under the Loan Agreement and reduces the revenue covenant milestones that apply thereafter, delays until June 25, 2021 the Company’s option to prepay all, but not less than all, of the term loans advanced under the Loan Agreement and includes a new covenant that the Company raise additional capital. The Amendment also increases the Company’s minimum cash covenant to $5 million until December 31, 2020. The capital raise covenant in the Amendment specifies that on or before December 31, 2020, the Company shall receive aggregate gross cash proceeds of not less than $20.0 million from (i) the sale and issuance of its equity securities (including, without limitation, by means of ATM offerings, private placements, follow on public offerings), (ii) net payments received from any of patent infringement disputes with Zimmer on or after July 1, 2020 and on or before December 31 2020, (iii) net payments received from any of its other patent infringement disputes with any other party not specified in clause (ii), (iv) monetization of R&D tax credits or NOLs as part of any current or future 2020 government stimulus packages, or (v) governmental grants that are not (in whole or in part) in the form of indebtedness, or any combination of two or more of the foregoing. As of September 30, 2020, as a result of the proceeds received under the registered direct offering, the Company was able to satisfy the capital raise covenant. On August 20, 2020, the Company entered into a Fourth Amendment to its Loan and Security Agreement, dated as of June 25, 2019 (the "Fourth Amendment"). The Fourth Amendment, among other things, amends and waives certain provisions of the Loan Agreement that apply to the Conformis India entity, a copy of which is filed herewith as Exhibit 10.1. For further information regarding the 2017 Secured Loan Agreement, the 2019 Secured Loan Agreement and the Amendment, see “Note I—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

On September 30, 2019, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics ("Stryker"). In connection with entering into the Asset Purchase Agreement, the Company and

Stryker also entered into a Development Agreement (the "Development Agreement"), a License Agreement (the "License Agreement"), a Distribution Agreement (the "Distribution Agreement" and, together with the Asset Purchase Agreement, the Development Agreement and the License Agreement (the "Stryker Agreements") and other ancillary agreements contemplated by the Stryker Agreements. Under the terms of the Stryker Agreements, the Company agreed to sell and license to Stryker certain assets relating to the Company's patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. The Company received $14 million upfront and became eligible to receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. As of September 30, 2020, the Company had completed two of three milestones set forth in the License Agreement and the Development Agreement and received $5.0 million for achievement of these milestones. Under the long-term Distribution Agreement, the Company will supply patient specific instrumentation to Stryker. The Stryker Agreements contain termination provisions pursuant to which, under certain circumstances, Stryker may be able to terminate the Development Agreement and oblige the Company to repay a portion of the initial payment. In other circumstances, Stryker could terminate and pay an additional fee for the right to use the Company's intellectual property to sell patient-specific instrumentation with their off-the-shelf knee offering, subject to paying the Company a sales-based royalty fee.
On May 22, 2020, the Company entered into a Settlement and License Agreement (the “Settlement and License Agreement”) with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC (collectively, “Zimmer Biomet”) as discussed in Note H—Commitments and Contingencies, Legal proceedings, which provided the Company with $9.6 million of royalty and licensing revenue for the quarter ended June 30, 2020. In consideration of the licenses, releases, covenants and other immunities granted by the Company to Zimmer Biomet, Zimmer Biomet was required to pay the Company $3.5 million promptly after execution of the Settlement and License Agreement, which it has, and additional payments on specified dates through January 15, 2021, for a total amount payable of $9.6 million. As of November 4, 2020, the Company had received total payments of $8.5 million.
The Company funds its operations, capital expenditure requirements and debt service with existing cash and cash equivalents as of September 30, 2020, and plans to address matters that raise substantial doubt about the Company's ability to continue as a going concern through anticipated revenue from operations, the successful completion of the milestones set forth in the Development Agreement and License Agreement, revenue that may be generated in connection with licensing its intellectual property, available sales of shares under the Sales Agreement and the Stock Purchase Agreement, and available borrowings under the revolving credit facility. In order for the Company to meet its operating plan, gross margin improvements and leveraging operating expenses will be necessary to reduce cash used in operations, and the Company will need to successfully complete the remaining milestone set forth in the Development Agreement and the License Agreement which cannot be assured. When the Company needs additional equity or debt financing proceeds to fund its operations, the Company may not be able to obtain additional financing on terms favorable to the Company, or at all.

Basis of presentation and use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates used in these consolidated financial statements include revenue recognition, accounts receivable valuation, inventory reserves, purchase accounting, impairment assessments, equity instruments, stock compensation, income tax reserves and related allowances, and the lives of property and equipment, and valuation of right-of-use lease assets and lease liabilities. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Unaudited Interim Financial Information

The accompanying Interim Consolidated Financial Statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2020, results of operations for and stockholders' equity for the three and nine months ended September 30, 2020 and 2019, and comprehensive loss, and cash flows for the nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

The Company's financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the nine months ended September 30, 2020 to the application of significant accounting policies and estimates as described in its audited consolidated financial statements for the year ended December 31, 2019.

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

For the three months ended September 30, 2020, no customer represented greater than 10% of total revenue. For the nine months ended September 30, 2020, Zimmer Biomet represented 18% of total revenue. For the three and nine months ended September 30, 2019, no customer represented greater than 10% of total revenue. As of September 30, 2020, payments due from Zimmer Biomet represented 40% of our total net receivable balance. As of December 31, 2019, there were no customers that represented greater than 10% of the total net receivable balance.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: ImaTx, Inc.; ConforMIS Europe GmbH; ConforMIS UK Limited; ConforMIS Hong Kong Limited; and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash, cash equivalents and restricted cash
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased to be cash equivalents. The Company’s cash equivalents consist of demand deposits, money market accounts, money market funds, and repurchase agreements on deposit with certain financial institutions, in addition to cash deposits in excess of federally insured limits. Demand deposits and money market accounts are carried at cost which approximates their fair value. Money market funds are carried at fair value based upon level 1 inputs. Repurchase agreements are valued using level 2 inputs. The associated risk of concentration is mitigated by banking with credit worthy financial institutions. The Company had $1.1 million as of September 30, 2020 and $0.8 million as of December 31, 2019 held in foreign bank accounts that are not federally insured. In addition, the Company has recorded restricted cash of $0.5 million as of September 30, 2020 and December 31, 2019. Restricted cash consisted of security provided for lease obligations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$32,888	$26,394
Restricted cash	462	462
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$33,350	$26,856

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

Accounts receivable and allowance for doubtful accounts
     Accounts receivable consist of billed and unbilled amounts due from medical facilities or independent distributors (the "Customer"). Upon completion of a procedure, revenue is recognized and an unbilled receivable is recorded. Under Accounting Standards Codification ("ASC") No. 2014-09, Revenue from Contracts with Customers ("Topic 606" or "ASC 606"), an enforceable contract is met either at or prior to the procedure being performed. Upon receipt of a purchase order from the Customer, the billed receivable is recorded and the unbilled receivable is reversed. As a result, the unbilled receivable balance fluctuates based on the timing of the Company's receipt of purchase orders from the medical facilities. In estimating whether accounts receivable can be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, collections experience to date and any specific collection issues that have been identified. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or when collection risk is identified.

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three and nine months ended September 30, 2020, the Company recognized provisions of $0.4 million and $2.1 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue. During the three and nine months ended September 30, 2019, the Company recognized provisions of $0.9 million and $2.2 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Long-Lived Assets
     The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. The amount of impairment, if any, is measured based on fair value, which is determined using estimated undiscounted cash flows to be generated from such assets or group of assets. During the three months ended September 30, 2020, there were changes in circumstances that led the Company to believe that its long-lived assets may be impaired and as such, a Step 2 analysis was performed. The Company evaluated whether the estimated undiscounted cash flows, including estimated residual value, generated from the asset group were sufficient to support the carrying value of the assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the three and nine months ended September 30, 2020 and 2019, no such impairment charges were recognized.

Leases

The Company adopted Accounting Standards Update ("ASU") No. 2016-02-Leases ("Topic 842" or "ASC 842"), as of January 1, 2019, in accordance with ASU No. 2018-11-Leases ("Topic 842" or "ASU 2018-11"), issued by the Financial Accounting Standards Board (the "FASB") in July 2018. ASU 2018-11 allows an entity to elect not to recast its comparative periods in the period of adoption when transitioning to ASC 842 (the “Comparatives Under 840 Option”). Effectively, an entity would be permitted to change its date of initial application to the beginning of the period of adoption of ASC 842. In doing so, the entity would apply ASC 840 in the comparative periods and provide the disclosures required by ASC 840 for all periods that continue to be presented in accordance with ASC 840. Further, the entity would recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of the effective date. Under the Comparatives Under 840 Option, this date would represent the date of initial application. The Company is not required to restate comparative periods for the effects of applying ASC 842, provide the disclosures required by ASC 842 for the comparative periods, nor change how the transition requirements apply, only when the transition requirements apply. The Company elected to report results for periods after January 1, 2019 under ASC 842 and prior period amounts are reported in accordance with ASC 840.

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

 Revenue Recognition

Product Revenue Recognition

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2020. Payment is typically due between 30 and 60 days from invoice.

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

On September 30, 2019 the Company entered into the Stryker Agreements. The Company determined that the Asset Purchase Agreement and the License Agreement are within the scope of ASC 606. Under the Asset Purchase Agreement and License Agreement, the Company is required to provide certain assets and the right to use the license for a specific purpose. The assets and the right to use the license are highly interdependent and considered one performance obligation. The Company bifurcated the total transaction price of $30.0 million into two components; $5.0 million related to cost reimbursement for other services (development) and $25.0 million allocated to royalty revenue determined using the residual approach of deducting the cost reimbursement component from the total transaction price. The arrangement does not contain a significant financing component.

The Company records a contract liability when there is an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company has concluded that Stryker meets the definition of a customer for a portion of the obligations under the Stryker Agreements. At September 30, 2020, the Company recorded $14.0 million as a short-term contract liability related to consideration received from the customer under the Asset Purchase Agreement and Development Agreement. The Company concluded the license rights under the License Agreement will be functional when FDA 510(k) clearance is received as required under Milestone 3 in the License Agreement, or upon termination by Stryker and Stryker's election to purchase the license rights.

On May 22, 2020 the Company entered into a Settlement and License Agreement with Zimmer Biomet, pursuant to which both parties have agreed to terms for resolving all of their existing patent disputes. In consideration of the licenses, releases, covenants and other immunities granted by the Company to Zimmer Biomet, Zimmer Biomet was required to pay the Company $3.5 million promptly after execution of the Settlement and License Agreement, which it has, and additional payments on specified dates through January 15, 2021, for a total amount payable of $9.6 million. The agreement provides for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. These individual rights are not accounted for as separate performance obligations as (i) the nature of the promise, within the context of the agreement, is to transfer combined items to which the promised rights are inputs and (ii) the Company's promise to transfer each individual right described above to Zimmer Biomet is not separately identifiable from other promises in the agreement. As a result, the Company accounts for the promises in the agreement as a single performance obligation. Zimmer Biomet legally obtained control of the license and other rights upon execution of the contract. As such, the earnings process is complete and revenue was recognized upon the execution of the contract, when collectability became probable and all other revenue recognition criteria had been met within the scope of ASC 606. In connection with the settlement agreement, the Company recognized revenue of $9.6 million during the nine months ended September 30, 2020 (of which $8.5 million has been paid to the Company by Zimmer Biomet as of November 4, 2020). See “Note H—Commitments and Contingencies, Legal proceedings” for further discussion of the Zimmer Biomet settlement.

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

The following table summarizes activity for rebate allowance reserve (in thousands):

	September 30, 2020	December 31, 2019
Beginning Balance	$127	$96
Provision related to current period sales	113	145
Adjustment related to prior period sales	(1)	20
Payments or credits issued to customer	(80)	(134)
Ending Balance	$159	$127

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g., when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.4 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.1 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million for each of the nine months ended September 30, 2020 and 2019.

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

The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $20,000 and $21,000 for the three months ended September 30, 2020 and 2019, respectively, and $17,000 and $35,000 for the nine months ended September 30, 2020 and 2019, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2020 and 2019, a cumulative balance of $42,000 and $47,000 of interest and penalties had been accrued, respectively.

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

Stock-based compensation
     The Company accounts for stock-based compensation in accordance with ASC 718, Stock Based Compensation ("ASC 718").  ASC 718 requires all stock-based payments to employees and consultants, including grants of stock options, to be recognized in the consolidated statements of operations based on their fair values. The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and recognizes the compensation expense of stock-based awards on a straight-line basis over the vesting period of the award.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Numerator:
Basic and diluted loss per share
Net loss	$(6,183)	$(8,701)	$(17,671)	$(23,045)
Denominator:
Basic and diluted weighted average shares	71,224,786	64,750,275	69,799,495	63,651,412
Loss per share attributable to Conformis, Inc. stockholders:
Basic and diluted	$(0.09)	$(0.13)	$(0.25)	$(0.36)

The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options and restricted stock awards	694,817	2,588,330	993,012	3,340,154

Note C—Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Total receivables	$9,308	$11,401
Allowance for doubtful accounts and returns	(328)	(335)
Accounts receivable, net	$8,980	$11,066

Accounts receivable included unbilled receivable of $1.4 million and $2.1 million at September 30, 2020 and December 31, 2019, respectively. Write-offs related to accounts receivable were approximately $0 and $38,000 for the three months ended September 30, 2020 and 2019, respectively, and $71,000 and $70,000 for the nine months ended September 30, 2020 and 2019, respectively.

Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	September 30, 2020	December 31, 2019
Beginning balance	$(335)	$(390)
Provision for bad debts on trade receivables	(72)	(106)
Other allowances	8	(26)
Accounts receivable write offs	71	187
Ending balance	$(328)	$(335)

Note D—Inventories

Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw Material	$6,270	$6,171
Work in process	1,196	1,717
Finished goods	5,443	4,186
Total Inventories	$12,909	$12,074

Note E—Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	September 30, 2020	December 31, 2019
Equipment	5-7	$19,362	$19,011
Furniture and fixtures	5-7	864	864
Computer and software	3	9,801	9,561
Leasehold improvements	3-7	2,081	2,008
Reusable instruments	5	5,739	3,402
Total property and equipment		37,847	34,846
Accumulated depreciation		(24,782)	(21,490)
Property and equipment, net		$13,065	$13,356

Depreciation expense related to property and equipment was $1.1 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and $3.3 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Note F—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued employee compensation	$3,413	$3,198
Accrued legal expense	1,578	310
Accrued consulting expense	21	21
Accrued vendor charges	641	1,037
Accrued revenue share expense	597	1,050
Accrued clinical trial expense	251	394
Accrued other	1,221	1,125
	$7,722	$7,135

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

As of September 30, 2020, the Company had not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rent expense	$381	$381	$1,144	$1,145
Variable lease cost (1)	88	90	265	289
	$469	$471	$1,409	$1,434
(1) Variable operating lease expenses consist primarily of common area maintenance and real estate taxes for the three and nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the remaining weighted-average lease term of the operating leases was 4.4 years and the weighted-average discount rate was 6.0%.

The future minimum rental payments under these agreements as of September 30, 2020 were as follows (in thousands):

Year	Minimum Lease Payments
2020 remainder of year	406
2021	1,633
2022	1,399
2023	1,053
After 2023	1,885
Total lease payments	$6,376
Present value adjustment	(776)
Present value of lease liabilities	$5,600

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

The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $0.4 million during the three months ended September 30, 2020, representing 2.7% of product revenue and $1.1 million during the nine months ended September 30, 2020, representing 2.6% of product revenue, $0.6 million during the three months ended September 30, 2019, representing 3.7% of product revenue and $1.2 million during the nine months ended September 30, 2019, representing 2.2% of product revenue. Revenue share expense is included in research and development.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at September 30, 2020 or December 31, 2019.

Legal proceedings

On August 15, 2019, the Company filed a lawsuit against Zimmer Biomet Holdings, Inc. and Zimmer, Inc., (together, “Zimmer Biomet”) in the United States District Court for the District of Delaware seeking damages for Zimmer Biomet's infringement of certain of the Company’s patents related to patient-specific instrument and implant systems. The complaint alleged that Zimmer Biomet’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringed four of the Company’s patents. The accused product lines included Zimmer Biomet's patient-specific instrument and implant systems for knee, shoulder, and hip replacement procedures.

On November 5, 2019, Zimmer Biomet filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that the Company infringed five patents owned by Zimmer Biomet. Zimmer Biomet alleged that the Company’s iTotal CR and iTotal PS products infringed all five asserted patents, that the Company’s iDuo product infringed three of the asserted patents, and that the Company’s iUni product infringed two of the asserted patents. On January 13, 2020, Zimmer Biomet filed a motion to dismiss the Company’s complaint, and the Company filed its answer to Zimmer Biomet’s complaint, denying that the Company’s products infringed Zimmer Biomet’s asserted patents. The Company’s answer also alleged that Zimmer Biomet’s asserted patents were invalid.

On May 22, 2020, the Company entered into a Settlement and License Agreement (the “Settlement and License Agreement”) with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC (collectively, “Zimmer Biomet”), pursuant to which the parties agreed to terms for resolving their existing patent disputes. Under the Settlement and License Agreement, the Company and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties. Pursuant to the Settlement and License Agreement, the Company granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of the Company’s patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants, and Zimmer granted to Conformis a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for the Company’s implants and patient-specific instruments for the knee. Zimmer Biomet was required to pay the Company $3.5 million promptly after execution of the Settlement and License Agreement, which it did. Zimmer Biomet is also required to make additional payments to the Company on specified dates through January 15, 2021, for a total amount payable of $9.6 million, in consideration of the licenses, releases and other immunities granted by the Company to Zimmer Biomet. As of November 4, 2020, the Company had received total payments of $8.5 million. No payment is due from the Company to Zimmer Biomet.

On August 29, 2019, the Company filed a lawsuit against Medacta USA, Inc. in the United States District Court for the District of Delaware. The Company amended its complaint on December 23, 2019, and again on October 14, 2020, adding Medacta International SA (Medacta USA, Inc.’s parent company) as a defendant (Medacta USA, Inc. and Medacta International SA are referred to, together, as “Medacta”). The Company is seeking damages for Medacta’s infringement of certain of the Company’s patents related to patient-specific instrument and implant systems, alleging that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of the Company’s patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer to the Company's original complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by the Company. Medacta’s answer also alleges the affirmative defense that the Company's asserted patents are invalid. The Company expects that Medacta will similarly respond to our amended complaint. Discovery in the lawsuit has commenced and is ongoing.

On March 20, 2020, Osteoplastics LLC ("Osteoplastics"), filed a lawsuit against the Company in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020. Osteoplastics alleges that the Company’s proprietary software, including the Company’s iFit software platform, and the Company’s use of its proprietary software for designing and manufacturing medical devices, including implants, infringes seven patents owned by Osteoplastics. On June 15, 2020, the Company filed a motion to dismiss Osteoplastics’ complaint. The court has not yet ruled on the motion.
On April 24, 2020, the Company filed a lawsuit against Wright Medical Technology, Inc. and Tornier, Inc. (together, “Wright Medical”) in the United States District Court for the District of Delaware. The Company is seeking damages for Wright Medical’s infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that Wright Medical’s multiple lines of patient-specific shoulder instruments, as well as the implant components used in conjunction with them, infringe four of the Company’s patents. The accused product lines include Wright Medical’s Tornier Blueprint™ 3D Planning + PSI shoulder replacement systems.
On May 8, 2020, the Company and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company (together, “Aetna”) in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. The Company amended its complaint on August 13, 2020, alleging that Aetna has violated its duties under state and federal law, including the Employee Retirement Income Security Act. On August 27, 2020, Aetna filed a motion to dismiss the amended complaint.  The court has not yet ruled on the motion.

Adverse outcomes of these lawsuits could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is presently unable to predict the outcome of these lawsuits or to reasonably estimate a range of potential losses, if any, related to the lawsuits.
Legal costs associated with legal proceedings are accrued as incurred.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. In accordance with its bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date and the Company has a director and officer insurance policy that would be expected to enable it to recover a portion of any amounts paid for future claims.

Note I—Debt and Notes Payable

Long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
PPP "Term Loan"	4,720	—
Innovatus, Term Loan	20,000	20,000
Innovatus, Term Loan accrued payment-in-kind interest	645	262
Less unamortized debt issuance costs	(532)	(639)
Long-term debt, less debt issuance costs	$24,833	$19,623

Principal payments, including the Term Loan Basic Interest Rate in-kind (described below), due as of September 30, 2020 consisted of the following (in thousands):

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

On July 1, 2020, the Company entered into a Third Amendment to its Loan and Security Agreement, dated as of June 25, 2019. The Amendment, among other things, waives the trailing six-month revenue covenant milestones that apply to the quarters ending June 30, September 30 and December 31, 2020 under the Loan Agreement, and reduces the revenue covenant milestones that apply thereafter, delays until June 25, 2021 the Company’s option to prepay all, but not less than all, of the term loans advanced under the Loan Agreement and includes a new covenant that the Company raise additional capital. The Amendment also increases the Company’s minimum cash covenant to $5.0 million until December 31, 2020, provided that such minimum cash covenant shall be increased to $10.0 million, commencing on January 1, 2021, if the Company has not yet satisfied the new covenant relating to raising capital. The capital raise covenant in the Amendment specifies that on or before December 31, 2020, the Company shall receive aggregate gross cash proceeds of not less than $20.0 million from (i) the sale and issuance of the Company's equity securities (including, without limitation, by means of ATM offerings, private placements, follow on public offerings), (ii) net payments received from any of patent infringement disputes with Zimmer Biomet on or after July 1, 2020 and on or before December 31 2020, (iii) net payments received from any of the Company's other patent infringement disputes with any other party not specified in clause (ii), (iv) monetization of R&D tax credits or NOLs as part of any current or future 2020 government stimulus packages, or (v) governmental grants that are not (in whole or in part) in the form of indebtedness, or any combination of two or more of the foregoing. As of September 30, 2020, as a result of the proceeds received under the registered direct offering, the Company was able to satisfy the capital raise covenant, which required the Company to raise $20.0 million on or before December 31, 2020.

As of September 30, 2020, the Company was not in breach of covenants under the 2019 Secured Loan Agreement.

Term Loan - Innovatus

The term loan under the 2019 Secured Loan Agreement bears interest at a floating annual rate calculated at the greater of the variable rate of interest as most recently announced by East West Bank as prime or 5.50%, plus 3.75% ("Term Loan Basic Interest Rate"), bearing an effective interest rate of 9.25% at September 30, 2020. The Company is required to make interest only payments in arrears on the term loan for four years; provided that the Company has elected to pay 2.50% per annum as such Term Loan Basic Interest Rate in-kind by adding an amount equal to 2.50% per annum of the outstanding principal amount to the then outstanding principal balance on a monthly basis until the third anniversary of the 2019 Secured Loan Agreement. Commencing July 1, 2023, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of the term loan, together with accrued interest, in arrears, to the Lenders.  All unpaid principal, accrued and unpaid interest with respect to the term loan, and a final fee in the amount of 5.0% of the term loan commitment, is due and payable in full on the term loan maturity date on June 1, 2024.

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

There were no amounts outstanding under the revolving credit facility at September 30, 2020.

PPP Loan- East West Bank

On April 17, 2020, the Company entered into an approximately $4.7 million promissory note (the “PPP Note”) with East West Bank under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (the "SBA") to mitigate the negative financial and operational impacts of the COVID-19 pandemic. The interest rate on the PPP Note is a fixed rate of 1%per annum. The Company is required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022 (the “Maturity Date”). The Company will pay regular monthly payments in an amount equal to one month’s accrued interest commencing on February 9, 2021, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the initial 10 months of the loan period will be deferred to and payable on the Maturity Date. According to the terms of the PPP, all or a portion of the loan may be fully forgiven if the funds are used for payroll costs (and at least 60% of the forgiven amount must have been used for payroll), interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, the Company used the proceeds of the loan primarily for payroll costs. The Company accounts for the PPP Note as a debt instrument in accordance with ASC 470-50-40-2, with the proceeds from the loan recognize as a long-term liability, less any debt issuance costs, within the consolidated balance sheet. Interest is accrued at the stated rate on a monthly basis by applying the interest method under ASC 835.

Note J—Stockholders’ Equity

Common stock

Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

Preferred stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at September 30, 2020 and December 31, 2019.

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

Registered direct offering

On September 23, 2020, the Company and a healthcare-focused institutional investor entered into a subscription agreement, pursuant to which the Company sold (i) 8,512,088 shares of its common stock and accompanying warrants to purchase up to 8,512,088 shares of common stock and (ii) pre-funded warrants to purchase up to 9,492,953 shares of common stock and accompanying warrants to purchase up to 9,492,953 shares of common stock in a registered direct offering for gross proceeds of approximately $17.3 million. The common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were sold as units, each consisting of one share (or one pre-funded warrant to purchase one share of common stock in lieu thereof) and one warrant to purchase one share of common stock, at an offering price of $0.9581 per unit.

The pre-funded warrants became exercisable immediately upon issuance, have an exercise price of $0.0001 per share and will be exercisable until all of the pre-funded warrants are exercised in full. The warrants became exercisable immediately upon issuance, have an exercise price of $0.8748 per share, and will expire five years from the date of issuance. The pre-funded warrants and the warrants each prohibit the holder from exercising any portion thereof to the extent that the holder would own more than 9.99% of the number of shares of common stock outstanding immediately after exercise. The number of shares issuable upon exercise of the warrants and pre-funded warrants and the exercise price of the warrants and pre-funded warrants is adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The net proceeds to the Company from the offering, after deducting the placement agent's fees and other estimated offering expenses payable by the Company, was approximately $15.9 million.

Warrants

The Company has issued warrants to certain investors and consultants to purchase shares of the Company’s common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, such warrants are classified as equity. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets. All warrants were exercisable immediately upon issuance.

In connection with the September 23, 2020 registered direct offering, the Company issued 9,492,953 pre-funded common stock warrants with an exercise price of $0.0001 per share and an additional 18,005,041 common stock warrants with an exercise price of $0.8748 per share. All of the warrants are exercisable for one share of common stock and are exercisable immediately. The pre-funded warrants are exercisable indefinitely, while the additional warrants are exercisable for 5 years from the date of issuance. Based on the Company’s assessment of the warrants granted relative to ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants are classified as equity instruments. The fair value of the common stock warrants of approximately $10.2 million at the date of issuance was estimated using the Black-Scholes model which used the following inputs: term of 5 years, risk free rate of 0.28%, 0% dividend yield, volatility of 90.15%, an exercise price of $0.875 and share price of $0.833 per share based on the trading price of the Company’s common stock.

Warrants to purchase 18,025,967 shares of common stock were outstanding as of September 30, 2020 and warrants to purchase 28,926 shares were outstanding as of December 31, 2019. Outstanding common stock warrants are currently exercisable with varying exercise expiration dates from 2024 through 2025, and outstanding pre-funded warrants are exercisable until all of the pre-funded warrants are exercised in full. At September 30, 2020 and December 31, 2019, the weighted average warrant exercise price per share for common stock and pre-funded warrants underlying the warrants and the weighted average contractual life was as follows:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2019	28,926	—	$9.80	3.66	28,926	$9.80
Granted	18,005,041	—	$0.88	4.98	18,005,041	$0.88
Granted- pre-funded warrants	—	9,492,953	$0.0001	—	9,492,953	$0.0001
Exercised	—	—	—	—	—	—
Cancelled/expired	(8,000)	—	—	—	(8,000)	—
Outstanding September 30, 2020	18,025,967	9,492,953	$0.89	4.98	27,518,920	$0.89

Stock option plans

As of September 30, 2020, 278,010 shares of common stock were available for future issuance under the 2015 Stock Incentive Plan ("2015 Plan"). The 2015 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of the Company's common stock, (b) 3% of the number of share of its common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board. Effective January 1, 2020, an additional 2,112,822 shares of the Company's common stock were added to the 2015 Plan under the terms of this provision.

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

As of September 30, 2020, 2,756,481 shares of common stock were available for future issuance under the 2019 Sales Team Plan.

Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2019	1,802,463	$6.75
Granted	291,667	0.90
Expired	(421,135)	7.48
Cancelled/Forfeited	(12,433)	1.39
Outstanding September 30, 2020	1,660,562	$5.57	$—
Total vested and exercisable	1,260,040	$6.73	$—

The total fair value of stock options that vested during the three and nine months ended September 30, 2020 was $0.1 million and $0.4 million. The weighted average remaining contractual term for the total stock options outstanding was 5.18 years as of September 30, 2020. The weighted average remaining contractual term for the total stock options vested and exercisable was 3.99 years as of September 30, 2020.

Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2019	4,436,928	$1.54
Granted	4,166,296	0.96
Vested	(1,562,132)	1.41
Forfeited	(325,645)	1.19
Unvested September 30, 2020	6,715,447	$1.23

The total fair value of restricted common stock awards that vested during the three and nine months ended September 30, 2020 was $0.4 million and $2.2 million.

Inducement Awards

In February 2020, the Company granted inducement awards outside of the 2015 Plan and 2019 Sales Team Plan (i) to the Company's Chief Financial Officer in the form of an option to purchase 125,000 shares of the Company's common stock with an exercise price per share equal to $0.98 and 125,000 restricted stock units and (ii) to the Company's Senior Vice President, Operations in the form of an option to purchase 66,667 shares of the Company's common stock with an exercise price per share equal to $0.98 and 61,350 restricted stock units. The option and restricted stock unit awards were granted as inducements material to their commencement of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

In August 2020, the Company granted inducement awards outside of the 2015 Plan and 2019 Sales Team Plan to the Company's Vice President, US Marketing in the form of an option to purchase 100,000 shares of the Company's common stock with an exercise price per share equal to $0.7427 and 100,000 restricted stock units. The option and restricted stock unit awards were granted as inducements material to his commencement of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock-based compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using a pricing model is affected by the value of the Company’s common stock as well as assumptions regarding a number of complex and subjective variables. The valuation of the Company’s common stock prior to its initial public offering was performed with the assistance of an independent third-party valuation firm using a methodology that includes various inputs including the Company’s historical and projected financial results, peer company public data and market metrics, such as risk-free interest and discount rates. As the valuations included unobservable inputs that were primarily based on the Company’s own assumptions, the inputs were considered level 3 inputs within the fair value hierarchy.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.38%	1.89%	1.14%	1.89%
Expected term (in years)	6	6.00	6.16	6.00
Dividend yield	—%	—%	—%	—%
Expected volatility	52.92%	55.80%	54.89%	55.80%

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
Expected volatility.    Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company has limited history of market prices of its common stock over the historical period equal in length to the expected term, and may sometimes estimate volatility using historical volatilities of similar public entities.
Forfeitures.    The Company recognizes forfeitures as they occur.
Stock-based compensation expense was $1.0 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively and $2.6 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively. Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$29	$(23)	$43	$276
Sales and marketing	136	(11)	364	119
Research and development	166	(19)	480	440
General and administrative	641	126	1,696	1,344
	$972	$73	$2,583	$2,179

As of September 30, 2020, the Company had $0.4 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 2.54 years. As of September 30, 2020, the Company had $6.5 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 2.58 years.

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

Geographic information consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product revenue
United States	$14,139	$15,144	$36,298	$49,924
Germany	1,536	1,527	4,852	5,677
Rest of world	300	441	858	1,317
	$15,975	$17,112	$42,008	$56,918

	September 30, 2020	December 31, 2019
Property and equipment, net
United States	$13,023	$13,303
Germany	42	53
	$13,065	$13,356

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

Overview

We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants and instruments that are individually sized and shaped, which we refer to as personalized, individualized, or sometimes as customized, to fit each patient’s unique anatomy. The worldwide market for joint replacement products is approximately $19.5 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We offer a broad line of personalized knee implants and instruments designed to restore the natural shape of a patient’s knee. As of December 31, 2019, we had sold a total of more than 110,000 knee implants, including more than 87,000 total knee implants and 22,000 partial knee implants. In multiple clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function, including kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or “off-the-shelf,” implants that it was tested against. In 2016, we initiated the broad commercial launch of the iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market. In July 2018, our first Conformis Hip Systems were implanted in a limited commercial launch. On November 11, 2019, we entered full commercial launch of the Conformis Hip System. We are planning for a limited commercial launch of a second stem for the Conformis Hip System in the first half of 2022. In the second half of 2021, we plan to launch a new knee replacement offering targeted at hospital outpatient and ambulatory surgery centers in the United States. In the first half of 2021, we are planning for a limited commercial launch of our cementless or Press Fit option for our iTotal Identity knee implant with the full commercial launch planned for the first half of 2022.

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

COVID-19 Pandemic Update

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March 2020, the World Health Organization declared this coronavirus outbreak (COVID-19) to be a pandemic. The future progression of the pandemic, including the scope, severity and duration of the pandemic, potential resurgences, the speed and effectiveness of vaccine and treatment developments, and the direct and indirect economic effects of the pandemic and containment measures, and its effects on our business and operations remain highly uncertain. We have experienced significantly decreased demand for its products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had and is expected to continue to have a significant negative affect on our revenue.

Such negative effects were most pronounced during the second quarter of 2020, when a significant number of hospitals were either closed for elective procedures or otherwise operating at significantly reduced volumes. Generally, we saw an increase in procedure volumes during the summer, as many regions were able to reopen for elective procedures, with an existing patient backlog. At the present time, we continue to see the resumption of scheduled procedures, though residual reductions in demand continue.

The future trajectory of the COVID-19 pandemic remains uncertain, both in the U.S. and in other markets. Within the U.S. and Germany, which are our major sales markets, case counts generally appear to be increasing as cold weather increases. This increasing case count could lead to further reductions in demand and/or hospital capacity for elective procedures in the upcoming months. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could be negatively affected.

On March 20, 2020, we provided notice to our employees of a furlough of approximately 80 employees effective as of March 23, 2020 to help address decreased demand for our products. The furlough resulted in reduced production capacity at our manufacturing facilities, but sufficient to meet demand. While we have not experienced and do not currently anticipate significant interruptions in our supply chain, extended or additional quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture the key components and materials necessary for our products. We have experienced and may experience further shortages of mask and gown consumables used in our clean room processes, which may further limit our production capacity and further delay the joint replacement procedures in which our products are used. Any delay or shortage of such components or materials or delays in delivering our products may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales, profitability and financial condition. On April 17, 2020, we entered into an approximately $4.7 million promissory note, or the PPP Note, with East West Bank under the Paycheck Protection Program, or the PPP offered by the U.S. Small Business Administration, or the SBA, to mitigate the negative financial and operational impacts of the pandemic. On April 23, 2020, we accelerated a plan to return to full-time employment the vast majority of those employees who were furloughed on March 23, 2020. This plan was completed at the end of April 2020.

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

Royalty and licensing revenue for the nine months ended September 30, 2020 includes revenue of $9.6 million generated from our settlement with Zimmer Biomet for a royalty-free, non-exclusive, worldwide license to certain patents for the exploitation of patient-specific or partially patient-specific instrumentation for knee, shoulder or hip replacement and releases and other immunities. Under ASC 606, these individual rights are accounted for as a single performance obligation. The earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Ongoing royalty revenue is also generated from our agreement with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation.

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

Cost of revenue

We produce our computer aided designs, or CAD, in-house and in India and use them to direct most of our product manufacturing efforts. We manufacture all of our patient-specific instruments, or iJigs, tibial trays used in our total knee implants, and polyethylene tibia tray inserts for our iTotal CR and our iTotal PS product, in our facility in Wilmington, Massachusetts. We polish our femoral implants used in our total and partial knee products in our facility in Wallingford, Connecticut. Starting in 2019, we began to manufacture the lateral partial tibial tray components in our facility in Wilmington, Massachusetts. We outsource the production of the remainder of the partial knee tibial components, femoral castings, and other knee and hip components to third-party suppliers. Our suppliers make our personalized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, outsourced CAD labor, manufacturing supplies, inbound freight, manufacturing overhead, and depreciation expense. Also included in cost of revenue for the nine months ended September 30, 2020, are legal fees payable to external counsel in connection with our patent licensing and enforcement activities related to the Settlement and License Agreement with Zimmer Biomet.

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

Consolidated results of operations

Comparison of the three months ended September 30, 2020 and 2019

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2020		2019		2020 vs 2019
Three Months Ended September 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$15,975	99%	$17,112	99%	$(1,137)	(7)%
Royalty and licensing	146	1	191	1	(45)	(24)
Total revenue	16,121	100	17,303	100	(1,182)	(7)
Cost of revenue	8,437	52	9,675	56	(1,238)	(13)
Gross profit	7,684	48	7,628	44	56	1

Operating expenses:
Sales and marketing	$5,755	36%	$6,153	36%	$(398)	(6)%
Research and development	2,866	18	3,162	18	(296)	(9)
General and administrative	6,134	38	5,165	30	969	19
Total operating expenses	14,755	92	14,480	84	275	2
Loss from operations	(7,071)	(44)	(6,852)	(40)	(219)	(3)
Total other income (expenses), net	908	6	(1,828)	(11)	2,736	150
Loss before income taxes	(6,163)	(38)	(8,680)	(50)	2,517	29
Income tax provision	20	—	21	—	(1)	(5)
Net loss	$(6,183)	(38)%	$(8,701)	(50)%	$2,518	29%

Product revenue.    Product revenue was $16.0 million for the three months ended September 30, 2020 compared to $17.1 million for the three months ended September 30, 2019, a decrease of $1.1 million or 7%. We believe the decline is primarily due to the postponement of elective surgeries as a result of the COVID-19 pandemic.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2020		2019		2020 vs 2019
Three Months Ended September 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$14,139	89%	$15,144	88%	$(1,005)	(7)%
Germany	1,536	10	1,527	9	9	1
Rest of world	300	1	441	3	(141)	(32)
Product revenue	$15,975	100%	$17,112	100%	$(1,137)	(7)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 89% for the three months ended September 30, 2020 compared to 88% for the three months ended September 30, 2019.

The United States product revenue decreased $1.0 million to $14.1 million or 7% year over year. Germany product revenue increased $9 thousand to $1.5 million, or 1% year over year on a reported basis and decreased

3% on a constant currency basis. Rest of World product revenue decreased $0.1 million to $0.3 million, or 32% year-over-year on a reported basis and 34% on a constant currency basis, primarily due to restrictions of elective surgeries in the UK related to the COVID-19 pandemic

Royalty and licensing revenue. Royalty and licensing revenue was $0.1 million for the three months ended September 30, 2020 compared to $0.2 million for the three months ended September 30, 2019.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $8.4 million for the three months ended September 30, 2020 compared to $9.7 million for the three months ended September 30, 2019, a decrease of $1.2 million, or 13%. Gross profit was $7.7 million for the three months ended September 30, 2020 compared to $7.6 million for the three months ended September 30, 2019, an increase of $0.1 million or 1%. Gross margin increased 360 basis points to 48% for the three months ended September 30, 2020 from 44% for the three months ended September 30, 2019. This increase in gross margin was driven primarily by a decrease in inventory reserves for cancelled cases, lower scrap expense, and other manufacturing variances.

Sales and marketing.    Sales and marketing expense was $5.8 million for the three months ended September 30, 2020 compared to $6.2 million for the three months ended September 30, 2019, a decrease of $0.4 million or 6%. The decrease was due primarily to lower commission expense of $0.2 million and lower travel and other marketing expenses of $0.2 million. Sales and marketing expense as a percentage of total revenue was 36% for the three months ended September 30, 2020 compared to 36% for the three months ended September 30, 2019.

Research and development.    Research and development expense was $2.9 million for the three months ended September 30, 2020 compared to $3.2 million for the three months ended September 30, 2019, a decrease of $0.3 million, or 9%. The decrease was due primarily to lower revenue share expense of $0.2 million, a decrease in clinical trials and project related costs of $0.1 million, and $0.5 million of cost allocated to the advance on research and development. Personnel costs increased $0.5 million, which partially offset the decreases in expense. Research and development expense as a percentage of total revenue to 18% for the three months ended September 30, 2020 compared to 18% for the three months ended September 30, 2019.

General and administrative.    General and administrative expense was $6.1 million for the three months ended September 30, 2020 compared to $5.2 million for the three months ended September 30, 2019, an increase of $1.0 million, or 19%. The increase was primarily due to higher personnel related costs of $0.5 million, legal fees of $0.4 million, and $0.1 million in other costs. General and administrative expense increased as a percentage of total revenue to 38% for the three months ended September 30, 2020 from 30% for the three months ended September 30, 2019.

Total other income (expenses), net.    Other income (expenses), net was $0.9 million for the three months ended September 30, 2020 compared to $(1.8) million for the three months ended September 30, 2019, a change of $2.7 million. The change was primarily due to an increase in foreign currency transaction income.

Income taxes.    Income tax provision was $20,000 and $21,000 for the three months ended September 30, 2020 and 2019, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the nine months ended September 30, 2020 and 2019

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2020		2019		2020 vs 2019
Nine Months Ended September 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$42,008	81%	$56,918	99%	$(14,910)	(26)%
Royalty and licensing	10,056	19	622	1	9,434	1,517%
Total revenue	52,064	100	57,540	100	(5,476)	(10)%
Cost of revenue	26,148	50	30,459	53	(4,311)	(14)%
Gross profit	25,916	50	27,081	47	(1,165)	(4)%

Operating expenses:
Sales and marketing	$16,420	32%	$21,231	37%	$(4,811)	(23)%
Research and development	8,594	17	9,402	16	(808)	(9)
General and administrative	18,344	35	15,783	27	2,561	16
Total operating expenses	43,358	83	46,416	81	(3,058)	(7)
Loss from operations	(17,442)	(34)	(19,335)	(34)	1,893	10
Total other income (expenses), net	(212)	—	(3,675)	(6)	3,463	94
Loss before income taxes	(17,654)	(34)	(23,010)	(40)	5,356	23
Income tax provision	17	—	35	—	(18)	(51)
Net loss	$(17,671)	(34)%	$(23,045)	(40)%	$5,374	23%

Product revenue.    Product revenue was $42.0 million for the nine months ended September 30, 2020, compared to $56.9 million for the nine months ended September 30, 2019, a decrease of $15 million or 26%. We believe the decline is primarily due to the postponement of elective surgeries as a result of the COVID-19 pandemic.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2020		2019		2020 vs 2019
Nine Months Ended September 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$36,298	86%	$49,924	88%	$(13,626)	(27)%
Germany	4,852	12	5,677	10	$(825)	(15)
Rest of world	858	2	1,317	2	(459)	(35)
Product revenue	$42,008	100%	$56,918	100%	$(14,910)	(26)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 86% for the nine months ended September 30, 2020 compared to 88% for the nine months ended September 30, 2019. We believe the lower level of revenue as a percentage of product revenue inside the United States in the nine months ended September 30, 2020 was due to the postponement of elective surgeries due to the COVID-19 pandemic, the negative impact in the

United States for denials of coverage from Aetna, and the expansion of sales into additional countries. The impact of COVID-19 is affecting all geographies.

The United States product revenue decreased $13.6 million to $36.3 million or 27% year over year. Germany product revenue decreased $0.8 million to $4.9 million, or 15% year over year on a reported basis and 14% on a constant currency basis. Rest of World product revenue decreased $0.5 million to $0.9 million, or 35% year-over-year on a reported and constant currency basis.

Royalty and licensing revenue. Royalty and licensing revenue was $10.1 million for the nine months ended September 30, 2020 and $0.6 million for the nine months ended September 30, 2019, an increase of $9.4 million. The increase in royalty and licensing revenue was driven by $9.6 million in revenue recognized the second quarter under the Settlement and License Agreement with Zimmer Biomet.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $26.1 million for the nine months ended September 30, 2020 compared to $30.5 million for the nine months ended September 30, 2019, a decrease of $4.3 million, or 14%. Gross profit was $25.9 million for the nine months ended September 30, 2020 compared to $27.1 million for the nine months ended September 30, 2019, a decrease of $1.2 million or 4%. Gross margin increased 300 basis points to 50% for the nine months ended September 30, 2020 from 47% for the nine months ended September 30, 2019. This increase in gross margin was driven primarily by the $9.6 million licensing revenue as a result of the Settlement and License Agreement with Zimmer Biomet. Also included in cost of revenue are legal fees payable to external counsel in connection with alternative fee arrangements relating to patent licensing and enforcement activities related to the Zimmer Biomet settlement.

Sales and marketing.    Sales and marketing expense was $16.4 million for the nine months ended September 30, 2020 compared to $21.2 million for the nine months ended September 30, 2019, a decrease of $4.8 million, or 23%. The decrease was due primarily to lower commissions and other revenue based compensation expenses of $4.0 million, lower travel expenses of $0.5 million, lower marketing program and professional services expenses of $0.4 million, and $0.3 million of other expenses. The decrease was partially offset by an increase in reusable instrumentation depreciation of $0.4 million. Sales and marketing expense decreased as a percentage of total revenue to 32% for the nine months ended September 30, 2020 compared to 37% for the nine months ended September 30, 2019.

Research and development.    Research and development expense was $8.6 million for the nine months ended September 30, 2020 compared to $9.4 million for the nine months ended September 30, 2019, a decrease of $0.8 million, or 9%. The decrease was due to lower consulting and clinical trial expense of $0.4 million, a decrease in travel and other project related costs of $0.4 million, and $1.2 million of cost allocated to the advance on research and development, partially offset by an increase of $1.2 million in personnel costs.
Research and development expense increased as a percentage of total revenue at 17% for the nine months ended September 30, 2020 compared to 16% for the nine months ended September 30, 2019.

General and administrative.    General and administrative expense was $18.3 million for the nine months ended September 30, 2020 compared to $15.8 million for the nine months ended September 30, 2019, an increase of $2.6 million, or 16%. The increase was primarily due to higher personnel related costs of $1.1 million, legal expense of $0.8 million, professional service expense of $0.6 million, severance of $0.2 million, and insurance of $0.2 million. These increases were partially offset by decreases in outbound freight costs of $0.2 million as a result of the lower revenue and a decrease in travel and other costs of $0.2 million.
General and administrative expense increased as a percentage of total revenue to 35% for the nine months ended September 30, 2020 compared to 27% for the nine months ended September 30, 2019.

     Total other income (expenses), net.    Other expenses were $0.2 million for the nine months ended September 30, 2020 compared to $3.7 million for the nine months ended September 30, 2019, a decrease of $3.5 million or 94%. The change was primarily due to lower interest expense, net of $0.4 million and a $3.1 million increase in foreign currency exchange transaction income.

Income taxes.    Income tax provision was approximately $17,000 for the nine months ended September 30, 2020 and $35,000 for the nine months ended September 30, 2019. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the nine months ended September 30, 2020, we have financed our operations primarily through private placements of preferred stock, our initial public offering in 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. We have not yet attained profitability and continue to incur operating losses and negative operating cash flows, which adversely impacts our ability to continue as a going concern. As of September 30, 2020, we had an accumulated deficit of $521.8 million.

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017, or the 2017 Shelf Registration Statement. The 2017 Shelf Registration Statement allows us to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we could issue and sell up to $50 million of our common stock and entered into an Equity Distribution Agreement with Canaccord Genuity LLC (formerly
Canaccord Genuity Inc.) or Canaccord, pursuant to which Canaccord agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market”, or ATM, offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended, or the Securities Act. We are not obligated to sell any number of shares under the Distribution Agreement. On August 4, 2020, we and Canaccord mutually agreed to terminate the Distribution Agreement, and as of that date, we had sold 2,663,000 shares under the Distribution Agreement resulting in net proceeds of $4.4 million.

On March 23, 2020, we filed a new shelf registration statement on Form S-3 or the New Shelf Registration Statement, which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, we will be permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The New Shelf Registration Statement is intended to provide us flexibility to conduct sales of its registered securities, subject to market conditions and our future capital needs. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into an at-the-market issuance sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of the our common stock to or through Cowen, acting as agent and/or principal, from time to time in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and also has provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. We are not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of September 30, 2020, we had not sold any shares under the Sales Agreement.

On December 17, 2018, we entered into a stock purchase agreement, or the "Stock Purchase Agreement," with Lincoln Park Capital, or "LPC." Upon entering into the Stock Purchase Agreement, we sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, we issued 354,430 shares to LPC.  We have the right at our sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. We will control the timing of any sales to LPC and LPC will be obligated to make purchases of our common stock upon receipt of requests from us in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase the up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of our shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of our common stock pursuant to receipt of a request from us on any business day on which the last closing trade price of our common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share.  No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of our common stock.  The Stock Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $17.6 million of its common stock pursuant to the Stock Purchase Agreement dated December 17, 2018. As of September 30, 2020, we have sold 4,521,968 shares under the Stock Purchase Agreement resulting in proceeds of $3.4 million.

On September 23, 2020, we and a healthcare-focused institutional investor entered into a subscription agreement the "Subscription Agreement", pursuant to which we sold (i) 8,512,088 shares of its common stock and accompanying warrants to purchase up to 8,512,088 shares of common stock and (ii) pre-funded warrants to purchase up to 9,492,953 shares of common stock and accompanying warrants to purchase up to 9,492,953 shares of common stock in a registered direct offering for gross proceeds of approximately $17.3 million. The common stock (or one pre-funded warrants in lieu thereof) and accompanying warrants were sold as units, each consisting of one share (or one pre-funded warrant to purchase one share of common stock in lieu thereof) and one warrant to purchase one share of common stock, at an offering price of $0.9581 per unit.

The pre-funded warrants became exercisable immediately upon issuance, have an exercise price of $0.0001 per share and will be exercisable until all of the pre-funded warrants are exercised in full. The warrants became exercisable immediately upon issuance, have an exercise price of $0.8748 per share, and will expire five years from the date of issuance. The pre-funded warrants and the warrants each prohibit the holder from exercising any portion thereof to the extent that the holder would own more than 9.99% of the number of shares of common stock outstanding immediately after exercise. The number of shares issuable upon exercise of the warrants and pre-funded warrants and the exercise price of the warrants and pre-funded warrants is adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The net proceeds to us from the offering, after deducting the placement agent's fees and other estimated offering expenses payable by us, was approximately $15.9 million.

On June 25, 2019, we entered into a Loan and Security Agreement or the 2019 Secured Loan Agreement with Innovatus Life Sciences Lending Fund I, LP or Innovatus, as collateral agent and lender, East West Bank and the other lenders party thereto from time to time, or Lenders, pursuant to which the Lenders agreed to make term loans and a revolving credit facility to us to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million. We used the proceeds from the 2019 Secured Loan Agreement to pay off the $15 million term loan from Oxford Finance LLC. In addition, Innovatus purchased approximately $3 million of our common stock at the previous day's closing price. During the first quarter of 2020, we reported that we may not be able to meet our second quarter revenue covenant and would work with Innovatus with the goal of adjusting the revenue covenants under the 2019 Secured Loan Agreement. On July 1, 2020, we entered into a Third Amendment to our Loan and Security Agreement, dated as of June 25, 2019. The Amendment, among other things, waives the trailing six-month revenue covenant milestones that apply to the quarters ending June 30, September 30 and December 31, 2020 under the Loan Agreement and reduces the revenue covenant milestones that apply thereafter, delays until June 25, 2021 our option to prepay all, but not less than all, of the term loans advanced under the Loan Agreement and includes a new covenant that we raise additional capital. The Amendment also increases our minimum cash covenant to $5 million until December 31, 2020, provided that such minimum cash covenant shall be further increased to $10 million, commencing on January 1, 2021, if we have not yet satisfied the new covenant relating to raising capital. The capital raise covenant in the Amendment specifies that on or b efore December 31, 2020,we shall receive aggregate gross cash proceeds of not less than $20.0 million from (i) the sale and issuance of our equity securities (including, without limitation, by means of at-the-market (ATM) offering, private placements, follow on public offerings), (ii) net payments received from any of patent infringement disputes with Zimmer on or after July 1, 2020 and on or before December 31 2020, (iii) net payments received from any of our other patent infringement disputes with any other party not specified in clause (ii), (iv) monetization of R&D tax credits or NOLs as part of any current or future 2020 government stimulus packages, or (v) governmental grants that are not (in whole or in part) in the form of indebtedness, or any combination of two or more of the foregoing. As of September 30, 2020, as a result of the proceeds received under the registered direct offering, we were able to satisfy the capital raise covenant, which required us to raise $20.0 million on or before December 31, 2020. On August 20, 2020, we entered into a Fourth Amendment to our Loan and Security Agreement, dated as of June 25, 2019 (the "Fourth Amendment"). The Fourth Amendment, among other things, amends and waives certain provisions of the Loan Agreement that apply to the Conformis India entity. As of September 30, 2020, we were not in breach of covenants under the 2019 Secured Loan Agreement. For further information regarding the 2019 Secured Loan Agreement and the Amendment, see "Note I—Debt and Notes Payable " in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

On September 30, 2019, we entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics, or Stryker. In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the agreements, we agreed to sell and license to Stryker certain assets relating to our patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. We received $14 million upfront and became eligible to receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. As of September 30, 2020, we had successfully completed two out of three milestones with Stryker and received $5.0 million for achievement of these milestones. Under the long-term Distribution Agreement, we will supply patient-specific instrumentation to Stryker. We may be required to pay back a portion of the initial payment as it is contingent on successful completion of the milestones set forth in the Development Agreement and License Agreement.

The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 in the United States. On April 17, 2020, we entered into an approximately $4.7 million promissory note, or the PPP Note, with East West Bank as the lender under the PPP offered by the SBA, to mitigate the negative financial and operational impacts of the COVID-19 pandemic. The interest rate on the PPP Note is a fixed rate of 1% per annum. We are required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022, or the Maturity Date. We will pay regular monthly payments in an amount equal to one month’s accrued interest commencing on February 9, 2021, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the initial 10 months of the loan period will be deferred to and payable on the Maturity Date. According to the terms of the PPP, all or a portion of the loan may be fully forgiven if the funds are used for payroll costs (and at least 60% of the forgiven amount must have been used for payroll), interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, we used the proceeds of the loan primarily for payroll costs.

On May 22, 2020, we entered into a Settlement and License Agreement, or the Settlement and License Agreement, with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC, or collectively, Zimmer Biomet, pursuant to which the parties have agreed to terms for resolving their existing patent disputes. Under the Settlement and License Agreement, we and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties. Pursuant to the Settlement and License Agreement, we granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of our patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants, and Zimmer Biomet granted us a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for our implants and patient-specific instruments for the knee. Zimmer Biomet was required to pay us $3.5 million promptly after execution of the Settlement and License Agreement, which it has. Zimmer Biomet is also required to make additional payments to us on specified dates through January 15, 2021, for a total amount payable of $9.6 million, in consideration of the licenses, releases and other immunities granted by us to Zimmer Biomet. As of November 4, 2020, we had received total payments of $8.5 million. No payment is due from us to Zimmer Biomet.

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

We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, including the successful full commercial launch of the Conformis Hip System, successful completion of the milestones set forth in the Development Agreement and License Agreement, potential payments from Stryker pursuant to the Distribution Agreement, available sales of shares under the Sales Agreement and the Stock Purchase Agreement, available borrowings under the revolving credit facility, potential future capital raises through the issuance of equity or other securities, debt financings, and revenues that we may generate in connection with licensing our intellectual property. Additionally, in order for us to meet our operating plan, gross margin improvements and operating expense reductions will be necessary to reduce cash used in operations. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Uncertainties related to the COVID-19 pandemic, the timing of completion of the milestones set forth in the Stryker Agreement, and our ability to raise capital, raise substantial doubt in our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

At September 30, 2020, we had cash and cash equivalents of $32.9 million and $0.5 million in restricted cash allocated to lease deposits. Based on our current operating plan, we expect to fund our operations, capital expenditure requirements and debt service with existing cash and cash equivalents as of September 30, 2020, anticipated revenue from operations, the successful completion of the milestones set forth in the Development Agreement and License Agreement, revenue that may be generated in connection with licensing its intellectual property, available sales of shares under the Sales Agreement and the Stock Purchase Agreement, and available borrowings under the revolving credit facility. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenues, and the fact that we could use our capital resources sooner than we expect.

The COVID-19 pandemic has negatively impacted and will continue to impact our business, operations and financial condition. As part of our response to COVID-19, we took certain measures in preserving liquidity.  In addition to the furlough implemented in March 2020, we have eliminated, reduced, or are deferring significant non-

essential expense including sales, marketing, quality, clinical, regulatory and all general and administrative expense. Non-essential programs have been eliminated or deferred where possible. In addition, we are working with suppliers to help match future revenue and expense.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(14,275)	$1,501	$(15,776)	(1,051)%
Investing activities	(3,001)	5,148	(8,149)	(158)
Financing activities	23,757	6,465	17,292	267
Effect of exchange rate on cash	13	(61)	74	121
Total	$6,494	$13,053	$(6,559)	(50)%

Net cash (used in) provided by operating activities.    Net cash used in operating activities was $14.3 million for the nine months ended September 30, 2020 compared to $1.5 million provided by operating activities for the nine months ended September 30, 2019, an increase in use of $15.8 million. These amounts primarily reflect net loss of $17.7 million for the nine months ended September 30, 2020 and $23.0 million for the nine months ended September 30, 2019. The net cash used in operating activities for the nine months ended September 30, 2020 was affected by a decrease in accounts payable, accrued expenses and other liabilities of $4.3 million, a decrease in contract liability under the Asset Purchase Agreement with Stryker of $10.7 million, a decrease in inventory of $1.2 million, partially offset by an increase in royalty and licensing receivable of $3.6 million and an increase in accounts receivable of $0.7 million. Non-cash reconciling items include an increase in unrealized foreign exchange gain/loss of $3.1 million, partially offset by a decrease from loss from debt extinguishment of $1.1 million.

Net cash (used in) provided by investing activities.    Net cash used in investing activities was $3.0 million for the nine months ended September 30, 2020, and for the nine months ended September 30, 2019 net cash provided by investing activities was $5.1 million, a decrease of $8.1 million. These amounts primarily reflect a decrease in cash provided from matured investments of $7.3 million, and an increase in costs related to the acquisition of property, plant, and equipment of $0.9 million.

Net cash provided by financing activities.    Net cash provided by financing activities was $23.8 million for the nine months ended September 30, 2020, and for the nine months ended September 30, 2019 was $6.5 million, an increase of $17.3 million. The increase is due to $15.9 million of proceeds from the issuance of common stock and prefunded warrants under the registered direct offering, $4.7 million of proceeds from the issuance of the PPP loan and net proceeds of $3.1 million from issuance of common stock, compared to the net proceeds of $3.3 million from the refinancing of the Oxford debt, and net proceeds of $3.0 million from issuance of common stock during the same period last year.

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

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 3.4% to 5.8%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board revenue share agreements of $0.4 million during the three months ended September 30, 2020, representing 2.7% of product revenue, and $0.6 million during the three months ended September 30, 2019, representing 3.7% of product revenue. Revenue share expense is included in research and development. For further information, see “Note H—Commitments and Contingencies” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Segment information
We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where we sell our products.

On August 29, 2019, we filed a lawsuit against Medacta USA, Inc. in the United States District Court for the District of Delaware. We amended our complaint on December 23, 2019, and again on October 14, 2020, adding Medacta International (Medacta’s USA, Inc.’s parent company) as a defendant (Medacta USA, Inc. and Medacta International SA are referred to, together, as “Medacta”). We are seeking damages for Medacta’s infringement of certain of our patents related to patient-specific instrument and implant systems, alleging that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer to our original complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by us. Medacta’s answer also alleges the affirmative defense that our asserted patents are invalid. We expect that Medacta will similarly respond to our amended complaint. Discovery is proceeding in the lawsuit.

On March 20, 2020, Osteoplastics LLC, or "Osteoplastics" filed a lawsuit against us in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020. Osteoplastics alleges that our proprietary software, including our iFit software platform, and our use of our proprietary software for designing and manufacturing medical devices, including implants, infringes seven patents owned by Osteoplastics. On June 15, 2020, we filed a motion to dismiss Osteoplastics’ complaint. The court has not yet ruled on the motion.

On April 24, 2020, we filed a lawsuit against Wright Medical Technology, Inc. and Tornier, Inc., or “Wright Medical,” in the United States District Court for the District of Delaware. We are seeking damages for Wright Medical’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that Wright Medical’s multiple lines of patient-specific shoulder instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Wright Medical’s Tornier Blueprint™ 3D Planning + PSI shoulder replacement systems.

On May 8, 2020, we and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company or “Aetna” in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. The complaint alleges that Aetna has violated its duties under state and federal law, including the Employee Retirement Income Security Act. On July 23, 2020, Aetna filed a motion to dismiss the complaint.  The court has not yet ruled on the motion.

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

The novel coronavirus (COVID-19) pandemic and the response to it have reduced demand for our products, and as a result we reduced our operations and production capacity, and these circumstances have had and are expected to continue to have a significant negative affect on our revenue.
In December 2019, an outbreak of respiratory illness caused by a novel coronavirus began in Wuhan, China. As of November 2, 2020, that outbreak has led to more than 46.7 million confirmed cases worldwide, with many countries throughout the world confirming cases. The World Health Organization has declared the outbreak a pandemic and a global public health emergency. In addition to those who have been directly affected, millions more have been affected by government efforts in the United States, the European Union and around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny and other measures. The pandemic and measures taken in response by governments, private industry, individuals and others have also had significant direct and indirect adverse impacts on businesses and commerce as supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services has spiked, while demand for other goods and services has decreased significantly.
The future progression of the pandemic, including the scope, severity and duration of the pandemic, potential resurgences, the speed and effectiveness of vaccine and treatment developments, and the direct and indirect economic effects of the pandemic and containment measures, and its effects on our business and operations remain highly uncertain. We have experienced significantly decreased demand for our products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had and is expected to continue to have a significant negative effect on our revenue. Within the U.S. and Germany, which are our major sales markets, case counts generally appear to be increasing as cold weather increases. This increasing case count could lead to further reductions in demand and/or hospital capacity for elective procedures in the upcoming several months.
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

The Company has received a notification letter from the Nasdaq Listing Qualifications Staff that its common stock does not satisfy Nasdaq’s $1.00 minimum price per share rule and could face delisting by Nasdaq if it is unable to regain compliance with this requirement, which could adversely affect our ability to sell stock in the public markets, the liquidity of our common stock and our general ability to raise additional capital.
Our common stock currently is listed for quotation on the Nasdaq Global Select Market. We are required to meet specified financial requirements in order to maintain our listing on the Nasdaq Global Select Market. On April 13, 2020, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market. Under the Nasdaq Listing Rules, the Company has until December 24, 2020 to regain compliance. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 or higher for a minimum of ten consecutive business days, and in such case, Nasdaq will provide the Company with written confirmation of compliance.
If the Company does not regain compliance by December 24, 2020, the Company is expected to be eligible for an additional 180 calendar day compliance extension, provided the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, except the bid price requirement. To obtain such an extension, the Company would need to apply to immediately move its listing from the Nasdaq Global Select Market tier to the Nasdaq Capital Market tier, which is Nasdaq’s tier for companies with lower market capitalizations.
If the Company’s common stock does not regain compliance with the minimum price requirement during the applicable compliance period, the Company may need to effect a reverse stock split, whereby shares of the Company’s common stock are consolidated so that the per-share trading price becomes greater than $1.00 per share. Such a reverse stock split would require approval by the Company’s stockholders, and the Company would need to seek such approval at its 2021 annual meeting of stockholders.

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
4.1
Form of Pre-Funded Warrant for September 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-37474) filed on September 24, 2020)

4.2
Form of Common Stock Warrant for September 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K (File No. 001-37474) filed on September 24, 2020)

10.1
Third Amendment, dated July 1, 2020, to Loan and Security Agreement by and between Conformis, Inc., ImaTx, Inc., Conformis Cares LLC and Innovatus Life Sciences Lending Fund I, LP (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-37474) filed on July 6, 2020)

10.2*	Fourth Amendment, dated August 20, 2020, to Loan and Security Agreement by and between Conformis, Inc., ImaTx, Inc., Conformis Cares LLC and Innovatus Life Sciences Lending Fund I, LP
10.3
Placement Agent Agreement, dated as of September 23, 2020, by and between Conformis and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s current report on Form 8-K (File No. 001-37474) filed on September 24, 2020)

10.4
Form of Subscription Agreement for September 2020 Registered Direct Offering (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-37474) filed on September 24, 2020)

10.5*	Form of Global Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

 Date: 11/4/2020

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer

 Date: 11/4/2020

CONFORMIS, INC.

By:	/s/ Robert Howe
Robert Howe Chief Financial Officer (Principal Financial Officer)