Form 10-K
period 2020-12-31
Conformis Inc
filed 2021-03-04
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission file number: 001-37474

Conformis, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2463152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 Technology Park Drive Billerica, MA	01821
(Address of principal executive offices)	(Zip Code)
(781) 345-9001
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading	Name of Each Exchange on Which Registered
Common Stock, $0.00001 par value	CFMS	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The NASDAQ Capital Market as of such date) was $58,089,326. As of February 26, 2021 there were 182,578,964 shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Conformis, Inc.

PART I

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, our ability to raise additional funds, plans and objectives of management, effects of pandemics or other widespread health problems such as the ongoing COVID-19 pandemic on our business and expected market growth are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
These forward-looking statements include, among other things, statements about:
•our estimates regarding the potential market opportunity and timing of estimated commercialization for our current and future products, including our iUni, iDuo, iTotal CR, iTotal PS, iTotal Identity, Conformis Hip System, and the planned launch of a new standard knee offering;
•our expectations regarding our sales, expenses, gross margin and other results of operations;
•our strategies for growth and sources of new sales;
•maintaining and expanding our customer base and our relationships with our independent sales representatives and distributors;
•our current and future products and plans to promote them;
•the anticipated trends and challenges in our business and in the markets in which we operate;
•the implementation of our business model, strategic plans for our business, products, product candidates and technology;
•our ability to achieve anticipated milestones under our collaborations;
•our ability to successfully develop and commercialize planned products;
•the future availability of raw materials used to manufacture, and finished components for, our products from third-party suppliers, including single source suppliers;
•product liability claims;
•patent infringement claims;
•our ability to retain and hire necessary employees and to staff our operations appropriately;
•our ability to compete in our industry and with innovations by our competitors;
•potential reductions in reimbursement levels by third-party payors and cost containment efforts of accountable care organizations;
•our ability to obtain reimbursement or direct payment for our products and services;
•our ability to protect proprietary technology and other intellectual property and potential claims against us for infringement of the intellectual property rights of third parties;
•potential challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;
•the anticipated adequacy of our capital resources to meet the needs of our business or our ability to raise any additional capital;
•anticipated continuing negative impacts related to the COVID-19 pandemic and the actions that we have taken and are planning in response, including our ability to continue production, the reliability of our supply chain, our ability to meet obligations and covenants under our loan agreements, the duration of decreased demand for our products, and whether or when the demand for elective surgery procedures will increase;
•our ability to satisfy all applicable NASDAQ continued listing requirements; and
•our ability to continue as a going concern.
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

Risks Factors Summary

The following is a summary of the principal risk factors that make an investment in our common stock speculative or risky. Before you invest in our securities, you should read the following summary together with the more detailed description of material risks described under "Risk Factors" in Item 1A of this Annual Report and the other information contained in this Annual Report.

Risks related to our financial position.
a.We have incurred losses in the past, expect to continue to incur losses in the future.
b.Our existing and any future indebtedness could adversely affect our ability to operate our business.
Risks related to our business, industry and competitive position.
a.We have derived nearly all of our revenue from sales of a limited portfolio of knee and hip replacement products to a small number of customers.
b.We may not be successful in the development of, obtaining regulatory clearance for, or commercialization of, additional products.
c.We face competition from large, well-established companies as well as new market entrants.
d.We are deploying a new business model in an effort to disrupt a relatively mature industry.
e.The success of our products is dependent on our ability to demonstrate their clinical benefits.
f.We are subject to cost-containment efforts of, hospitals and other medical facilities and group purchasing organizations.
g.Our revenues depend upon prompt and adequate coverage and reimbursement from public and private insurers and national health systems.
h.If we are unable to train orthopedic surgeons on the safe and appropriate use of our products or if trained surgeons do not continue to use our products, we may be unable to achieve expected growth.
i.We rely on a limited number of sales representatives and distributors to market and sell our products.
Global economic conditions may adversely affect our results of operations.
a.The novel coronavirus (COVID-19) pandemic continues to adversely affect our business.
b.Our sales and marketing depends on working relationships with R&D consultants and surgeons.
c.Fluctuations in insurance cost and availability could adversely affect us.
d.Consolidation in the healthcare industry could lead to demands for price concessions or the exclusion of some suppliers from certain of our markets.
Risks related to our manufacturing
a.We may encounter manufacturing delays or problems or fail to meet certain regulatory requirements.
b.We are dependent on third-party suppliers for important product components and essential services.
c.We utilize a "just-in-time" manufacturing and delivery model with minimal inventory levels, leaving us vulnerable to delays or shortages of key components or materials, or product delivery delays.
d.Our proprietary iFit software is critical to our business, and any delays in fixing bugs or errors and any limitations in our ability to modify such software for future products or modifications could hurt us.
Risks Related to Our Information Technology, Cybersecurity and Data Protection
a.IT system management and implementation issues and security risks could disrupt our operations.
b.A cybersecurity incident could result in confidential data loss or give rise to remediation and liabilities.
Risks related to our international operations
a.Our international sales and operations expose us to various risks, including currency fluctuations.
Risks related to efforts to expand our growth
a.We intend to grow our organization in accordance with our new long-range business plan, and as a result, we may encounter difficulties in managing our operations.
b.Our success depends on our ability to retain, attract, retain and motivate officers and other personnel.
Risks related to our intellectual property and potential litigation
a.We may not be able to obtain or protect proprietary rights relating to our products.
b.We may be involved in lawsuits to protect or enforce our intellectual property rights.
c.We license intellectual property rights from third parties under agreements that could be terminated.
d.We may not be able to license additional intellectual property rights that we need for our business.
e.Product liability lawsuits have been and may continue to be brought against.

Risks related to government regulation
a.Our medical device products are subject to extensive U.S. and foreign governmental regulation.
b.If our products, or malfunction of our products, contribute to a death or injury, we may face voluntary corrective actions or agency enforcement actions.
c.We may be subject to voluntary or mandatory product recalls.
d.Improper marketing or promotion of our products for which we have received regulatory clearance, approval, or certification could result in enforcement actions against us.
Risks related to other legal and compliance matters
a.We have been subject to securities class action litigation and may be subject to similar or other litigation in the future, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.
b.Our relationships with healthcare providers, physicians and third-party payors will be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
c.Laws and regulations governing international operations may keep us from manufacturing and selling products outside of the U.S. and require us to develop and implement costly compliance programs.
d.If we are found to have violated laws protecting the privacy or security of patient health information or other personal data, we could be subject to penalties, litigation or regulatory investigations.
e.Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.
Risks related to our common stock
a.We have issued substantially all of our available authorized shares of common stock.
b.Our common stock could be delisted if we fail to maintain compliance with Nasdaq requirements.
c.The price of our common stock can be volatile and fluctuate substantially.
d.Our quarterly operating results are subject to substantial fluctuations.
e.Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
f.Provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by stockholders to replace or remove current management.
g.Exclusive forum provisions could discourage lawsuits against us and our directors and officers.
h.We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 1. BUSINESS
Overview
We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants and instruments that are individually sized and shaped, which we refer to as personalized, individualized, or sometimes as customized, to fit each patient's unique anatomy. The worldwide market for joint replacement products is approximately $19.5 billion annually and growing. We believe our iFit technology platform is applicable to all major joints in this market.
We offer a broad line of personalized knee implants and instruments designed to restore the natural shape of a patient’s knee. As of December 31, 2020, we had sold a total of more than 125,000 knee implants worldwide, including more than 100,000 total knee implants and 25,000 partial knee implants. In multiple clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function, including kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or “off-the-shelf,” implants that it was tested against. In 2016, we initiated the broad commercial launch of the iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market. In the second half of 2021, we plan to launch a new standard knee offering, which is being designed to provide a lower-cost alternative to hospitals, outpatient surgery centers, and ambulatory surgical centers (ASCs), while still taking full advantage of years of patient data collected through Conformis’ unique business model. We are planning for a limited commercial launch of our cementless or Press Fit option for our iTotal Identity knee implant beginning during the fourth quarter of 2021 and/or first quarter of 2022, with the full commercial launch planned by the second half of 2022.
In July 2018, our first Conformis Hip Systems were implanted in a limited commercial launch. On November 11, 2019, we entered full commercial launch of the Conformis Hip System. We are planning for a limited commercial launch of a second stem for the Conformis Hip System in the first half of 2022. In September 2020, we announced the new Cordera™ Hip System, and in December 2020, we commenced the U.S. commercial launch of the new Cordera™ Match Hip System, one of multiple planned product extensions featuring the Cordera™ Hip System.
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
•For the patient.  We believe that our individualized approach offers better clinical outcomes when compared to off-the-shelf implants based on the following measures:

▪Better fit.  We design our personalized joint implants to restore each patient's own native anatomy. As a result, we believe that our implants fit better.

•Faster recovery.  We believe an individual fit requires less bone and soft tissue removal by the surgeon, thereby shortening recovery times.
•Better function.  We design our personalized implants to follow the particular shape and contour of each patient's joint. As a result, we believe our implants offer an increased potential for a knee or hip that moves more naturally and is more stable.
•Greater patient satisfaction.  We believe our implants offer patients greater overall satisfaction with the results of their knee or hip replacement.
A study of 63 knee replacement surgeries, utilizing our iTotal CR total knee replacement system, published in 2017 in the peer-reviewed Journal of Knee Surgery, or 2017 JOKS, indicates that 84% of patients achieved perfect neutral coronal mechanical alignment after surgery, and that 100% of patients were within the desired alignment range after surgery. At the time the 2017 JOKS Study was conducted, one of the authors of this study was a paid consultant to us. Similarly, a prior retrospective study of 200 knee replacement surgeries published in 2014 in the peer-reviewed Journal of Arthroplasty, or the 2014 JOA Study, indicated that our iTotal CR implant was 1.8 times more likely to be in the desired alignment range after surgery than an off-the-shelf implant. At the time the 2014 JOA Study was conducted, one of the authors of this study was a paid consultant to us. A study published in May 2018 in The Journal of Knee Surgery, a peer-reviewed orthopedic journal, entitled “In Vivo Tibial Fit and Rotational Analysis of a Customized, Patient-Specific TKA versus Off-the-Shelf TKA,” indicated that the iTotal CR knee replacement implant provided better rotational alignment and tibial fit compared to off-the-shelf implants (i.e., non-personalized). We provided financial support for this study and the author is a paid consultant of ours on other matters. In addition, in a September 2020 report from Beyond Compliance, results were presented summarizing six-year data from the England and Wales National Joint Registry demonstrating high survivorship in patients treated with the iTotal CR knee replacement implant, specifically the data showed a low cumulative percent revision of 1.6% for Conformis patients as compared with 2.4% for all total knee replacement patients. A clinical research study published online in July 2020 in The Journal of Bone and Joint Surgery Reviews found that the patients studied, who all received Conformis patient-specific iTotal PS (posterior-stabilized) knee replacement implants, were 90% satisfied, or very satisfied, 18–28 months post-surgery.

•For the surgeon.  We believe that the combination of the use of our pre-surgical plan, or iView, and patient-specific iJigs with our personalized joint replacement implants enables a more accurate, reproducible and simplified surgical procedure by reducing the number of required steps and increasing the precision of the placement of the implant. With regard to our Conformis Hip System, our pre-operative surgical plan, or Hip iView, provides anatomical information to surgeons in advance of surgery that is not available today through the use of standard templating tools. In addition, surgeons have input into our hip system designs within a defined range of parameters to allow surgeons to optimize the Conformis Hip System for each patient, including allowing for leg length correction. An acetabular positioning iJig is used to place the acetabular cup in the position which is intended to maximize anatomical coverage of the cup, with the goal of eliminating the need for intra-operative navigation and also reducing or eliminating surgeon exposure to fluoroscopy. Our novel acetabular reaming system interacts with the acetabular iJigs to ream only to a predetermined depth, thereby reducing inadvertent punctures of the pelvis, in a reduced number of procedural steps.
•For the hospital, ambulatory surgical center or other medical facility.  Our hip and knee replacement joint products are delivered directly to the surgery center in a single, sterile, patient-labeled kit, eliminating the need for surgery centers to stock excess inventory for each surgical procedure. Unlike off-the-shelf systems for both knee and hip, our systems require little to no re-useable instrumentation due to the use of 3D printed iJigs as well as 3D printed intra-operative sizing trials. This eliminates or reduces the quantity of re-useable instruments and trays that must be processed through the facility to support each surgical procedure, which is especially important for ambulatory surgical centers, and reduces per case cost and also the potential risk for infection. Operating room set up time is also reduced due to the limited number of instruments needed which supports the ability to complete more surgical cases in a given day. We believe that our personalized joint replacement implants and iFit technology platform provide a better economic outcome for hospitals or other medical facilities by:
•improving patient recovery times, reducing blood loss and reducing adverse event rates;
•reducing the costs associated with managing and sterilizing large numbers of reusable instruments; and
•improving turnaround times with the potential for more procedures to be completed within the same amount of time and for the hospital or other medical facility to generate additional revenue.

•For the payor. We believe that our individualized approach offers better clinical outcomes when compared to off-the-shelf implants which leads to faster patient recoveries and lower costs for payors.
As of January 31, 2021, we own or exclusively in-license a total of approximately 349 issued patents and pending patent applications that cover personalized implants and patient-specific instrumentation, or PSI, for all major joints and other elements of our iFit technology platform. Our intellectual property portfolio includes 159 issued United States patents, 131 patents issued in countries outside the United States, and 59 patent applications worldwide. See "Note H—Commitments and Contingencies—Legal Proceedings" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for information regarding our patent litigation.
All of our knee replacement products and related design software have been cleared by the U.S. Food and Drug Administration, or FDA, under the premarket notification process of Section 510(k) of the federal Food, Drug, and Cosmetic Act, or the FDCA, and have received CE Certificates of Conformity allowing us to affix the CE Mark. We market our products and services to orthopedic surgeons, hospitals, and other medical facilities, and patients. We use direct sales representatives, independent sales representatives and distributors to market and sell our products in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Spain, Portugal, the Netherlands, Belgium, the Dutch Antilles, Suriname, Australia, Argentina, the United Arab Emirates, the Sultanate of Oman, Italy, San Marino, Poland and other markets.

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
An estimated 32.5 million people in the United States and 500 million people worldwide suffer from osteoarthritis. Compelling demographic trends, such as the growing population of aging yet active individuals and rising rates of obesity, are expected to be key drivers in the continued growth of osteoarthritis occurrence. The National Institutes of Health, or NIH, projects that by 2030, approximately 70 million people in the United States will be 65 years or older and will be at high risk of developing osteoarthritis. Osteoarthritis is more common in adults over the age of 50, but the condition and precursors of the condition can be observed much earlier. For moderate to advanced cases of osteoarthritis, a surgical procedure may be required to replace the damaged joint. During this joint replacement, or arthroplasty, procedure, a surgeon removes the damaged bone in the affected joint and inserts an implant as a replacement. The joint implant may replace all of the principal components of the joint, in which case the procedure is referred to as a total joint replacement, or may replace only a portion of the joint, in which case the procedure is referred to as a partial joint replacement.
Joint replacement market
According to the Orthopaedic Industry Annual Report for the 2019 calendar year, which was published in May 2020 by Orthoworld Inc., or the 2019 Orthoworld Report, worldwide sales of joint replacement products, including replacements for knees, hips, shoulders, elbows, wrists, ankles and digits outside of trauma, exceeded $19.5 billion in 2019 and are expected to grow to approximately $20.5 billion by the end of 2022.
The 2019 Orthoworld Report estimated that worldwide sales of knee replacement products totaled approximately $9.3 billion and, according to SmartTRAK, the United States represented approximately 59% of total estimated worldwide sales of such products.
In 2019, according to the 2019 Orthoworld Report, worldwide sales of hip replacement products totaled approximately $7.8 billion. According to SmartTRAK, the United States represented approximately 52% of the total estimated worldwide hip replacement sales. SmartTRAK estimates that primary total hip replacement implants accounted for approximately 66% of revenue of the 2019 hip replacement market in the United States.

The market for joint replacements extends beyond knee and hip replacements. For example, the treatment of osteoarthritis in the extremities, including the shoulder, elbow, wrist, ankle and digits, may involve the replacement of the affected joint. According to the 2019 Orthoworld Report, the worldwide extremities joint replacement market was estimated at $2.4 billion in 2019.

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
Our iFit technology platform comprises three key elements:
•iFit Design, our proprietary algorithms, computer software and design services that we use to design personalized implants and their associated individualized iJigs based on a CT scan of the patient and to prepare a surgical plan personalized for the patient that we call iView.

•iFit Printing, a 3D printing technology that we use to manufacture iJigs and may extend to manufacture certain components of our personalized replacement implants.

•iFit Just-in-Time Delivery our just-in-time manufacturing and delivery capabilities. We manufacture the personalized replacement implants and iJigs to order and do not maintain significant inventory of finished products. We deliver the personalized replacement implants and iJigs to the hospital or other medical facility in advance of the scheduled arthroplasty procedure.

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
•For the patient. We believe that our individualized approach offers better clinical outcomes when compared to off-the-shelf implants based on the following measures:

•Better fit.  Using our proprietary algorithms and computer software, we design our personalized knee and hip implants to restore the patient's own native anatomy. As a result, we believe that our implants fit better and regain better function, which is important to minimize pain and maintain the integrity of the implant.

•Faster recovery.  We believe an individual fit requires less bone and soft tissue removal by the surgeon, resulting in less bleeding and swelling within the knee and shortened recovery times.

•Better function.  We design and/or plan our implants to match the patient's anatomy to provide a more stable, natural feeling joint. With regard to our personalized knee implant products, we match the patient’s natural "J" curves, corrected for deformities caused by osteoarthritis, preserve the patient's medial and lateral joint lines, and minimize up-and-down rocking and lift-off of the patient's condyles during normal knee movement.

•Greater patient satisfaction.  We believe that, as a result of our individualized implants fitting and functioning better, patients have greater overall satisfaction with the results of their knee and hip replacements.

•Earlier intervention.  We believe that patients who undergo knee and hip replacement with one of our products typically retain more of their bone during the surgical procedure, as compared to patients who undergo knee or hip replacement using an off-the-shelf implant. The more bone that is preserved, the more likely the patient will have sufficient bone available if a revision surgery is necessary. As a result, patients may undergo knee or hip replacement surgery at an earlier age.

•For the surgeon.  We believe that our iFit technology platform offers an improved surgical procedure and greater efficiencies for surgeons when compared to knee and hip replacements with off-the-shelf implants based on the following measures:

•Improved surgical procedure.  We believe that the combination of the use of our iJigs with our personalized surgical plan and personalized knee and hip implants enables a more accurate, reproducible and simplified surgical procedure by reducing the number of steps and increasing the precision of implant alignment. In our knee replacement procedure, the surgeon received our individualized pre-operative surgical plan or iView, that indicates where the surgeon makes a predetermined number of cuts that are specifically tailored to each patient and designed to result in a precise fit without the need for repetitive cutting of bone or soft tissue. In our hip replacement procedure, the surgeon receives our individualized pre-operative surgical plan, or Hip iView, that provides anatomical information in advance of surgery that is not available today through the use of standard templating tools. In addition, surgeons have input into our hip system designs within a defined range of parameters to allow surgeons to optimize the Conformis Hip System for each patient, including allowing for leg length correction. Our novel acetabular reaming system interacts with the acetabular iJigs to ream only to a predetermined depth, thereby reducing inadvertent punctures of the pelvis, in a reduced number of procedural steps. An acetabular positioning iJig is used to place the acetabular cup in the position which is intended to optimize anteversion, inclination and anatomical bone coverage of the cup, which we believe will eliminate the need for intra-operative navigation, and also the use of fluoroscopy during the procedure, reducing radiation exposure for both the patient and the surgical staff.

•Bone preservation.  We believe our knee implants result in the preservation of more bone for several reasons:

•We use our iFit technology platform to design each of the bone cuts required to fit our personalized implants so as to minimize bone resection and maximize bone preservation for the individual patient.

•Our femoral component is fitted using six cuts of the femur as compared to the five cuts typically used with off-the-shelf implants. We reviewed an abstract presented at the 2012 Annual Meeting of the Orthopedic Research Society, which studied stress and fatigue in a six-cut femoral implant model that was thinner than a five-cut model by an average of two millimeters. The six-cut implant model displayed substantially lower maximum stress than a five-cut model at a known high-stress location. At the time of the study, two of the authors of this study were our employees, and two of the authors of this study were paid consultants to us. Based in part on this data, we believe our six-cut implants can be thinner than off-the-shelf implants without sacrificing implant strength. We believe a thinner implant requires the surgeon to remove less bone during implantation.

•Our summary of a peer reviewed study of 169 implants published in Reconstructive Review in 2016 indicates that our iTotal CR showed statistically significant less bone loss resection (p≤0.05) when compared to off-the-shelf implants. At the time of the study, two of the authors of this study were our employees, and one of the authors of this study was a paid consultant to us.
As a result, we believe our implants may appeal particularly to surgeons who treat young, active patients. The surgeons might otherwise recommend postponing surgery out of fear that the patient will not be eligible for a revision surgery if one becomes necessary.

•Fewer post-operative issues.  We believe our personalized knee implants reduce the number of post-operative issues. Our review of a retrospective study of 248 patients who had undergone a total knee replacement, published in the peer-reviewed journal Arthroplasty Today in 2017, or the 2017 AT Study, indicates that patients who received an iTotal CR had significantly lower transfusion rates (p=0.005) and adverse event rates at discharge (p=0.003) and at 90 days post-discharge (p=0.023) than patients who received an off-the-shelf total knee replacement implant. We provided financial support for this study. At the time of this study, one of the authors of this study was a paid consultant to us.

•Greater efficiency.  Because of the simplified surgical procedure used with our products, we believe total operating room time is reduced when implanting our knee or hip system as compared to off-the-shelf implants. Our summary of the results of a retrospective study of 70 patients who had undergone total knee replacement presented at the 2015 ICJR World Arthroplasty Congress indicates that average overall operating room time was statistically significantly reduced (p=0.028) for the group of patients who received an iTotal CR in comparison with patients who received an off-the-shelf knee replacement. We believe surgeons can use these time savings to increase their productivity. We also believe the Conformis Hip System will provide reduced operating times as compared to off-the-shelf implants based on both the implant sizing provided to the surgeon in the Hip iView as well as our novel reaming system.

•For the hospital, ambulatory surgical center or other medical facility.  We believe that our personalized implants and iFit technology platform provide a better economic outcome for hospitals or other medical facilities through:

▪Improved implant and instrument management and reduced sterilization costs.  As a result of our just-in-time delivery model, we ship our knee and hip implants and iJigs to the hospital or other medical facility in advance of the procedure, reducing the need to store implants and instruments in the hospital or other medical facility. Our hip and knee replacement joint products are delivered directly to the surgery center in a single, sterile, patient-labeled kit, eliminating the need for surgery centers to stock excess inventory for each surgical procedure. Unlike off-the-shelf systems for both knee and hip, our systems require little to no re-useable instrumentation due to the use of 3D printed iJigs as well as 3D printed intra-operative sizing trials. We estimate that a total knee replacement procedure using an off-the-shelf implant requires approximately 6 to 8 double-tiered instrument trays and a hip replacement procedure using an off-the-shelf implant requires approximately 5 to 7 double-tiered instrument trays, which must be cleaned, sterilized and stored between procedures at significant cost to the hospital or other medical facility. A knee replacement procedure using our iTotal CR product requires only one tray of reusable instruments and a hip replacement procedure using our Conformis Hip System uses only 2 trays of reusable instruments. As a result of our just-in-time delivery approach and the reduction in the requirements for reusable instruments in procedures using our products compared to off-the-shelf implants, we believe our products meaningfully reduce a hospital's or other medical facility’s instrument cleaning, sterilizing and storage costs.

•Improved productivity in the OR.  We believe that the iJigs we provide with our implants eliminate many of the intraoperative sizing steps and reduce the number of positioning steps necessary with off-the-shelf products. In addition, our approach of delivering a single-package with pre-sterilized, single-use instruments allows for a more streamlined and efficient operating room through quick and easy set up and tear down. As a result, we believe that knee and hip replacements with our personalized knee and hip implants can improve turnaround times with the potential for more procedures to be completed within the same amount of time and for hospitals or other medical facilities to generate additional revenue.

•Shorter stays.  We believe that our personalized total joint replacements may shorten hospital or other medical facility stays. Our summary of the results of the 2017 AT Study indicates that a statistically significantly greater percentage of patients who underwent total knee replacement were discharged in fewer than three days following surgery (p=0.037) in the iTotal CR group (42%) than in the off-the-shelf group (30%). Our summary of a study published in Reconstructive Review in 2019, of 62 patients with either our iTotal CR or an off-the-shelf implant in a “Fast Track” protocol, also indicates that a significantly higher (p≤0.05) proportion of iTotal CR patients (66%) were discharged in less than 1 day when compared to off-the-shelf patients (30%).

•Economic Savings. We believe that our technology offers the potential of significant economic savings to hospitals or other medical facilities and payors. For example, the 2017 AT Study compared adverse events rates and cost of care for total knee arthroplasty patients treated with either personalized individually made implants or off-the-shelf implants. In that study, the total average real hospital costs between the personalized implant and off-the-shelf groups were nearly identical (customized implant $16,192 vs OTS $16,240), suggesting that patients with customized implants received improved hospital outcomes at no additional cost to the hospital. However, risk-adjusted per patient total cost of care showed a net savings of $914 per patient for the customized implant group for bundle of care, including the preoperative computed tomography scan, total knee arthroplasty hospitalization, and discharge disposition. Follow-up care costs demonstrated a savings of $1,313 per patient. Additionally, a retrospective study that we funded reviewed over 4,000 Medicare patients who had undergone total knee replacement, was published in the peer-reviewed journal Orthopaedic Proceedings in October 2018, indicated that the cost of care over a 12-month total episode of care was, on average, $1,697 lower for patients who received our personalized implants compared to patients who received off-the-shelf total knee implants.

•Fewer adverse events.  Many insurers and third-party payors, including Medicare, require the hospital or other medical facility to bear the cost of treating infections and post-operative adverse events if they occur within 90 days following the implant procedure. If reusable instruments are not properly prepared prior to surgery, they are a potential source of costly infections. The lower number of reusable instruments used with our knee and hip implants reduces the possibility of contaminated instruments. Our summary of the results of the 2017 AT Study indicates that use of our iTotal CR statistically significantly reduced blood transfusion rates (p=0.005) and adverse event rates at discharge (p=0.003) as compared to an off-the-shelf knee implant. Our review of this published research, sponsored by us, also indicates that use of our iTotal CR is associated with lower adverse event rates during the 90-day period following surgery (p=0.023). The reduction in adverse events observed during the 90-day period following surgery is meaningful because hospitals or other medical facilities may not be reimbursed for additional post-operative follow-up care during this period.

Our strategy
Our objective is for our personalized implants to become the standard of care for orthopedic joint replacement surgery. We believe that our iFit Image-to-Implant technology platform will enable us to offer a wide variety of personalized joint replacement implants with superior performance that offer key clinical and economic benefits over off-the-shelf implants. Key elements of our strategy to achieve our objective are to:

•Expand our sales efforts to drive adoption of our products.  We systematically analyze market opportunities by considering factors such as the number of orthopedic surgeons, procedure volumes, pricing and reimbursement. We often seek to penetrate these markets by establishing relationships with influential surgeons who perform a high-volume of joint replacement procedures. We work with these surgeons to educate other surgeons.

•Leverage the clinical and economic benefits of our products and technologies.  We believe our personalized implant products offer important clinical and economic benefits to patients, surgeons and hospitals or other medical facilities. Potential benefits include better function, less bone resection, less blood loss, greater patient satisfaction, reduced length of stay and lower adverse event rates. These potential economic benefits for hospitals or other medical facilities also include reduced procedure times and reduced instrument management, cleaning and sterilization costs. We believe that our iFit technology platform will allow us to offer products for other joints that also afford important clinical and economic benefits. We have designed and sponsored studies that support these clinical and economic data. We will continue to establish these potential benefits through the design and sponsoring of studies to increase our available clinical and economic data.

•Seek to obtain enhanced reimbursement or create alternative payment models to enhance patient access and information. We believe that today’s reimbursement system does not easily allow for patients to realize the value of our technology. Currently, hospitals and other medical facilities purchase implants for use in joint replacement. Because hospitals are typically paid a global fee that includes implant acquisition costs, we do not believe that hospitals' interests are completely aligned with patient interests. Hospitals, for example, are incentivized to obtain the lowest cost joint replacement system to maximize profits while patients may place greater weight on performance and other factors. While many hospitals may rely on surgeon recommendations regarding implant purchase decisions, the increasing trend toward hospital-employee physicians and gainsharing has created a disincentive for physicians to provide full information to patients about their decision-making process relating to, and evaluation of, various surgical options, including the price-versus-performance value tradeoff between various replacement systems. To address these trends, we support clinical studies to demonstrate the overall value of our implants to the healthcare system, which could become increasingly important in bundled care settings. We also educate surgeons, hospitals and third-party payors on our existing clinical and economic benefits. And we actively reach out to private insurers to discuss both their reimbursement policies and how we can collaborate on alternate payment models. Additionally, we provide patient-focused educational and marketing materials to better provide patients, in collaboration with their surgeons, the tools to make more informed decisions about the choices of joint replacement systems available to them.

•Broaden our product portfolio by launching additional personalized orthopedic implants and complementary non-individualized or standard implants.  While our initial focus has been on the knee implant market, we believe our iFit technology platform is applicable to personalized implants for all major joints in the body and multiple implant subcategories within each joint. In 2017, we received clearance from the FDA for the Conformis Hip System, our first personalized hip replacement implant, which we launched on a limited basis in the second half of 2018. In November 2019, we received FDA clearance for and entered full commercial launch of the Conformis Hip System. We are planning for a limited commercial launch of a second stem for the Conformis Hip System in the second half of 2022. We launched on a limited basis our next generation iTotal CR Identity knee replacement implant in the second half of 2019 and are planning a full commercial launch for both the iTotal CR and PS Identity knee replacement implants in the second half of 2021. We have put the development of the next generation of our iUni partial knee replacement system on hold in order to focus on an iTotal cementless option for our iTotal knee implant. We are planning for a limited commercial launch of our cementless or Press Fit option for our iTotal Identity knee implant beginning during the fourth quarter of 2021 and/or first quarter of 2022, with the full commercial launch planned by the second half of 2022. In the second half of 2021, we plan to launch a new standard knee offering, which is being designed to provide a lower-cost alternative to hospitals, outpatient surgery centers, and ASCs, while still taking full advantage of years of patient data collected through Conformis’ unique business model. We also expect a limited commercial launch of our full system Identity knee replacement implants in the second half of 2021. We also may seek to apply our iFit technology platform to develop additional product opportunities in the knee and hip replacement markets and other orthopedic markets in the longer-term, including shoulder, other extremities and spine.

•Optimize our just-in-time manufacturing processes.  We have built state-of-the-art manufacturing processes, including proprietary software and 3D printing capabilities. We are continuing to invest in these processes, as we believe they provide us important competitive advantages, including:
•expansion of gross margin through various initiatives, including the ongoing vertical integration of some of our manufacturing processes and/or off-shoring of appropriate processes;
•shorter product design and development time frames; and
•continuous improvement of our products without the difficulty faced by our competitors of making obsolete a large inventory of off-the-shelf implants and instruments.

•Enhance our patent portfolio and continue to exploit our patent position.  As of January 31, 2021, we own or exclusively in-license a total of approximately 349 issued patents and pending patent applications that cover personalized implants and PSI for all major joints and other elements of our iFit technology platform. See "Note H—Commitments and Contingencies" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for information regarding our patent litigation.

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

Cordera Hip System
In addition to the patient-specific Hip System, we received FDA 510(k) clearance on August 28, 2019 for an off-the-shelf Cordera Hip System, and FDA 510(k) clearance on September 24, 2020 for an expansion to the Cordera™ Hip System which may incorporate a personalized surgical plan and patient specific instruments. The Cordera Hip System, is an uncemented, primary total hip replacement composed of femoral and acetabular components. The stems are offered in the same sizes as the patient-specific system and come in two standard neck angles and two standard neck lengths. Combined with our existing head and acetabular cup line, we can offer a standard off-the-shelf system, with or without surgical pre-planning and without the wait for personalization. The Cordera Hip System similar to standard off-the-shelf systems, does not offer personalized neck lengths, neck angles or versions. In December 2020, we commenced the U.S. commercial launch of the new Cordera™ Match Hip System, one of multiple planned product extensions featuring the Cordera™ Hip System. The Cordera™ Match Hip System is implanted utilizing a surgeon-approved, personalized iView and patient-specific iJigs.

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

Clinical studies
In evaluating the clinical and economic benefits of our personalized knee implants, we consider results obtained from studies sponsored by us, conducted by orthopedic surgeons who are paid consultants to us and conducted independently by orthopedic surgeons, including studies that compare our personalized knee implants with off-the-shelf knee implants. As of January 31, 2021, there have been more than 30 peer-reviewed journal articles and numerous abstracts either presented or accepted for presentation at conferences reporting on the results of clinical studies of our personalized knee implants. Of the published or presented studies known to us that compared our knee replacement product to an off-the-shelf product, most reported either that the performance of our knee replacement product was superior to an off-the-shelf product on the reported measures or that there were no statistically significant differences detected between the performance of our knee replacement product and an off-the-shelf knee replacement product on those measures.

Sales and marketing
We market and sell our products in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Spain, Portugal, the Netherlands, Belgium, the Dutch Antilles, Suriname, Australia, Argentina, the United Arab Emirates, the Sultanate of Oman, Italy, San Marino, Poland and other markets. We expect that our international activities will increase over the foreseeable future as we continue to pursue opportunities in additional international markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated results of operations—Product revenue" in this Annual Report on Form 10-K for a summary of product revenue by geography. We market our products to orthopedic surgeons, hospitals and other medical facilities, including ambulatory surgery centers, and patients. We expect to expand the size of our sales and marketing capabilities by entering into additional independent sales and distributor representative arrangements in key territories.
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
In our research and development activities, we actively work on:
•new products and services development;
•enhancements of existing products and software;

•improvements in our iFit technology platform to further advance production efficiency and decrease the production time from receipt of an order to delivery of our product; and
•advancements of our iFit technology platform that will enable us to provide our personalized products to a larger customer base, which we refer to as mass personalization.

Our team of 40 full-time research and development employees has extensive experience in biomechanical engineering, manufacturing engineering and software engineering and development. A significant portion of our research and development activities involves the development of proprietary algorithms and computer software that underpins our entire iFit technology platform. For the years ended December 31, 2020, and 2019, company-sponsored research and development expense was $11.9 million, and $12.5 million, respectively.
When we develop a new product or seek to improve our existing products, our team of biomechanical, process and software engineers typically collaborates closely with experienced orthopedic surgeons and other independent scientists. After we complete the development of a new product or an improvement to an existing product, we seek regulatory clearance before selling the product.

Manufacturing
We conduct our manufacturing activities in state-of-the-art design and manufacturing facilities in Wilmington, Massachusetts, Wallingford, Connecticut and Hyderabad, India.
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
In the future, if and as the volume of our product sales increases, we expect to take the following steps in connection with our manufacturing activities:
•continue to increase the production of certain components of our products that we manufacture in-house, which we believe we can manufacture at a lower unit cost than vendors we currently use;

•develop new versions of our software used in the design of our personalized joint replacement implants, which we believe will reduce costs associated with the design process; and

•obtain more favorable pricing of certain components of our products manufactured for us by third parties.
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
Quality assurance
We apply a variety of automated and manual quality controls to our iJigs, implant components and other instruments we supply to ensure that our products meet specified requirements. Members of our quality department also inspect our devices at various stages during the manufacturing cycle to verify that quality to specifications are met. Our quality department audits our suppliers on a set interval and schedule to ensure compliance to appropriate ISO standards, FDA regulations and to our specifications, policies and procedures for our devices.
We and our suppliers are subject to extensive regulation by the FDA under its Quality System Regulation, or QSR. The QSR requires manufacturers to establish and follow quality systems consistent with the QSR framework to ensure that their products consistently meet applicable requirements and specifications. In accordance with the QSR framework, we have validated and/or verified the processes used in the manufacturing and testing of our devices. Our Wilmington and Wallingford manufacturing facilities are FDA registered, and we believe they are compliant with the FDA's QSR. We maintain certification by the British Standards Institution (BSI Netherlands), or BSI, a Notified Body, as required by the Medical Device Directives of Europe, to the International Standards Organization Standard 13485 of our quality system. Certification by a Notified Body to ISO 13485 constitutes a presumption of conformity with the related elements of the MDD and, in the future, the MDR, a necessary element of obtaining CE Marking in the EU. As a result of Brexit, BSI has established offices in Netherlands to continue to provide Notified Body CE Mark services for the Industry in Europe. We have moved our registrations to BSI Netherlands Office. We are subject to periodic, announced and unannounced inspections by BSI, the FDA, and other governmental agencies. We continue to monitor our quality system and management efforts in order to maintain our overall level of compliance. See "Regulatory requirements" below.

Intellectual property
Protection of our intellectual property is an important priority for our company. Our success depends in part on our ability to obtain and maintain proprietary rights for our products and technology, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our intellectual property position by, among other things, filing patent applications in the U.S. and certain foreign jurisdictions related to our products and technology where patent protection is available. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.
We typically seek patents on inventions relating to personalized implants and iJigs, and on their methods of manufacture. We generally file patent applications in the United States, the major markets in the EU, and in select other commercially important countries. We typically rely on trade secret protection for our proprietary algorithms that we use to design personalized implants and iJigs.

Patent rights
As of January 31, 2021, we owned or exclusively in-licensed 290 issued patents around the world, including 159 patents issued in the United States and 131 foreign patents.
•With respect to the patents that we own relating primarily to our personalized joint replacement implants, the first nonprovisional application was filed in 2002 claiming priority to a provisional application filed in 2001 and is expected to expire in 2022 and the other patents are expected to expire between 2022 and 2036.

•With respect to the patents that we own relating primarily to our patient-specific instrumentation, the first nonprovisional application was filed in 2002 claiming priority to a provisional application filed in 2001 and is expected to expire in 2022 and the other patents are expected to expire between 2022 and 2036.

•With respect to the patents that we own relating primarily to our iFit technology platform, the first nonprovisional application was filed in 2002 claiming priority to a provisional application filed in 2001 and is expected to expire in 2022 and the other patents are expected to expire between 2022 and 2032.

As of January 31, 2021, we owned or exclusively in-licensed 59 patent applications, including 20 patent applications pending in the United States and 39 foreign patent applications.
•With respect to the patent applications that we own relating primarily to our personalized joint replacement implants, patient-specific instrumentation, and our iFit technology, the first group of applications were filed in 2001 and if patents issue on these applications, they would be expected to expire in 2022 and if patents issued on the other patent applications, such patents would be expected to expire between 2022 and 2036. Our patent portfolio covers a range of subject matter, including:

•personalized articular implants for the knee, hip, spine, shoulder, ankle and extremities;

•personalized instrumentation including for joint replacement and ligament reconstruction;

•imaging technology;

•3D printing technology for implants and instruments;

•methods of designing personalized implants and instruments; and

•methods of manufacturing personalized implants and instruments.

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
Patent litigation
See Part I, Item 3, Legal Proceedings of this Annual Report on Form 10-K.

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
License agreement with Stryker

On September 30, 2019, we entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics or Stryker. In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the agreements, we agreed to sell and license to Stryker certain assets relating to our patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. We received $14 million upfront and the right to receive up to an additional $16 million in milestone payments under the License Agreement and the Development Agreement. As of December 31, 2020, we had completed two of three milestones set forth in the License Agreement and the Development Agreement and received $5.0 million in the aggregate for achievement of these milestones. Under the long-term Distribution Agreement, we will supply patient-specific instrumentation to Stryker. We may be required to pay back a portion of the initial payment as it is contingent on the successful completion of milestones set forth in the Development Agreement and License Agreement.

License and settlement agreement with Zimmer

On May 22, 2020, we entered into a Settlement and License Agreement, with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC, or collectively, Zimmer Biomet, pursuant to which the parties agreed to terms for resolving then existing patent disputes. Under the Settlement and License Agreement, we and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties, we granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of our patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants, and Zimmer Biomet granted us a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for our implants and patient-specific instruments for the knee. Under the agreement, Zimmer Biomet was required to pay us a total of $9.6 million in installments through January 15, 2021, and all such payments were made and received by such date. No payment was due from us to Zimmer Biomet under the agreement.

Trademarks
As of January 31, 2021, we have filed 142 trademark registrations in the United States and in other major markets worldwide, including the following marks: Conformis, iFit, iTotal, iDuo, and iUni. We have 1 trademark application pending worldwide.

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
We believe that the principal factors on which we compete with others in our market include:
•the ability to introduce innovative products that are differentiated from competitors' offerings and represent an improvement over currently available products;

•the ease of use of the products and the quality of training, services and clinical support provided to surgeons and hospitals and other medical facilities;

•the safety and efficacy of products and procedures, as demonstrated in published studies and other clinical reports;

•the ability to anticipate and meet customers' needs and commercialize new products in a timely manner;

•acceptance and adoption of products by patients, physicians and hospitals and other medical facilities; and

•the price of products and cost effectiveness of the procedure and availability and rate of third-party reimbursement.

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

Regulatory requirements
Our medical device products are subject to extensive regulation by government agencies and other authorities in the United States and in other countries and jurisdictions, including the European Economic Area (EEA). These governmental authorities regulate the introduction of medical devices into their respective geographies within their jurisdiction. The regulations cover the entire life cycle of the product, including the research, development, testing, manufacture, quality control, packaging, storage, labeling, advertising and promotion of the devices. In addition, post-approval monitoring and reporting, as well as import and export of medical devices, are subject to regulatory requirements. The processes for obtaining regulatory approvals or clearances in the United States, certificates of conformity from Notified Bodies in the EEA, and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

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
Unless an exemption applies, a new medical device may not be marketed in the United States unless it has been cleared by the FDA through filing of a 510(k) premarket notification, or 510(k), approval of a de novo application, or approved by the FDA pursuant to a premarket approval application, or PMA. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA and the novelty of the medical device. Medical devices are classified into one of three classes depending on the level of control necessary to assure the safety and effectiveness of the device. Class I devices have the lowest level or risk associated with them, and are subject to general controls, including labeling, premarket notification and adherence to the QSR. Class II devices are subject to general controls and special controls, including performance standards. Most Class I devices and some Class II devices are exempt from the 510(k) requirement, although manufacturers of these devices are still subject to registration, listing, labeling and QSR requirements. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed.
To date, we have used the 510(k) premarket notification process to obtain regulatory clearance from the FDA for the marketing, sale and distribution of our joint replacement products in the United States. All of our currently marketed products are Class II devices marketed pursuant to 510(k) clearances. After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.
To date, none of our submissions to the FDA have required FDA review under the premarket approval process nor have any of our 510(k)s required the submission of clinical data. However, we have conducted and continue to conduct numerous post-market studies aimed at demonstrating the clinical benefits of our personalized knee replacement systems as compared to off-the-shelf systems.
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•establishment registration and device listing with the FDA;

•QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of ‘‘off-label’’ uses of cleared or approved products;

•requirements related to promotional activities;

•clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;

•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

•correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and

•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.
The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•unanticipated expenditures to address or defend such actions;

•customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•operating restrictions, partial suspension or total shutdown of production;

•refusing or delaying our requests for regulatory approvals or clearances of new products or modified products;

•withdrawing a PMA that has already been granted;

•refusal to grant export approval for our products; or

•criminal prosecution.

Regulation of medical devices in the EEA

The EU Medical Devices Directive (Council Directive 93/42/EEC), or the MDD, sets out the basic regulatory framework currently applicable to medical devices in the EEA. In the EEA, our medical devices must comply with the Essential Requirements in Annex I to the EU Medical Devices Directive, which we refer to as the Essential Requirements. Compliance with these requirements is a prerequisite to be able to affix the CE Mark, to our medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements of the MDD and obtain the right to affix the CE mark, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), in relation to which the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a third-party organization designated by a Competent Authority of an EEA country to conduct conformity assessments, which is referred to as a Notified Body. The Notified Body would typically audit and examine products' technical documentation and the quality system for the manufacture, design and final inspection of the devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.
As a general rule, demonstration of conformity of medical devices and their manufacturers with the Essential Requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical studies conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical studies and scientific literature. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These include the requirement of prior authorization by the Competent Authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee. This process can be expensive and time-consuming.
To date, we have used the CE Marking process to satisfy the conformity standards required to market and sell our joint replacement products in the EU. CE marking of our products currently involves a Notified Body. The Notified Body that has conducted conformity assessments with respect to our joint replacement products is BSI Netherlands.
Even after we receive a CE Certificate of Conformity enabling us to affix the CE Mark on a product and to sell our product in the EEA countries, a Notified Body or a competent authority may require post-marketing studies of our product. Failure to comply with such requirements in a timely manner could result in the withdrawal of our CE Certificate of Conformity and the recall or withdrawal of our product from the market in the EEA, which would prevent us from generating revenue from sales of that product in the EEA. Moreover, each CE Certificate of Conformity is valid for a maximum of five years, but more commonly three years. Our current CE Certificates of Conformity are valid through December 2, 2022 for our iUni product, May 26, 2024 for our iDuo product, and May 26, 2024 for our iTotal PS product. Our iTotal CR product CE Certificate of Conformity expires on May 8, 2021 and we expect to receive a renewal certificate before expiration. At the end of each period of validity we are required to apply to the Notified Body for a renewal of the CE Certificate of Conformity. There may be delays in the renewal of the CE Certificate of Conformity or the Notified Body may require modifications to our products or to the related technical documentation before it agrees to issue the new CE Certificate of Conformity.
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
Moreover, in May 2017, the EU Medical Devices Regulation (Regulation 2017/745), or MDR was adopted. The EU Medical Devices Regulation repeals and replaces the MDD. Unlike directives, which must be implemented into the national laws of the individual EEA Member States, the Regulation will be directly applicable, i.e., without the need for adoption of national implement laws in the individual EEA countries, in all EEA countries and is intended to eliminate current differences in the regulation of medical devices among EEA countries. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The MDR will become applicable on May 26, 2021. Once applicable, the new Regulation will among other things:

•strengthen the rules on placing devices on the EEA market and reinforce surveillance once they are available;

•establish explicit provisions concerning manufacturers’ responsibilities for follow-up to ensure the on-going quality, performance and safety of devices placed on the market;

•improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EEA;

•strengthened rules for the assessment of certain high-risk devices which may have to undergo an additional check by experts before they are placed on the market.
We and the Notified Bodies who will oversee compliance with the new MDR face uncertainties as the MDR is rolled out and enforced by the European Commission and the Competent Authorities of EEA countries, creating risks in several areas, including the CE Marking process and data transparency, in the upcoming years. Major Quality System updates, including Clinical Evaluation and Post Market Surveillance, are complete and being rolled out within the Company. The technical documentation updates for our first product to require MDR CE Marking are underway. Our EU MDR Quality System audit was accepted by the Notified Body and we are currently awaiting the scheduling date for our Quality System audit, which will include witness tests and reconciliation activities during on-site audits to ensure that the quality management system is working properly. We expect to be compliant with the applicable requirements of the EU MDR by May 2021.
UK and Brexit
The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created significant uncertainty concerning the future relationship between the UK and the EU. On December 24, 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement. The Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods. The Agreement does not however, specifically address medical devices. The Agreement seeks to ensure that the parties ensure “regulatory cooperation”. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. In light of the fact that the CE marking process is set out in EU law, which no longer applies in the UK, the UK has devised a new route to market culminating in a UK Conformity Assessed (UKCA) mark to replace the CE mark. Northern Ireland will, however, continue to be covered by the regulations governing CE marks. As part of the Agreement, the EU and the UK have agreed to continue to recognize declarations of conformity based on a self-assessment in the other territory.
The UK Medicines and Healthcare Products Regulatory Agency (MHRA) has issued Guidance on Regulating medical devices in the UK. This Guidance provides that the MHRA continue to recognize CE marking in Great Britain until June 30, 2023 and certificates issued by Notified Bodies designated in the EEA will continue to be valid for the Great Britain market until June 30, 2023. From July 1, 2023, manufacturers must obtain the UKCA mark, to place a medical device on the Great Britain market manufacturers must register their devices with the MHRA via the Device Online Registration System, subject to grace periods depending on the device classification. Manufacturers are required to designate an Authorized Representative in the UK and we have designated MDSS as our Authorized Representative in the UK and the EU. A UK designated Notified Body will be also be required for placing our devices on the market in the UK and we have designated BSI UK as our Notified Body in the UK and BSI Netherlands in the EU.
Marketing and sales considerations in the EEA and the UK
In the EEA and the UK, medical devices may be promoted only for the intended purpose for which the devices have been CE Marked. The advertising and promotion of our products in the EEA is subject to EEA countries’ national laws implementing the MDD and, in the future, applying the MDR. Moreover, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as national legislation of individual EEA countries governing the advertising and promotion of medical devices also apply. EEA countries’ legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EEA and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
Failure to comply with this requirement could lead to the imposition of penalties by the Competent Authorities of EEA countries and the UK. The penalties could include warnings, orders to discontinue the promotion of the medical device, seizure of the promotional materials and fines.
Product vigilance and post-approval monitoring in the EEA and the UK
Additionally, all manufacturers placing medical devices on the market in the EEA and the UK are legally bound to report certain incidents involving devices they produce or sell to the Competent Authority, in whose jurisdiction the incident occurred and to their Notified Body. Under the MDD, an incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient, or user or of other persons or to a serious deterioration in their state of health.
In the EEA and the UK, manufacturers must comply with vigilance reporting requirements. Incidents must be reported to the relevant Competent Authorities of the EEA countries or the MHRA in the UK. Manufacturers are required to take field safety corrective actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. See "Risk Factors-Risks related to government regulation — If our products, or malfunction of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions, which could harm our business."
Third-party reimbursement
In the United States and most other major joint implant markets outside the United States, many third-party payors, including government health programs, commercial health insurers and managed care organizations, reimburse hospitals and other medical facilities an aggregate amount for all elements of a joint replacement procedure, including operating room time, patient care and the joint replacement product. As a result, our products generally are not reimbursed separately, but instead are subject to the limits imposed by third-party payors on the coverage and reimbursement of procedures that utilize our products.
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
In the EEA, pricing and reimbursement schemes vary widely from country to country. In many foreign markets, pricing and approval of use of medical devices is subject to governmental control.
In January 2019, the rate of reimbursement for surgical procedures using our products in Germany was changed. Beginning January 1, 2019, the reimbursement for surgical procedures using our iTotal CR and iTotal PS products increased by approximately 1.6%, while the reimbursement for surgical procedures using our iUni and iDuo products increased by approximately 30% and 11%, respectively. Though this increase in reimbursement is a positive change, especially with regard to our iUni and iDuo products, we continue to experience MDK denials of the higher reimbursement code, which continues to adversely impact our sales in Germany. We are working with our physicians and hospitals and other medical facilities in Germany and experienced consultants to appeal MDK denials and demonstrate to MDK the benefits of our products, including patient satisfaction and recovery rates. In each of the years ended December 31, 2020 and 2019, sales in Germany represented 10% of our total product sales. In addition to being affected by changes in reimbursement rates, use of our products for each patient in Germany may also be subject to approval by the Medizinischer Dienst der Krankenkassen (translated: Medical Service of Health Insurance), or MDK. Beginning in 2016, we experienced a significant increase in the number of denials by MDK for increased cost associated with the use of our products and, in such instances, the amount of reimbursement to the hospitals and other medical facilities was lowered to that of an off-the-shelf knee. We believe that the change in the rate of reimbursement for surgical procedures using our iTotal CR and iTotal PS products has not materially impacted sales in Germany. The decrease in the rate of reimbursement for surgical procedures using our iUni and iDuo products and the increasing denials by MDK for approval under the higher reimbursement code has adversely impacted our sales in Germany.
Healthcare laws and regulations
Healthcare providers, physicians and third-party payors play a primary role in the recommendation and selection of medical devices for patients. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations include the following:
•The federal healthcare Anti-Kickback Statute (AKS) prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or arranging for the purchase, lease, or order of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted broadly to apply to arrangements between device manufacturers and prescribers, purchasers, formulary managers, and others. The term “remuneration” has been broadly interpreted to apply to anything of value including, for example, gifts, cash payments, donations, waivers of payment, ownership interests, and providing any item, service, or compensation for something other than fair market value. Liability under the AKS may be established without proving actual knowledge of the statute or specific intent to violate it. Although there are a number of statutory exceptions and regulatory safe harbors to the AKS protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend medical device products, including certain discounts, or engaging such individuals as consultants, advisors and speakers, may be subject to scrutiny if they do not fit within an exception or safe harbor. Moreover, there are no safe harbors for many common practices, such as educational grants and reimbursement support programs. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs.

•The federal civil False Claims Act (FCA) imposes liability, and provides for civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds, knowingly making, using, or causing to be made or used a false statement or record material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Manufacturers have faced liability under the FCA for providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the AKS also are deemed false or fraudulent claims for purposes of the FCA. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations, as well as exclusion from participation in federal healthcare programs.

•The federal Health Insurance Portability and Accountability Act of 1996, and its implementing regulations (collectively, HIPAA), imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement or representation, or using any false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items, or services;

•We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA - other than with respect to providing certain employee benefits - we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA;

•The federal Physician Payments Sunshine Act requires applicable manufacturers of devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

•Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Several states have enacted legislation requiring medical device manufacturers to, among other things, establish marketing compliance programs; file periodic reports with the state, including reports on gifts and payments to individual health care providers; and/or register their sales representatives. Some states prohibit certain sales and marketing practices, including the provision of gifts, meals, or other items to health care providers.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In particular, the General Data Protection Regulation, or GDPR, is a regulation in the European Union, or EU, that, among other things, unifies data protection regulation within the EU and governs the export of certain personal data and health information of citizens of the EU. Enforcement of these regulations began May 25, 2018. The FDA has also begun enforcing its Cybersecurity Guidance Document through the review of 510(k) applications to ensure companies are addressing concerns around this issue. Lack of proper documentation on Cybersecurity may delay approval of a 510(k) or withdrawal of a 510(k).

EU Data Protection Legislation
The EU, EEA countries and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. The EU General Data Protection Regulation, or GDPR, became applicable on May 25, 2018 and is directly applicable in each EEA country. It is hoped that the Regulation will result in a more uniform application of data privacy laws across the EEA. The GDPR imposes strict requirements and onerous accountability obligations on companies that process personal data, especially if they process sensitive personal data (such as data concerning patient health), including significant fines for non-compliance with the GDPR. Implementation of the GDPR has influenced other jurisdictions to either amend, or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR. For example, on June 27, 2018, California adopted the California Consumer Privacy Act of 2018, or CaCPA. CaCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions in the GDPR.
Financial information about segments and geographic areas
We operate as one reportable segment as described in "Note B—Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The countries in which we have local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), Germany, and the rest of the world, which consists of the United Kingdom predominately and several other foreign countries. Sales are attributable to a geographic area based upon the customer’s country of domicile. Net property, plant and equipment are based upon physical location of the assets. Additional financial information about geographic areas is included in "Note L—Segment and Geographic Data" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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

Employees
As of January 31, 2021, we had 259 full-time employees, 31 of whom were engaged in sales and marketing, 41 in research and development, 115 in manufacturing and service, 38 in regulatory, clinical affairs and quality activities and 34 in general administrative and accounting activities. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
Our key human capital objectives in managing our business include attracting, developing and retaining top talent while integrating diversity, equity and inclusion principles and practices into our core values.

We strive to attract a pool of diverse and exceptional candidates and support their career growth once they become employees. Our efforts begin at the entry level with development, including partnering with two- and four-year colleges and universities. We also emphasize in our evaluation and career development efforts internal mobility opportunities for employees to drive professional development for every employee, which we believe also drives our retention efforts.

We believe that our ability to retain our workforce is dependent on our ability to foster an environment that is sustainably safe, respectful, fair and inclusive of everyone and promotes diversity, equity and inclusion inside and outside of our business. Our key human capital objectives in managing our business include attracting, developing and retaining top talent while integrating diversity, equity and inclusion principles and practices into our core values.
Our corporate information
We were incorporated under the laws of the State of Delaware in 2004. Our principal executive offices are located at 600 Technology Park Drive, Billerica, MA 01821, and our telephone number is (781) 345-9001. Our website is http://www.conformis.com.
Available information
We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement filings, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC's website at http://www.sec.gov. We also make available, free of charge on our website www.conformis.com, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.

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
We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses for the next several years. Our net loss was $24 million for the year ended December 31, 2020, and $28 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $528 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing, manufacturing and other expenses as our business continues to grow and we expand our product offerings. We will need to generate significant additional revenue to achieve and then maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
Our existing and any future indebtedness could adversely affect our ability to operate our business.

We are party to a Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), as collateral agent and lender, East West Bank and other lenders party thereto (collectively, the “Lenders”), pursuant to which the Lenders agreed to make term loans and to provide a revolving credit facility to the Company in a principal amount of up to $30 million (the “2019 Secured Loan Agreement”). As of the date hereof, approximately $20.0 million remains outstanding under the 2019 Secured Loan Agreement. The term loan facility established under the 2019 Secured Loan Agreement is secured by substantially all of our and our U.S. subsidiaries' properties, rights and assets.

The Secured Loan Agreement contains certain covenant requirements, including an ongoing 6-month trailing revenue covenant. Under the amended terms of the 2019 Secured Loan Agreement, the trailing 6-month revenue covenant milestones that applied to the quarters ended June 30, September 30, and December 30, 2020 were waived, as were the milestones that applied to the quarters ending March 31, June 30, September 30 and December 31, 2021, however, the revenue covenant and milestones remain in effect for periods thereafter. For further information regarding the 2019 Secured Loan Agreement, see “Note I—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

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

Risks related to our business, industry and competitive position
We have derived nearly all of our revenue from sales of a limited portfolio of knee and hip replacement products and may not be able to maintain or increase revenue from these products. A substantial portion of our revenue is derived from a small number of customers.
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
All of the products we currently market in the United States have either received pre-market clearance under Section 510(k) of the federal Food, Drug, and Cosmetic Act, or the FDCA, or are exempt from pre-market review. The FDA's 510(k) clearance process requires us to show that our proposed product is "substantially equivalent" to another legally marketed product that did not require premarket approval. This process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require clinical studies. To date, we have not been required to conduct clinical studies or obtain clinical data in order to obtain regulatory clearance in the United States for our products. Additionally, to date, we have not been required to complete clinical studies in connection with obtaining regulatory clearance for the sale of our products outside the United States. If we were required to conduct clinical studies or obtain clinical data to obtain future regulatory clearances or approvals for any of our products in the United States or elsewhere, the results of such studies might not be sufficient to support such regulatory clearance, approval, or certification. In addition, our costs of developing and the time to develop our products would increase significantly. Moreover, even if we obtain regulatory clearance, approval, or CE Certificates of Conformity to market a product, the FDA, in the United States, or a Notified Body, in the EEA, has the power to require us to conduct post-marketing studies beyond those we contemplate conducting. We may need to raise additional funds to support any such clinical efforts, and if we are required to conduct such clinical efforts, our results of operations would be adversely affected.
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
Many of our larger competitors may enjoy several competitive advantages over us, including:
•greater financial resources, cash flow and other resources for product research and development, sales and marketing and litigation;
•significantly greater name recognition;
•established relations with, in some cases over decades, orthopedic surgeons, hospitals and other medical facilities, third-party payors and independent sales representatives and distributors;
•established products that are more widely accepted by, a greater number of orthopedic surgeons, hospitals and other medical facilities and third-party payors;
•more complete lines of products for knee, hip or other joint replacements;
•larger and more well-established distribution networks with significant international presence;
•products supported by long-term clinical data and long-term product survivorship data;
•greater experience in obtaining and maintaining FDA and other regulatory approvals, clearances, or certifications outside of the United States for products and product enhancements; and
•more expansive portfolios of intellectual property rights and greater funds available to protect their intellectual property.

As a result of these advantages, our competitors may be able to develop, obtain regulatory clearance, approval, or certification for and commercialize products and technologies more quickly than us, which could impair our ability to compete. If alternative treatments are, or are perceived to be, superior to our products, or if we are unable to increase market acceptance of our products, as compared to existing or competitive products, sales of our products could be negatively affected and our results of operations could suffer. Our competitors also may seek to copy our products using similar technologies for use in other joints or applications into which we have not yet expanded, which would have the effect of reducing the market potential of our current or future products. In addition, based on our products’ favorable attributes, we expect our products to be offered at higher price points than some competitive products, and our pricing decisions may make our products less competitive.
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
Our business model, based on our iFit Image-to-Implant technology platform and our just-in-time delivery is new to the joint replacement industry. We design and manufacture our personalized replacement implants and iJigs to order and do not maintain significant inventory of finished product. We deliver the personalized replacement implants and iJigs to the hospital or other medical facility days in advance of the scheduled arthroplasty procedure. In order to deliver our product on a timely basis, we must execute our processes on a defined schedule with limited room for error. Our competitors generally sell from a pre-produced inventory and can sell products and satisfy demand without being as dependent on business continuity. Even minor delays or interruptions to our design, manufacturing or delivery processes or unexpected increases in the volume of orders could result in delays in our ability to deliver products to specification, or at all, thereby resulting in delays of surgery or loss of sales if surgeons choose to implant competitive products, significantly impacting our reputation and our ability to make commercial sales. Such delays may also lead to increases in cost of goods and shipment to meet surgery dates. In order to become profitable and increase our gross margin, we will need to significantly increase sales of our existing products, expand our manufacturing capabilities, and successfully develop and commercially launch future products at a scale that we have not yet achieved. In order to increase our gross margin, we will need, among other things, to:
•increase sales of our products;
•negotiate more favorable prices for the materials we use to manufacture our products;
•obtain enhanced payment for our design services;
•negotiate more favorable acquisition prices for the manufacture of certain components of our products that are manufactured for us by third parties;
•continue to increase the production of certain components of our products that we manufacture in-house, which we believe we can manufacture at a lower unit cost than vendors we currently use;
•deploy new versions of our software that reduce the costs associated with the design of our products; and
•expand our internal manufacturing capabilities to manufacture certain components of our products at a lower unit cost than vendors we currently use.
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
We believe orthopedic surgeons will not widely adopt our products unless they determine, based on experience, clinical data and published peer-reviewed journal articles, that our products and the techniques to implant them provide benefits to patients and are attractive alternatives to our competitors' products. Surgeons may be hesitant to change their medical treatment practices for the following reasons, among others:
•comfort and experience with competitive products;

•perceived differences in surgical technique and the need to learn a new surgical technique;
•existing relationships with competitors, competitive sales representatives and competitive distributors;
•lack or perceived lack of evidence supporting additional patient benefits from use of our products compared to competitive products, especially competitive products that may claim to be "individualized," "customized," "patient-specific," "personalized" or "individually made";
•perceived convenience of using products from a more complete line of products than we offer, including as a result of our lack of a joint revision system;
•perceived liability risks generally associated with the use of new products and procedures, including the lack of long-term clinical data;
•risks of failure of timely delivery as a result of our "just-in-time" manufacturing and delivery model
•unwillingness to wait for the implants to be delivered;
•unwillingness to submit patients to or difficulty associated with scheduling and seeking reimbursement for computed tomography, or CT, scans needed to manufacture our products;
•higher cost or perceived higher cost of our products compared to competitive products; and
•the additional time commitment that may be required for surgeon training on our surgical technique.

If clinical, functional or economic data does not demonstrate the benefits of using our products, surgeons may not use our products, thereby reducing our sales. To understand the clinical, functional and economic benefits of using our products, surgeons may refer to published studies sponsored by us, conducted by orthopedic surgeons who were paid consultants to us or conducted independently by orthopedic surgeons comparing our personalized products to off-the-shelf products. To the extent such studies do not report favorably on our products, surgeons may be less likely to use our products.
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
To date, we have collected only limited clinical data regarding our Conformis Hip System replacement product. Ongoing or future clinical studies of our products may not yield the results that we expect to obtain and may not demonstrate that our products are superior to, or may demonstrate that our products are inferior to, off-the-shelf products with regard to clinical, functional or economic measures or may not be considered sufficient by patients, surgeons, hospitals or other medical facilities, or payors. We are aware of three such clinical studies on our iTotal knee replacement product, published between 2016 and 2018, in which our product did not perform as well as off-the-shelf products on some measures. Though we believe that these studies were of limited statistical significance given the limited investigations contained therein, these results could call into question the superiority of our products to traditional products.
In addition, long-term device survivorship data for our products may show that the survivorship of our personalized joint replacement products is shorter than that of off-the-shelf products. Though initial six-year data from the England and Wales National Joint Registry suggests slightly higher survivorship in patients treated with the iTotal CR knee replacement implant, there is no guarantee that such high survivorship rates will continue over time or that our other products will provide high survivorship. Competitors may initiate their own clinical studies which may yield data that is inconsistent with data from our funded studies or data showing the superiority of their products over our products.
The safety and efficacy of our products is supported by limited short- and long-term clinical data, and our products might therefore prove to be less safe and effective than initially thought.

To date, we have obtained regulatory clearance for our products in the United States without conducting premarket clinical studies, and we do not believe that we will need premarket clinical data in order to obtain regulatory clearance in the United States for additional knee or hip products. Additionally, to date, we have not been required to complete premarket clinical studies in connection with obtaining regulatory approval for the sale of our products outside the United States, and we do not believe that we will need premarket clinical data in order to obtain regulatory clearance in most jurisdictions outside the United States for additional knee products or hip products. However, to date, our Notified Body and the Competent Authorities of EEA countries have required us to perform post-market clinical studies on our cleared products and may continue to do so with respect to our future products. As a result of the absence of premarket clinical studies, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of our products and the benefits they offer. For these reasons, orthopedic surgeons may be slow to adopt our products and third-party payors may decide to restrict medical policy coverage and payment for procedures involving our technology. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance, loss of our ability to CE Mark our products, significant legal liability or harm to our business reputation.
Even if our products are approved or cleared in the United States and CE marked in the EEA, comparable regulatory authorities of additional foreign countries must also approve the manufacturing and marketing of our products in those countries. Approval, clearance and certification procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States or the EEA, including additional preclinical studies or clinical trials. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
An initial step in the process for a patient to receive one of our joint replacement products involves a CT scan of the patient's affected joint and one or two CT images of other biomechanically relevant joints. The cost of the CT scan is not always reimbursed by third-party payors, and some third-party payors may have policies against reimbursement of such scans when they have not been deemed medically necessary. In addition, the costs of alternative imaging techniques that we could substitute in the future for a CT scan in our iFit process, such as magnetic resonance imaging, or MRI, generally are higher than the cost of a CT scan and also not always reimbursed by third-party payors when related to joint replacement procedures. If third-party payors do not reimburse the costs of the CT scan or, in the future, any alternative imaging technique, we could find that we have to find alternative ways to pay these costs, which could have a material adverse effect on our business and operations.
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
Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for orthopedic implants and procedures. Many countries use a system of Diagnosis Related Groups to set a price for a particular medical procedure, including orthopedic implants that will be used in that procedure. In the EEA, the pricing and approval for use of medical devices is subject to governmental control, and pricing negotiations with governmental authorities can take considerable time after a device has been CE marked. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended collection periods. Further, reimbursement rates for our products in other jurisdictions, including in Germany, where in the past we have attained reimbursement rates at higher price points than some competitive products, has changed negatively for certain of our products in 2017, changed positively for 2019 and could further change negatively in Germany and other jurisdictions. In addition, beginning in 2016, we have seen an increase in denials of the higher reimbursement code for use of our products in Germany by the Medizinischer Dienst der Krankenkassen (translated: Medical Service of Health Insurance), or MDK, and, in such instances, the amount of reimbursement to the hospitals and other medical facilities has been lowered to that of an off-the-shelf knee.
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
An important part of our sales process includes training surgeons on the safe and appropriate use of our products. If we become unable to attract potential new surgeon customers to our training programs, or if we are unable to attract existing customers to training programs for future products, we may be unable to achieve our expected growth. The COVID-19 pandemic has made it more difficult to train surgeons in-person on our products. It has also encouraged surgeons to explore virtual training options which require significant investment on behalf of the company and may not be as effective as in-person training.
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
Although we believe our training methods for surgeons are conducted in compliance with FDA and other applicable regulations outside the United States, if the FDA, or other similar Competent Authorities outside the United States determines that our training constitutes promotion of an unapproved use or other inappropriate promotion, they could request that we modify our training or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalty.
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
Our business continues to be negatively affected by the ongoing COVID-19 pandemic. We have experienced significantly decreased demand for our products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had and is expected to continue to have a significant negative effect on our revenue. Within the U.S. and Germany, which are our major sales markets, estimated case counts have increased since November 2020, though cases have begun to substantially decline again in recent weeks. While elective surgery sites generally remain open and operational, we believe that the increased hospital burden has negatively impacted surgical demand and capacity, temporarily delaying many procedures. In addition, there are concerns about future strains of COVID-19. We expect that these negative effects will continue in the near-term until infection rates decline from their current level, and more of the country's population is vaccinated. However, the future progression of the pandemic remains uncertain.
Our inability to maintain adequate working relationships with external research and development consultants and surgeons could have a negative impact on our ability to market and sell new products.
We maintain professional working relationships with external research and development consultants and leading surgeons and medical personnel in hospitals and universities who assist in product research and development and training. We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product line. It is possible that U.S. federal and state laws, and equivalent laws of foreign countries requiring us to disclose payments or other transfers of value, such as free gifts or meals, to physicians and other healthcare providers could have a chilling effect on these relationships with individuals or entities that may, among other things, want to avoid public scrutiny of their financial relationships with us. In addition, consultants, surgeons and medical personnel in hospitals and universities may be subject to conflict of interest policies that limit our ability to engage these individuals as our advisors and in connection with future development and training efforts. If we are unable to establish and maintain our relationships with consultants, surgeons and medical personnel, our ability to develop and sell new and improved products could decrease, and our future operating results could be unfavorably affected.
Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.
We hold a number of insurance policies, including product liability insurance, directors' and officers' liability insurance, business interruption insurance, property insurance and workers' compensation insurance. The cost of maintaining product liability insurance on implantable medical devices has increased substantially over the past few years and could continue to substantially increase, due to general market trends, as part of an evaluation of our specific loss history and other factors. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating expenses could substantially increase, or we might need to operate our business without indemnity from commercial insurance providers.
Consolidation in the healthcare industry could lead to demands for price concessions or the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results.
Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry to create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This in turn has resulted and may continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for some of our customers. This may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, financial condition or operating results.
Risks related to our manufacturing
We may encounter problems or delays in the manufacturing of our products or fail to meet certain regulatory requirements that could result in a material adverse effect on our business and financial results.
We manufacture our products at our facilities in Wilmington, Massachusetts and Wallingford, Connecticut. Certain manufacturing processes in our facilities may require process and/or equipment validation and are subject to FDA inspections, as well as inspections and audits by international regulatory agencies or organizations such as Notified Bodies for the EEA. For example, in December 2019, we received a warning letter from the FDA concerning the number of sterilization cycle failures relating to Vaporized Hydrogen Peroxide (“VHP”) sterilizers that we used as a limited, alternative sterilization method for a small quantity of products. In response to the warning letter, we decommissioned the VHP sterilizers and completed all appropriate process and/or equipment validations of our manufacturing processes for implant components and instrumentation manufactured at our facilities. However, delays in validation of revised or new manufacturing processes or FDA clearance of new manufacturing processes could impact our ability to grow our business in the future.
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
We produce CAD designs, and we use the CAD designs to direct most of our product manufacturing efforts. As part of our manufacturing cost reduction efforts, in 2018, we continued transitioning our CAD labor force through a third-party CAD-designer in India and significantly reduced our CAD labor force in-house. In the fourth quarter of 2020, we established a new Conformis entity in India, Conformis India LLP, and plan to transition a portion of the third-party CAD design activities to Conformis India LLP. We and our suppliers, including our CAD-designer, are subject to extensive regulation by the FDA under its Quality System Regulation, or QSR. Our quality department periodically audits our suppliers, including our CAD-designer, to ensure compliance to appropriate ISO standards, FDA regulations and to our specifications, policies and procedures for our devices.
Relying on a third party for our CAD designs could harm our business for various reasons, including:
•agreement may terminate prematurely due to disagreements or may result in litigation;
•we may not be able to renew the existing agreement on acceptable terms;
•we may not be able to expand the Indian CAD labor force as necessary to meet market demand;
•the third party may not devote sufficient resources to the production of our CAD designs;
•the third party may fail to follow our processes, fail to provide CAD designs that meet our specifications or fail to meet regulatory or legal requirements;
•we may experience outages or other problems with our high speed network provider that may prevent or delay the third party from accessing the necessary CAD design software, which would prevent or delay the completion of the CAD designs;
•the third party may be limited or prevented from access to our high speed network provider due to U.S. or foreign government intervention or regulation; and
•the third party may be subject to labor disputes, strikes or other shutdowns, including related to severe weather.
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
We sell our products internationally in Germany, the United Kingdom, Austria, Ireland, Switzerland, Spain, Portugal, the Netherlands, Belgium, the Dutch Antilles, Suriname, Australia, Argentina, the United Arab Emirates, the Sultanate of Oman, Italy, San Marino, Poland and other markets. We expect that our international activities will increase over the foreseeable future as we continue to pursue opportunities in additional international markets. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Therefore, we are subject to risks associated with having international operations. These international operations will require significant management attention and financial resources.
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
Risks related to efforts to expand our growth
We intend to grow our organization in accordance with a new long-range business plan, and as a result, we may encounter difficulties in managing our operations.
In the third quarter of 2020 we announced our planned portfolio expansion and a new long-range business plan (LRP). Managing the business in accordance with the LRP has and will require significant attention by our management and we may be unable to successfully execute the LRP, which would negatively impact our ability to achieve our financial targets and could require us to seek additional financing.
If our performance allows for an increase in the growth of the number of our employees and scope of our operations, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we will need to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may have difficulties effectively managing the expansion of our operations or recruiting and training additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional products. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenue could be reduced, and we may not be able to implement our business strategy. In addition, we may consider further expanding our operations through potential acquisitions. Potential and completed acquisitions and strategic investments involve numerous risks, including diversion of management's attention from our core business, problems assimilating the purchased technologies or business operations and unanticipated costs and liabilities. Our future financial performance and our ability to commercialize products and compete effectively will depend, in part, on our ability to effectively manage any future growth, including growth through acquisitions.
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
Our commercial success depends in part on not infringing the patents or violating the other proprietary rights of others and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology or products, including interference or derivation proceedings before the U.S. Patent and Trademark Office. Significant litigation regarding patent rights occurs in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that may prevent, limit or otherwise interfere with our ability to make, use and sell our products. Our ability to defend ourselves or our third-party suppliers may be limited by our financial and human resources, the availability of reasonable defenses, and the ultimate acceptance of our defenses by the courts or juries. In addition, patent applications in the United States and elsewhere outside the United States can be pending for many years before issuance, so there may be applications of others now pending of which we are unaware that may later result in issued patents that may prevent, limit or otherwise interfere with our ability to make, use or sell our products. The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technology involved and the uncertainty of litigation increases the risk of business assets and management's attention being diverted to patent litigation. Lawsuits resulting from allegations of infringement could, if successful, subject us to significant liability for damages and invalidate our proprietary rights.
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
If we fail to comply with applicable laws and regulations it could jeopardize our ability to sell our products and result in enforcement actions such as:
•untitled letters, warning letters, fines, injunctions or civil penalties;
•termination of distribution authorizations;
•recalls, detention and/or seizures of products;
•delays in the introduction of products into the market;

•total or partial suspension of production;
•refusal of the FDA or other regulators to grant future clearances or approvals;
•withdrawals or suspensions of current clearances or approvals, resulting in prohibitions on sales of our products;
•withdrawal of variation of the CE Certificates of Conformity, which authorize us to apply the CE Mark to our products and are necessary to sell our products within the European Economic Area, or EEA, or delay in obtaining these certificates; and
•in the most serious cases, criminal penalties.
Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, results of operations and financial condition.
The regulations to which we are subject are complex and have tended to become more stringent over time, making obtaining clearances and maintaining compliance increasingly difficult. In particular, if we fail to obtain and maintain necessary FDA clearances, approvals or certification for our products and indications or if clearances, approvals or certification for future products and indications are delayed or not issued, our business would be harmed.
Before we can place in the market or make available for sale a new regulated product or a significantly modified existing product in the United States, we must obtain either clearance from the FDA through the filing of a 510(k) premarket notification, a de-novo authorization or approval from the FDA pursuant to a premarket approval application, or PMA, unless the device is specifically exempt from premarket review. The clearance or approval that is required will depend upon how the product is classified by the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose low to moderate risk are placed in either Class I or II, which, absent an exemption, requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution, known as 510(k) clearance. Class III devices, such as life-sustaining or life-supporting devices or devices that are of substantial importance in preventing impairment of human health or which present a potential unreasonable risk of illness or injury, require approval of a PMA to provide reasonable assurance of safety and effectiveness.
In the 510(k) clearance process, the FDA must determine that a proposed device is "substantially equivalent" to a device legally on the market, known as a "predicate" device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including technical, pre-clinical, clinical trial, manufacturing controls and labeling data.

In order to obtain a PMA approval and, in some cases, a 510(k) clearance, a product sponsor must conduct well controlled clinical trials designed to test the safety and effectiveness of the product. To date, our products have only required 510(k) clearance and we have not been required to conduct clinical studies or to obtain clinical data in order to obtain 510(k) clearance in the United States for our products. We have been required to complete clinical studies and/or provide clinical evaluation reports in connection with obtaining regulatory approval for the sale of our products outside the United States, for example, in Australia. Conducting clinical trials generally entails a long, expensive and uncertain process that is subject to delays and failure at any stage. If we conduct clinical trials, they may be delayed or halted or may be inadequate to support approval or clearance, for numerous reasons. The data obtained from clinical trials may be inadequate to support approval or clearance of a submission. In addition, the occurrence of unexpected findings in connection with clinical trials may prevent or delay obtaining approval or clearance.
The FDA's 510(k) clearance process for each device or modification usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is more costly and uncertain than the 510(k) clearance process and generally takes from one-to-three years, or longer, from the time the application is submitted to the FDA until an approval is obtained.
In the United States, all of our FDA-cleared products have been cleared without the use of a PMA under the 510(k) clearance process. Modifications to our 510(k) cleared products may require new regulatory approvals or clearances, including 510(k) clearances or approval of PMA supplements, or require us to recall or cease marketing the modified systems until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the product as modified, which could require us to redesign and/or seek new marketing authorizations and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.
If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a new PMA or approval of a PMA supplement. Where we determine that modifications to our cleared products require a new 510(k) clearance or PMA approval, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. Obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
In the EEA, we are required to comply with applicable medical device directives (including the Medical Devices Directive and, from May 26 2021, the Medical Device Regulation, or MDR and obtain CE Certificates of Conformity in order to affix the CE mark and market medical devices. The CE Mark is applied to our products following approval from an independent Notified Body or declaration of conformity. In the CE Marking process, a medical device manufacturer must develop a clinical plan, then carry out a clinical evaluation of its medical device and prepare a Clinical Evaluation Report to demonstrate conformity with the relevant Essential Requirements.
Any delay in, or failure to receive or maintain, clearance, approval or certification for our products under development could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA, Competent Authorities of EEA countries, and other regulatory authorities outside the United States have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some surgeons from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.
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
After receiving CE Certificates of Conformity to sell our product in the EEA, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products in the EEA. We must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory clearances or approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects. The withdrawal of or variation in a CE Certificate of Conformity and the recall or withdrawal of our product from the market in the EEA would prevent us from generating revenue from sales of that product in the EEA. Moreover, each CE Certificate of Conformity is valid for a maximum of five years, commonly three years.
Legislative or regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.
The FDA or the EU may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or may impact our ability to modify our currently approved or cleared products on a timely basis.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of planned or future products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.
FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.
The FDA’s and other foreign regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance, approval or certification of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the recent change in administration may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these executive actions will be implemented, or whether they will be rescinded or replaced under the current Biden administration. The policies and priorities of a new administration are unknown and could materially impact the regulation governing our products.
Any change in the laws or regulations that govern the clearance, approval, and certification processes relating to our current, planned and future products could make it more difficult and costly to obtain clearance or approval for new products or to produce, market and distribute existing products. Significant delays in receiving clearance, approval, or certification or the failure to receive clearance, approval or certification for any new products would have an adverse effect on our ability to expand our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing clearance that we may have obtained and we may not achieve or sustain profitability.
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
We are also subject to other types of government regulation which could have an adverse effect on our business. For example, certain of our manufactured components can be sterilized using Ethylene Oxide (“EO”) sterilization. In the United States, several regulators, including the U.S. Environmental Protection Agency (“EPA”), FDA, and agencies at the state and local level, regulate the use of EO sterilization. Recent announcements of the temporary or permanent closure of EO sterilization facilities have been associated with state and/or local regulatory or other legal action related to EO emissions at those facilities. Regulatory, legislative, or legal action that curtails or eliminates EO sterilization may have a material adverse effect on our financial condition and results of operations.
In the EU, Regulation (EU) 2017/745,the Medical Devices Regulation or MDR, will enter into application on May 26, 2021. The Regulation will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EEA. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Specifically, the MDR repeals and replaces the MDD. Unlike directives, which must be implemented into the national laws of the EEA Member States, the Regulation will be directly applicable, i.e., without the need for adoption of related individual national implementing laws by EEA countries. It is intended to eliminate current differences in the regulation of medical devices among EEA countries. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. Once applicable, the Medical Devices Regulation will among other things:

•strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

•improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and

•strengthen rules for the assessment of certain high-risk devices which may have to undergo an additional check by experts before they are placed on the market.
It will be necessary for Notified Bodies to be designated by the EEA countries Competent Authorities to conduct conformity assessment procedures for medical devices in accordance with the MDR. There are currently a relatively small number of notified bodies that have been designated to conduct these assessments. This may delay conformity assessment procedures in the future in the EEA.
Once applicable, the MDR may impose increased compliance obligations for us to access the EEA market. Complying with the requirements of this regulation may require us to incur significant expenditures.
In order to continue to sell our products in the EEA, we must maintain our CE marks and continue to comply with the MDD and, beginning in May 2021, with the MDR. The new requirements imposed on manufacturers of medical devices by the MDR may impact our activities in the EEA, the renewal of our existing CE Certificates of Conformity and conformity assessment processes.
Our failure to continue to comply with applicable regulatory requirements, including those administered by the Competent Authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our Notified Body, which could impair our ability to market products in the EEA in the future.
Any changes to the membership of the EU, such as the recent departure of the United Kingdom (Brexit), may impact the regulatory requirements imposed by the relevant countries and impair our business operations and our ability to market products in such countries.
The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created significant uncertainty concerning the future relationship between the UK and the EU. On December 24, 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement. The Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods. The Agreement does not however, specifically address medical devices. The Agreement seeks to ensure that the parties ensure “regulatory cooperation”. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. In light of the fact that the CE marking process is set out in EU law, which no longer applies in the UK, the UK has devised a new route to market culminating in a UK Conformity Assessed (UKCA) mark to replace the CE mark. Northern Ireland will, however, continue to be covered by the regulations governing CE marks. As part of the Agreement, the EU and the UK have agreed to continue to recognize declarations of conformity based on a self-assessment in the other territory. Given the lack of comparable precedent to Brexit, it is unclear what the financial, regulatory, and legal implications of Brexit will be and how it will affect us. However, potentially changing regulatory schemes and tariffs engendered by Brexit may add additional complexity, cost and delays in marketing or selling our products in the United Kingdom. Our revenue and profit, supply and demand for our products, and customer retention and acquisition in both the long term and short term could be adversely affected.

Modifications to our currently FDA-cleared products or the introduction of new products may require new regulatory clearances or approvals or equivalent steps in third countries including the EEA or require us to recall or cease marketing our current products until clearances or approvals are obtained.
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
For those products sold in the EEA, we must notify our Notified Body if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining certification can be a time-consuming and expensive process, and delays in obtaining required future certification would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
Our cleared, approved and CE marked products are, and any future products will be, subject to post-marketing restrictions, and we may be subject to substantial penalties if we fail to comply with all applicable regulatory requirements.
The products for which we have obtained regulatory clearance, approval, or CE Certificates of Conformity are, and any of our future products will be, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such products, subject to continual requirements of and review by the FDA, Competent Authorities of EEA countries, notified bodies and other foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, Quality System regulations relating to manufacturing, quality control and quality assurance and corresponding maintenance of records and documents. In addition, we must report corrections and removals to the FDA, or equivalent foreign authorities, where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the federal Food, Drug, and Cosmetic Act or equivalent foreign laws caused by the device that may present a risk to health, and maintain records of other corrections or removals. If we receive regulatory clearance, approval, or CE Certificates of Conformity for additional products in the future, the clearance or approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of clearance, approval, or CE Certificates of Conformity and the accompanying label may limit the approved use of our product, which could limit sales of the product.
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
If we or our suppliers fail to comply with ongoing FDA, EEA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to additional restrictions or withdrawal from the market, which would harm our business.
Any product for which we obtain clearance, approval, or CE Certificates of Conformity and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies and notified bodies. In particular, we and most of our third-party suppliers are required to comply with the FDA's Quality System Regulation, or QSR, in the US, and the applicable regulatory requirements in the EEA on product assessments and quality system assessments. In the EU, compliance with harmonized standards prepared under a mandate from the European Commission and referenced in the Official Journal of the EU, or harmonized standards, serve as a presumption of conformity with the relevant Essential Requirements under

MDD and MDR, as amended. These FDA regulations and EU standards cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products and expected future products.
Compliance with applicable regulatory requirements, including the QSR, in the US, is subject to continual review and is monitored rigorously through periodic announced and unannounced inspections by the FDA. Following such an inspection of our Billerica and Wilmington, Massachusetts facilities in 2019, the FDA issued to us two Form 483s with several observations, including deviations from the QSR. In December 2019, we received a warning letter to our Wilmington facility from the FDA concerning the number of sterilization cycle failures relating to Vaporized Hydrogen Peroxide (“VHP”) sterilizers at our Wilmington facility that we used as a limited, alternative sterilization method for a small quantity of products. We have responded to all observations in both the Form 483s and the warning letter, including by decommissioning the VHP sterilizers in October 2020 and conducting revalidations. We continue to take various corrective and preventative actions to improve our quality, production and design control systems; nevertheless, we cannot be certain that we will not be subject to additional inspections and/or requirements to implement additional remediation efforts.
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
The British Standards Institute, or BSI Netherlands, an independent Notified Body, conducts periodic assessments of our quality management system in order to confirm that our quality management system complies with the requirements of ISO13485 in all material respects and periodic full recertification audits of our quality management system in order to confirm that we comply with the requirements of the MDD and MDR.
The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or applicable regulatory requirements in the EEA, or the failure to timely and adequately respond to any adverse inspectional observations, nonconformances or product safety issues, could result in any of the enforcement actions or sanctions described above under the risk factor captioned "Our medical device products are subject to extensive governmental regulation both in the United States and abroad, and our failure to comply with applicable requirements could cause our business to suffer." Any of these sanctions could have a material adverse effect on our reputation, business, results of operations and financial condition. Furthermore, our key third-party manufacturers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.
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
Additionally, all manufacturers placing medical devices in the market in the EEA are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the Competent Authority in whose jurisdiction the incident occurred. In the EEA, we must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant National Competent Authorities of the EEA Member States, and manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. Under the MDD, an incident is defined as any malfunction or deterioration in the characteristics or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its European Authorized Representative to its customers and to the end users of the device through Field Safety Notices.
Any incident involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Incidents involving our products have been reported to us in the past, and similar adverse events may occur in the future. If malfunctions do occur, we may be unable to correct the malfunctions adequately or prevent further malfunctions, in which case we may need to cease manufacture and distribution of the affected products, initiate voluntary recalls, and redesign the products. Regulatory authorities may also take actions against us, such as ordering recalls, imposing fines, or seizing the affected products. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.
We have conducted voluntary product recalls and in the future, our products may be subject to additional product recalls either voluntarily or at the direction of the FDA or another governmental authority that could have a significant adverse impact on us.
The FDA, Competent Authorities of EEA countries and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. A recall may require the removal or correction of a marketed product to repair, modify, adjust, relabel, destroy or inspect the product. The authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, voluntary recall a product if any material deficiency in a device is found. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Competent Authorities of foreign countries impose similar deadlines.
A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. We are also required to follow detailed recordkeeping requirements for all company-initiated medical device corrections and removals and to report such corrective and removal actions to the FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDR regulations. We may initiate a market withdrawal or a stock recovery involving our products in the future that we determine do not require notification to the FDA or to the Competent Authorities of foreign countries. If the FDA or the Competent Authorities of foreign countries disagree with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or the Competent Authorities of foreign countries could take enforcement action for failing to report the recalls when they were conducted.
We may be subject to enforcement action if we engage in improper marketing or promotion of our products for which we have received regulatory clearance, approval, or CE Certificates of Conformity. Any such enforcement action could result in significant fines, costs and penalties and could result in damage to our reputation.
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
The advertising and promotion of our products in the EEA is subject to the national laws of the individual EEA counties implementing the MDD and, in the future, applying the MDR. Moreover, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EEA countries governing the advertising and promotion of medical devices govern our advertising and promotional activities. EEA countries’ legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
In the EEA, our medical devices may be promoted only for the intended purpose for which the devices have been CE Marked. Failure to comply with this requirement could lead to the imposition of penalties by the national Competent Authorities of EEA countries. The penalties could include warnings, orders to discontinue the promotion of the medical device, seizure of the promotional materials and fines. Our promotional materials must also comply with various laws and codes of conduct developed by medical device industry bodies in the EEA governing promotional claims, comparative advertising, advertising of medical devices reimbursed by the national health insurance systems and advertising to the general public. If our promotional materials do not comply with these laws and industry codes, we could be subject to penalties that could include significant fines. Our reputation could also be damaged and the adoption of our products could be impaired.
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
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription and use of our products and any other product candidates for which we obtain marketing clearance. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
•The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation or arranging of the purchase, lease, or order of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•The federal civil False Claims Act imposes penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds, or making or causing a false statement or record material to a false or fraudulent claim or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus significant mandatory penalties per false claim or statement for violations for each separate false claim, and the potential for exclusion from participation in federal healthcare programs.

•The federal Health Insurance Portability and Accountability Act of 1996, and its implementing regulations, (collectively, HIPAA), imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document in connection with the delivery of or payment for health care benefits, items, or services.

•We may obtain health information from third parties that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA - other than with respect to providing certain employee benefits - we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

•The federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians, teaching hospitals, and other healthcare providers, as well as ownership interests held by physicians and their immediate family members. Annual reporting of such transfers of value by manufacturers has increased scrutiny of the financial relationships between industry and the physicians, teaching hospitals and other healthcare providers. Failure to submit required annual information may result in civil monetary penalties, which may increase significantly for “knowing failures.”

•Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, including the General Data Protection Regulation in the EU, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.
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
For further details about the scope and requirements of these laws, please see Part I, Item 1.- Business - Healthcare laws and regulations.

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, and exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our financial results. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
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
We may be subject to data privacy and security laws and regulations by both the federal government and the states in which we conduct our business. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy and/or genetic privacy laws and federal and state consumer protection laws, (e.g., Section 5 of the FTC Act and the California Consumer Privacy Act (CCPA)), govern the collection, use, disclosure, and protection of health-related and other personal information. Many of these laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant civil or criminal penalties), private litigation and/or adverse publicity that could negatively affect our business. Federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space.
In particular, HIPAA imposes requirements relating to the privacy, security, and transmission of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA - other than with respect to providing certain employee benefits - we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
The CCPA establishes certain requirements for data use and sharing transparency, and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The CCPA and its implementing regulations have already been amended multiple times since their enactment. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.
The legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation, which entered into effect on May 25, 2018 and imposes penalties up to 4% of annual global turnover. In addition, laws and regulations enacted in the United States, Europe, Asia and Latin America, including the new California Consumer Privacy Act of 2018, which went into effect January 1, 2020, increases potential enforcement and litigation activity. Because of this, we may need to engage in additional compliance efforts, including data mapping to identify the personal information we are collecting and the purposes for which such information is collected and enhanced consumer controls with respect to their data.
In the event we enroll subjects in our ongoing or future clinical trials in the EEA, we may be subject to additional privacy restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the EEA as governed by the General Data Protection Regulation, or GDPR. The GDPR imposes several requirements on companies that process personal data, strict rules on the transfer of personal data out of the EEA, including to the U.S and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the individual EEA countries. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any EEA activities. Further, the United Kingdom’s exit from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom.
Because of the remote work policies we implemented due to the COVID-19 pandemic, information that is normally protected, including company confidential information, may be less secure. Cybersecurity and data security threats continue to evolve and raise the risk of an incident that could affect our operations or compromise our business information or sensitive personal information, including health data.
We may also need to collect more extensive health-related information from our employees to manage our workforce. If we or our third party partners fail to comply or are alleged to have failed to comply with applicable data protection and privacy laws and regulations, and related employment rules, or if we were to experience a data breach involving personal information, we could be subject to government enforcement actions or private lawsuits.
In addition, our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. For example, in July 2020, the Court of Justice of the European Union, or the Court of Justice, declared the Privacy Shield Decision (Decision 2018/1250) invalid, which could adversely impact our ability to transfer personal data from the EU to the U.S. The Court of Justice further ruled that in order to transfer data outside of the EU, under the existing mechanism known as the Standard Contractual Clauses, or SCCs, the importing country’s level of protection must be adequate.
On September 8, 2020, the Federal Data Protection and Information Commissioner, or FDPIC, of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. The FDPIC also found that SCCs may still be legally adequate at an individual level provided that they can pass a risk assessment conducted by the FDPIC. If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EU or Switzerland.
If we or any of our service providers are found to be in violation of HIPAA, the GDPR, or other data protection laws in the U.S. or internationally, we could be subject to government enforcement actions, civil and/or criminal penalties, litigation, or regulatory investigations, as well as adverse publicity, which could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial condition, and operating results.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA or EU regulations, to provide accurate information to the FDA, Competent Authorities of EEA countries or other foreign countries, to comply with manufacturing standards we have established, to comply with federal and state health-care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
Risks related to our common stock
We have issued substantially all of our available authorized shares of common stock, and will not be able to issue additional shares for future capital raising transactions or strategic transactions unless we obtain stockholder approval to amend our restated certificate of incorporation to increase the number of authorized shares of common stock.
We have 200,000,000 authorized shares of common stock. As of February 26, 2021, we had 182,578,964 shares of common stock outstanding, 2,053,676 shares of common stock issuable upon the exercise of outstanding stock options or settlement of outstanding restricted stock units, 12,020,926 shares of common stock issuable upon the exercise of outstanding warrants, and 3,145,752 shares reserved for future issuance under our 2015 Stock Incentive Plan (the “2015 Plan”). As a result, as of such date, we had only 200,682 additional authorized shares of common stock available for issuance. We expect to seek shareholder approval at our 2021 annual meeting of shareholders to amend our restated certificate of incorporation to further increase the number of authorized shares of common stock available for issuance. Unless such amendment is approved, we will be limited in our ability to issue further shares of common stock, including in connection with potential future capital raising transactions, and we will also be limited in our ability to make new equity-based grants under the 2015 Plan beginning in 2022, or otherwise make new grants under our 2019 Sales Team Performance-Based Equity Incentive Plan. Such limitations could limit our ability to raise capital, and continue to incentivize employees.
If we fail to maintain compliance with the requirements for continued listing on the NASDAQ Capital Market, our common stock could be delisted from trading, which would adversely affect the ability to sell our stock in the public market, the liquidity of our common stock and our ability to raise additional capital.
Our common stock is currently listed on the NASDAQ Capital Market under the symbol “CFMS.” Until December 30, 2020, our common stock was listed on the NASDAQ Global Select Market which, along with the NASDAQ Capital Market, has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and the $1.00 minimum closing bid price requirement. On December 30, 2020, we transferred the listing of our common stock to the NASDAQ Capital Market because we did not meet Nasdaq’s $1.00 minimum closing bid price requirement. While we have subsequently regained compliance with this requirement, there can be no assurance that our bid price will not again fall below listing requirements. Any potential delisting of our common stock from the NASDAQ Capital Market would make it more difficult for stockholders to sell our stock in the public market and would likely result in decreased liquidity, limited availability of market quotations for shares of our common stock, limited availability of news and analyst coverage regarding our Company, a decreased ability to issue additional securities and increased volatility in the price of our common stock.
The price of our common stock is likely to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your original purchase price. The market price for our common stock may be influenced by many factors, including the risk factors as described in this Annual Report on Form 10-K.
Our quarterly operating results are subject to substantial fluctuations, and you should not rely on them as an indication of our future results.
Our quarterly operating results have historically varied and may in the future vary significantly due to a combination of factors, many of which are beyond our control. These factors include:
•seasonality in demand for our products, with reduced orders during the summer months and around year-end, followed by reduced sales of our products during the first and third quarters as a result;
•our ability to meet the demand for our products;
•increased competition;
•the number, timing and significance of new products and product introductions and enhancements by us and our competitors;
•our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;
•changes in pricing policies by us and our competitors;
•changes in the number of cancelled sales orders and surgical cases using our implants that occur in a quarter or during other reporting periods, which may adversely affect our product margins, revenue and other aspects of our business;
•changes in the treatment practices of orthopedic surgeons;
•changes in distributor relationships and sales force size and composition;
•the timing of material expense- or income-generating events and the related recognition of their associated financial impact;
•fluctuations in foreign currency rates;
•ability to obtain reimbursement for our products;
•availability of raw materials;
•work stoppages or strikes in the healthcare industry;
•changes in FDA and foreign governmental regulatory policies, requirements and enforcement practices;
•import and export inspections, which could impact the timing of delivery for either supplies or finished goods;
•changes in accounting policies, estimates and treatments; and
•general economic factors.
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
As of December 31, 2020, we had federal net operating loss, or NOL, carryforwards of $440 million and state NOL carryforwards of $244 million. These federal and state NOL carryforwards will expire in future years if not utilized. Utilization of these NOL carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicate that we experienced ownership changes, as defined by Section 382 of the Code, on September 16, 2004, March 10, 2009, January 11, 2012 and January 29, 2018. As a result of this ownership changes, our use of NOL carryforwards generated prior to January 28, 2018 is subject to an annual limitation of approximately $1.4 million per year. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to further limitations, which could result in increased future tax liability to us. Moreover, our federal NOLs from years prior to 2018 can be carried forward for a maximum of 20 years from the year in which the NOL was incurred, and our state NOLs are subject to carryforward limitations that vary from state to state; as a result, all or a portion of those carryforwards could expire before being available to reduce future income tax liabilities. Assuming no future ownership change occurs at a time when our market capitalization is lower than it was on our last ownership change on January 29, 2018, the Company is projected to lose $346 million of the total federal NOL carryforwards currently subject to IRC Section 382 to the 20-year carryforward expiration rules. On February 17, 2021, the Company closed an offering of our common stock off of the Shelf Registration Statement and issued and sold 80,952,381 shares of our common stock at a public offering price of $1.05 per share, for aggregate net proceeds of approximately $79.6 million, the Company is currently analyzing if a Section 382 ownership change occurred and if any further limitation will need to be updated in 2021.
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
Provisions in our restated certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
•establish a classified board of directors such that all members of the board are not elected at one time;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which stockholders can remove directors from the board;
•establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on at stockholder meetings;
•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•limit who may call a special meeting of stockholders;
•authorize our board of directors to issue preferred stock, without stockholder approval, that could be used to institute a shareholder rights plan, or so called "poison pill," that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our certificate of incorporation or bylaws.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES

Our principal facilities consist of office space and manufacturing facilities in Billerica and Wilmington, Massachusetts, Wallingford, Connecticut, and Hyderabad, India. We occupy approximately 45,000 square feet of office space in Billerica, Massachusetts under a lease that expires in October 2025 with the option to extend for two successive five-year terms beyond the term of the lease. We occupy approximately 59,000 square feet of manufacturing space in Wilmington, Massachusetts under a lease that expires in July 2022 with the option to extend for one additional five-year period beyond the term of the lease. We occupy approximately 4,099 square feet of space in Wallingford, Connecticut under a five-year lease that expires in August 2022 with options to extend for two additional years beyond the original term and an additional three years past the first extension term. We occupy 11,962 square feet of office space in Hyderabad, India, under a lease that expires in November 2025 with the option to extend beyond the term of the lease.

ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of our business, we are subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where we sell our products.
On August 15, 2019, we filed a lawsuit against Zimmer Biomet Holdings, Inc. and Zimmer, Inc., or “Zimmer Biomet,” in the United States District Court for the District of Delaware seeking damages for Zimmer Biomet’s infringement of certain of the Company’s patents related to patient-specific instrument and implant systems. The complaint alleged that Zimmer Biomet’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Zimmer Biomet’s patient-specific instrument and implant systems for knee, shoulder, and hip replacement procedures.
On November 5, 2019, Zimmer Biomet filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that we infringed five patents owned by Zimmer Biomet. Zimmer Biomet alleged that our iTotal CR and iTotal PS products infringed all five asserted patents, that our iDuo product infringed three of the asserted patents, and that our iUni product infringes two of the asserted patents. On January 13, 2020, Zimmer Biomet filed a motion to dismiss our complaint, and we filed our answer to Zimmer Biomet’s complaint, denying that our products infringe Zimmer Biomet’s asserted patents. Our answer also alleged that Zimmer Biomet’s asserted patents were invalid.
On May 22, 2020, we entered into a Settlement and License Agreement with Zimmer Biomet, pursuant to which the parties agreed to terms for resolving their then-existing patent disputes. Under the Settlement and License Agreement, we and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties; we granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of the our patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants; and Zimmer Biomet granted to Conformis a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for our implants and patient-specific instruments for the knee. Zimmer Biomet was also required to make payments to us on specified dates through January 15, 2021, for a total amount payable of $9.6 million, in consideration of the licenses, releases and other immunities granted by us to Zimmer Biomet. As of January 13, 2021, we had received all payments under the Settlement and License Agreement, totaling the full $9.6 million. No payment was due from us to Zimmer Biomet.

On August 29, 2019, we filed a lawsuit against Medacta USA, Inc. in the United States District Court for the District of Delaware. We amended our complaint on December 23, 2019, and again on October 14, 2020, adding Medacta International (Medacta’s USA, Inc.’s parent company) as a defendant (Medacta USA, Inc. and Medacta International SA are referred to, together, as “Medacta”). We are seeking damages for Medacta’s infringement of certain of our patents related to patient-specific instrument and implant systems, alleging that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer to our original complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by us. Medacta’s answer also alleges the affirmative defense that our asserted patents are invalid. Discovery in the lawsuit is ongoing.
On March 20, 2020, Osteoplastics LLC, or "Osteoplastics" filed a lawsuit against us in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020. Osteoplastics alleges that our proprietary software, including our iFit software platform, and our use of our proprietary software for designing and manufacturing medical devices, including implants, infringes seven patents owned by Osteoplastics. On June 15, 2020, we filed a motion to dismiss Osteoplastics’ complaint, and on October 21, 2020, the court denied the motion to dismiss. On November 2, 2020, we filed our answer to the amended complaint, denying that Conformis infringes the patents asserted by Osteoplastics. Our answer also alleges the affirmative defense that Osteoplastics' asserted patents are invalid. Discovery in the lawsuit has commenced.
On April 24, 2020, we filed a lawsuit against Wright Medical Technology, Inc. and Tornier, Inc., or “Wright Medical,” in the United States District Court for the District of Delaware, and we amended our complaint on November 30, 2020. We are seeking damages for Wright Medical’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that Wright Medical’s multiple lines of patient-specific shoulder instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Wright Medical’s Tornier Blueprint™ 3D Planning + PSI shoulder replacement systems. On December 14, 2020, Wright Medical filed its answer to the amended complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by the Company. Wright Medical’s answer also alleges the affirmative defense that the Company’s asserted patents are invalid. Discovery in the lawsuit has commenced.
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
For further information regarding such legal proceedings, see the section entitled “Legal Proceedings” of “Note H—Commitments and Contingencies” in this Annual Report on Form 10 -K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock
Since December 30, 2020, our common stock has traded under the symbol “CFMS” on the NASDAQ Capital Market. Prior to that date, our common stock traded on the NASDAQ Global Select Market since July 2015 under the same symbol. The following table sets forth the high and low sales price of our common stock as reported on the NASDAQ Global Market and the NASDAQ Capital Market, as applicable, for the periods indicated:

	High	Low
Year ended December 31, 2019:
First Quarter	$2.88	$0.39
Second Quarter	$4.71	$2.11
Third Quarter	$4.12	$1.49
Fourth Quarter	$2.55	$1.45
Year ended December 31, 2020:
First Quarter	$1.55	$0.56
Second Quarter	$1.12	$0.59
Third Quarter	$0.88	$0.66
Fourth Quarter	$0.80	$0.62
Holders of Our Common Stock
As of March 1, 2021, there were approximately 287 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Annual Report on Form 10-K, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

 Overview

We are a medical technology company that uses our proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants and instruments that are individually sized and shaped, which we refer to as personalized, individualized, or sometimes as customized, to fit each patient's unique anatomy. The worldwide market for joint replacement products is approximately $19.5 billion annually and growing, and we believe our iFit technology platform is applicable to all major joints in this market. We offer a broad line of personalized knee implants and instruments designed to restore the natural shape of a patient’s knee. As of December 31, 2020, we had sold a total of more than 125,000 knee implants, including more than 100,000 total knee implants and 25,000 partial knee implants. In multiple clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function, including kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or “off-the-shelf,” implants that it was tested against. In 2016, we initiated the broad commercial launch of the iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market. In July 2018, our first Conformis Hip Systems were implanted in a limited commercial launch. On November 11, 2019, we entered full commercial launch of the Conformis Hip System. We are planning for a limited commercial launch of a second stem for the Conformis Hip System in the first half of 2022. In the second half of 2021, we plan to launch a new standard knee offering, which is being designed to provide a lower-cost alternative to hospitals, outpatient surgery centers, and ASCs, while still taking full advantage of years of patient data collected through Conformis’ unique business model. We are planning for a limited commercial launch of our cementless or Press Fit option for our iTotal Identity knee implant beginning during the fourth quarter of 2021 and/or first quarter of 2022, with the full commercial launch planned by the second half of 2022.

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

COVID-19 Pandemic

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March 2020, the World Health Organization declared this coronavirus outbreak (COVID-19) to be a pandemic. The future progression of the pandemic, including the scope, severity and duration of the pandemic, potential resurgences, the speed and effectiveness of vaccine and treatment developments, and the direct and indirect economic effects of the pandemic and containment measures, and its effects on our business and operations remain uncertain. We have experienced significantly decreased demand for our products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had and is expected to continue to have a significant negative effect on our revenue.

Such negative effects were most pronounced during the second quarter of 2020, when a significant number of hospitals were either closed for elective procedures or otherwise operating at significantly reduced volumes. Generally, we saw an increase in procedure volumes during the summer, as many regions were able to reopen for elective procedures, with an existing patient backlog.

Within the U.S. and Germany, which are our major sales markets, estimated case counts have increased since November 2020, though cases have begun to substantially decline again in recent weeks. While elective surgery sites generally remain open and operational, we believe that the increased hospital burden has negatively impacted surgical demand and capacity, temporarily delaying many procedures. In addition, there are concerns about future strains of COVID-19. We expect that these negative effects will continue in the near-term until infection rates decline from their current level, and more of the country's population is vaccinated. However, the future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could be negatively affected.

On March 20, 2020, we provided notice to our employees of a furlough of approximately 80 employees effective as of March 23, 2020 to help address decreased demand for our products. The furlough resulted in reduced production capacity at our manufacturing facilities, but sufficient to meet demand. While we have not experienced and do not currently anticipate significant interruptions in our supply chain, extended or additional quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture the key components and materials necessary for our products. Any delay or shortage of materials or delays in delivering our products may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales, profitability and financial condition. On April 17, 2020, we entered into an approximately $4.7 million promissory note, or the PPP Note, with East West Bank under the Paycheck Protection Program, or the PPP offered by the U.S. Small Business Administration, or the SBA, to mitigate the negative financial and operational impacts of the pandemic. On April 23, 2020, we accelerated a plan to return to full-time employment the vast majority of those employees who were furloughed on March 23, 2020. This plan was completed at the end of April 2020.

Components of our results of operations

    The following is a description of factors that may influence our results of operations, including significant trends and challenges that we believe are important to an understanding of our business and results of operations.

Revenue

    Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the

United Kingdom, Austria, Ireland, Switzerland, Spain, Portugal, the Netherlands, Belgium, the Dutch Antilles, Suriname, Australia, Argentina, the United Arab Emirates, the Sultanate of Oman, Italy, San Marino, Poland and other markets. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into pricing agreements. The process of negotiating a pricing agreement can be lengthy and time-consuming, requiring extensive management time and may not be successful.

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

Royalty and licensing revenue for the year ended December 31, 2020 includes revenue of $9.6 million generated from our settlement with Zimmer Biomet for a royalty-free, non-exclusive, worldwide license to certain patents for the exploitation of patient-specific or partially patient-specific instrumentation for knee, shoulder or hip replacement and releases and other immunities. Under Accounting Standards Codification ("ASC") No. 2014-09, Revenue from Contracts with Customers ("Topic 606" or "ASC 606"), these individual rights are accounted for as a single performance obligation. The earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Ongoing royalty revenue is generated from our agreement with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. The license agreement with MicroPort will expire upon the expiration of the last to expire of our patents and patent applications licensed to MicroPort, which currently is expected to occur in 2031.

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

Cost of revenue

    We produce our computer aided designs, or CAD, in-house and in India and use them to direct most of our product manufacturing efforts. We manufacture all of our patient-specific instruments, or iJigs, tibial trays used in our total knee implants, and polyethylene tibia tray inserts for our iTotal CR and our iTotal PS product, in our facility in Wilmington, Massachusetts. We polish our femoral implants used in our total and partial knee products in our facility in Wallingford, Connecticut. Starting in 2019, we began to manufacture the lateral partial tibial tray components in our facility in Wilmington, Massachusetts. We outsource the production of the remainder of the partial knee tibial components, femoral castings, and other knee and hip components to third-party suppliers. Our suppliers make our personalized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, outsourced CAD labor, manufacturing supplies, inbound freight, manufacturing overhead, and depreciation expense. Also included in cost of revenue for the year ended December 31, 2020, are legal fees payable to external counsel in connection with our patent licensing and enforcement activities related to the Settlement and License Agreement with Zimmer Biomet.

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

    We expect our gross margin from the sale of our products, which excludes royalty and licensing revenue, to expand over time to the extent we are successful in continuing to reduce our manufacturing costs per unit and increasing our manufacturing efficiency as sales volume increases. We believe that areas of opportunity to expand our gross margin in the future, if and as the volume of our product sales increases, include the following:

•absorbing overhead costs across a larger volume of product sales;
•obtaining more favorable pricing for the materials used in the manufacture of our products;
•obtaining more favorable pricing of certain components of our products manufactured for us by third parties;
•increasing the proportion of certain components of our products that we manufacture in-house, which we believe we can manufacture at a lower unit cost than vendors we currently use; and
•developing new versions of our software used in the design of our personalized joint replacement implants, which we believe will reduce costs associated with the design process.

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

    General and administrative.    General and administrative expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for our administrative personnel that support our general operations, including executive management, general legal and intellectual property, finance and accounting, information technology and human resources personnel. General and administrative expense also includes outside legal costs associated with intellectual property and general legal matters, financial audit fees, insurance, fees for other consulting services, depreciation expense, long-lived asset impairment charges, freight, facilities expense, allocation of manufacturing training costs, and severance expense. We expect our general and administrative expense will increase in absolute dollars as we increase our headcount and expand our infrastructure to support growth in our business and our operations as a public company. As our revenue increases we also will incur additional expenses for freight. Our general and administrative expense may fluctuate from period to period due to the timing and extent of the expenses.

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

Consolidated results of operations

Comparison of the years ended December 31, 2020 and 2019

    The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2020		2019		2020 vs 2019
Years Ended December 31,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$58,540	85%	$76,649	99%	$(18,109)	(24)%
Royalty and licensing	10,221	15	780	1	9,441	1,210
Total revenue	68,761	100	77,429	100	(8,668)	(11)
Cost of revenue	35,046	51	40,692	53	(5,646)	(14)
Gross profit	33,715	49	36,737	47	(3,022)	(8)

Operating expenses:
Sales and marketing	22,646	33	28,514	37	(5,868)	(21)
Research and development	11,939	17	12,457	16	(518)	(4)
General and administrative	24,244	35	20,895	27	3,349	16
Total operating expenses	58,829	86	61,866	80	(3,037)	(5)
Loss from operations	(25,114)	(37)	(25,129)	(32)	15	—
Total other income/(expenses), net	863	1	(3,304)	(4)	4,167	126
Loss before income taxes	(24,251)	(35)	(28,433)	(37)	4,182	15
Income tax provision	42	—	45	—	(3)	(7)
Net loss	$(24,293)	(35)%	$(28,478)	(37)%	$4,185	15%

    Product revenue.    Product revenue was $58.5 million for the year ended December 31, 2020 compared to $76.6 million for the year ended December 31, 2019, a decrease of $18.1 million or 24%. We believe the decline is primarily due to the postponement of elective surgeries as a result of the COVID-19 pandemic.

    The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2020		2019		2020 vs 2019
Years Ended December 31,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$50,736	87%	$67,151	88%	$(16,415)	(24)%
Germany	6,526	11	7,598	10	(1,072)	(14)
Rest of world	1,278	2	1,900	2	(622)	(33)
Product revenue	$58,540	100%	$76,649	100%	$(18,109)	(24)%

    Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 87% for the year ended December 31, 2020 compared to 88% for the year ended December 31, 2019.

United States product revenue decreased $16.4 million to $50.7 million or 24% year over year. We believe the decline in revenue inside the United States was primarily due to the postponement of elective surgeries due to the COVID-19 pandemic. Germany product revenue decreased $1.1 million to $6.5 million, or 14% year over year on a reported basis and 16% on a constant currency basis. Rest of World product revenue decreased $0.6 million to $1.3 million, or 33% year-over-year on a reported basis and 34% on a constant currency basis, we believe primarily due to restrictions of elective surgeries in the UK related to the COVID-19 pandemic. The impact of COVID-19 is affecting all geographies.

    Royalty and licensing revenue. Royalty and licensing revenue was $10.2 million for the year ended December 31, 2020 compared to $0.8 million for the year ended December 31, 2019, an increase of $9.4 million or 1,210%. The increase in royalty and licensing revenue was driven by $9.6 million in revenue recognized in the second quarter of 2020 under the Settlement and License Agreement with Zimmer Biomet.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $35.0 million for the year ended December 31, 2020 compared to $40.7 million for the year ended December 31, 2019, a decrease of $5.6 million or 14%. The decrease was due primarily to lower volumes due to the postponement of elective surgeries we believe as a result of the COVID-19 pandemic as well as higher cancelled case expense as a percent of revenue. Gross profit was $33.7 million for the year ended December 31, 2020 compared to $36.7 million for the year ended December 31, 2019, a decrease of $3.0 million or 8%. Gross margin was 49% for the year ended December 31, 2020 compared to 47% for the year ended December 31, 2019, an increase of 200 basis points. This increase in gross margin was driven primarily by the $9.6 million licensing revenue as a result of the Settlement and License Agreement with Zimmer Biomet. Also included in cost of revenue are legal fees payable to external counsel in connection with alternative fee arrangements relating to patent licensing and enforcement activities related to the Zimmer Biomet settlement.

    Sales and marketing.    Sales and marketing expense was $22.6 million for the year ended December 31, 2020 compared to $28.5 million for the year ended December 31, 2019, a decrease of $5.9 million or 21%. The decrease was due primarily to lower commissions of $3.9 million, personnel costs of $1.0 million, travel and entertainment of $0.7 million and marketing programs of $0.6 million. The decline in expenses were due to lower variable costs associated with the reduction in revenue and targeted expense reduction efforts to partially offset the negative impact of COVID-19. These decreases were partially offset by an increase in depreciation expense of $0.5 million. Sales and marketing expense decreased as a percentage of total revenue to 33% for the year ended December 31, 2020 compared to 37% for the year ended December 31, 2019.

    Research and development.    Research and development expense was $11.9 million for the year ended December 31, 2020 compared to $12.5 million for the year ended December 31, 2019, a decrease of $0.5 million or 4%. The decrease was due to allocated cost to the advance on research and development of $1.5 million, a decrease in revenue share and clinical trial expenses of $0.5 million, a decrease in travel and entertainment of $0.2 million, partially offset by an increase of $1.7 million in personnel costs. Research and development expense increased as a percentage of total revenue to 17% for the year ended December 31, 2020 from 16% for the year ended December 31, 2019.

    General and administrative.    General and administrative expense was $24.2 million for the year ended December 31, 2020 compared to $20.9 million for the year ended December 31, 2019, an increase of $3.3 million or 16%. The increase was primarily due to higher personnel related costs of $1.4 million, legal expense of $1.1 million, severance expense of $0.3 million, insurance expense of $0.3 million, professional service expense of $0.2 million, and taxes and fees of $0.2 million. These increases were partially offset by decreases in outbound freight costs of $0.1 million as a result of the lower revenue and a decrease in travel and entertainment of $0.1 million. General and administrative expense increased as a percentage of total revenue to 35% for the years ended December 31, 2020 from 27% for the year ended December 31, 2019.

     Total other income (expenses), net.    Total other income (expenses), net was $0.9 million of other income for the year ended December 31, 2020 compared to other expense of $3.3 million for the year ended December 31, 2019, a change of $4.2 million, or 126%. The change was primarily due to lower interest expense, net of $0.3 million and a $3.9 million increase in foreign currency exchange transaction income.

    Income taxes.    Income tax provision was $42,000 for the year ended December 31, 2020 and $45,000 for the year ended December 31, 2019. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

    From our inception in June 2004 through the year ended December 31, 2020, we have financed our operations primarily through private placements of preferred stock, our initial public offering in 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. We have not yet attained profitability and continue to incur operating losses and negative operating cash flows.

    At December 31, 2020, we had an accumulated deficit of $528.4 million.

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

On March 23, 2020, we filed a new shelf registration statement on Form S-3 or the New Shelf Registration Statement, which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, we will be permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The New Shelf Registration Statement is intended to provide us flexibility to conduct sales of our registered securities, subject to market conditions and our future capital needs. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into an at-the-market issuance sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of the our common stock to or through Cowen, acting as agent and/or principal, from time to time in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on the NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and we also provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. We are not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of December 31, 2020, we had not sold any shares under the Sales Agreement.
    On December 17, 2018, we entered into a stock purchase agreement, or the "Stock Purchase Agreement," with Lincoln Park Capital, or "LPC." Upon entering into the Stock Purchase Agreement, we sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. Additionally, as consideration for LPC’s commitment to purchase shares of common stock under the LPC Agreement, we issued 354,430 shares to LPC.  We have the right at our sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. We will control the timing of any sales to LPC and LPC will be obligated to make purchases of our common stock upon receipt of requests from us in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase the up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of our shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of our common stock pursuant to receipt of a request from us on any business day on which the last closing trade price of our common stock on the NASDAQ Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share. No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of our common stock. The Stock Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $17.6 million of our common stock pursuant to the Stock Purchase Agreement dated December 17, 2018. As of December 31, 2020, we have sold 4,521,968 shares under the Stock Purchase Agreement resulting in proceeds of $3.4 million.

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

The pre-funded warrants became exercisable immediately upon issuance, have an exercise price of $0.0001 per share and will be exercisable until all of the pre-funded warrants are exercised in full. As of December 31, 2020, all pre-funded warrants have been fully exercised. The warrants became exercisable immediately upon issuance, have an exercise price of $0.8748 per share, and will expire five years from the date of issuance. As of March 3, 2021, approximately 6.0 million of these warrants have been exercised. The pre-funded warrants and the warrants each prohibit the holder from exercising any portion thereof to the extent that the holder would own more than 9.99% of the number of shares of common stock outstanding immediately after exercise. The number of shares issuable upon exercise of the warrants and pre-funded warrants and the exercise price of the warrants and pre-funded warrants is adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

On June 25, 2019, we entered into a Loan and Security Agreement or the 2019 Secured Loan Agreement with Innovatus Life Sciences Lending Fund I, LP or Innovatus, as collateral agent and lender, East West Bank and the other lenders party thereto from time to time, or Lenders, pursuant to which the Lenders agreed to make term loans and to provide a revolving credit facility to us to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million. We used the proceeds from the 2019 Secured Loan Agreement to pay off the $15 million term loan from Oxford Finance LLC. In addition, Innovatus purchased approximately $3 million of our common stock at the previous day's closing price. During the first quarter of 2020, we reported that we may not be able to meet our second quarter revenue covenant and would work with Innovatus with the goal of adjusting the revenue covenants under the 2019 Secured Loan Agreement. On July 1, 2020, we entered into a third amendment to the 2019 Secured Loan Agreement, which, among other things, waived the trailing six-month revenue covenant milestones that applied to the quarters ended June 30, September 30 and December 31, 2020 under the agreement, reduced the revenue covenant milestones that apply thereafter, and delays until June 25, 2021 our option to prepay all, but not less than all, of the term loans advanced under the 2019 Secured Loan Agreement. On August 20, 2020, we entered into a fourth amendment to the 2019 Secured Loan Agreement, which, among other things, waived certain provisions of the agreement that apply to Conformis India LLP. As of December 31, 2020, we were not in breach of covenants under the 2019 Secured Loan Agreement.

On March 1, 2021, we entered into a fifth amendment to the 2019 Secured Loan Agreement, which, among other things, waives the trailing six-month revenue covenant milestones that apply to the quarters ending March 31, June 30, September 30 and December 31, 2021 and reduces the revenue covenant milestones that apply in 2022. The revenue covenant milestones remain unchanged for 2023 and 2024. The amendment also increases our minimum cash covenant to $5 million until December 31, 2021. For further information regarding the 2019 Secured Loan Agreement and the fifth amendment, see “Note I—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

On September 30, 2019, we entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics, or Stryker. In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the agreements, we agreed to sell and license to Stryker certain assets relating to our patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. We received $14 million upfront and became eligible to receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. As of December 31, 2020, we had successfully completed two of three milestones with Stryker and received $5.0 million in the aggregate for achievement of these milestones. Under the long-term Distribution Agreement, we will supply patient-specific instrumentation to Stryker. We may be required to pay back a portion of the initial payment as it is contingent on successful completion of the milestones set forth in the Development Agreement and License Agreement.

The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 in the United States. On April 17, 2020, we entered into an approximately $4.7 million promissory note, or the PPP Note, with East West Bank as the lender under the PPP offered by the SBA, to mitigate the negative financial and operational impacts of the COVID-19 pandemic. The interest rate on the PPP Note is a fixed rate of 1% per annum. We are required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022, or the Maturity Date. We will pay regular monthly payments in an amount equal to one month’s accrued interest commencing on August 2, 2021, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the deferral period will be payable on the Maturity Date. According to the terms of the PPP, all or a portion of the loan as well as any accrued interest may be fully forgiven if the funds are used for payroll costs (and at least 60% of the forgiven amount must have been used for payroll), interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, we used the proceeds of the loan primarily for payroll costs. We submitted the loan forgiveness application to the lender on December 11, 2020. We resubmitted the application on February 23, 2021 with additional supporting documentation as requested by the lender. We're currently waiting for a final decision from the lender regarding approval of the application.

On May 22, 2020, we entered into a Settlement and License Agreement with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC, or collectively, Zimmer Biomet, pursuant to which the parties agreed to terms for resolving then-existing patent disputes. Under the Settlement and License Agreement, we and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties; we granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of our patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants; and Zimmer Biomet granted us a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for our implants and patient-specific instruments for the knee. Under the agreement, Zimmer Biomet was required to pay us a total of $9.6 million in installments through January 15, 2021, and all such payments were made and received by such date. No payment was due from us to Zimmer Biomet.

On February 17, 2021, we closed an offering of our common stock off of the Shelf Registration Statement and issued and sold 80,952,381 shares of our common stock at a public offering price of $1.05 per share, for aggregate net proceeds of approximately $79.6 million. For further information regarding this public offering, see "Note O—Subsequent Events - 2021 Common Stock Offering" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

    We expect to incur substantial expenditures in the foreseeable future in connection with the following:

•expansion of our sales and marketing efforts;
•expansion of our manufacturing capacity;
•funding research, development and clinical activities related to our existing products and product platform, including iFit design software and product support;
•funding research, development and clinical activities related to new products that we may develop, including other joint replacement products;
•pursuing and maintaining appropriate regulatory clearances and approvals for our existing products and any new products that we may develop; and
•preparing, filing and prosecuting patent applications, and maintaining and enforcing our intellectual property rights and position.

    We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, including the successful full commercial launch of the Conformis Hip System, successful completion of the milestones set forth in the Development Agreement and License Agreement, potential payments from Stryker pursuant to the Distribution Agreement, funds from the February 17, 2021 common stock offering, available sales of shares under the Sales Agreement and the Stock Purchase Agreement, and revenues that we may generate in connection with licensing our intellectual property. Additionally, in order for us to meet our long-term operating plan, revenue growth, gross margin improvements and leveraging operating expenses will be necessary to reduce cash used in operations. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

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

    At December 31, 2020, we had cash and cash equivalents of $28.7 million and $0.5 million in restricted cash allocated to lease deposits.  Based on our current operating plan, we expect to fund our operations, capital expenditure requirements and debt service with existing cash and cash equivalents as of December 31, 2020, funds from the February 17, 2021 common stock offering, anticipated revenue from operations, the successful completion of the milestones set forth in the Development Agreement and License Agreement, revenue that may be generated in connection with licensing intellectual property, available sales of shares under the Sales Agreement and the Stock Purchase Agreement and funds from potential exercises of our common stock warrants. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenues, and the fact that we could use our capital resources sooner than we expect.

The COVID-19 pandemic has negatively impacted and will continue to impact our business, operations and financial condition. As part of our response to COVID-19, we took certain measures in preserving liquidity. In addition to the furlough implemented in March 2020, we have eliminated, reduced, or are deferring significant non-essential expense including sales, marketing, quality, clinical, regulatory and general and administrative expense. Non-essential programs have been eliminated or deferred where possible. In addition, we are working with suppliers to help match future revenue and expense.

Cash flows

    The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Years Ended December 31,
	2020	2019	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(18,310)	$(2,838)	$(15,472)	(545)%
Investing activities	(3,249)	4,324	(7,573)	(175)
Financing activities	23,757	8,527	15,230	179
Effect of exchange rate on cash	81	1	80	8,000
Total	$2,279	$10,014	$(7,735)	(77)%

    Net cash used in operating activities.    Net cash used in operating activities was $18.3 million for the year ended December 31, 2020 and $2.8 million for the year ended December 31, 2019, an increase of $15.5 million. These amounts primarily reflect net losses of $24.3 million for the year ended December 31, 2020 and $28.5 million for the year ended December 31, 2019. The increase in net cash used in operating activities for the year ended December 31, 2020 was affected by a decrease in accounts payable, accrued expenses and other liabilities of $4.8 million, a decrease in contract liability of $10.0 million and advances for research and development of $4.5 million under the Asset Purchase Agreement with Stryker, a decrease in inventory of $2.0 million, and a decrease in prepaid and other assets of $2.1 million, partially offset by an increase in royalty and licensing receivable of $1.1 million. Non-cash reconciling items include an increase in unrealized foreign exchange income/loss of $3.8 million, partially offset by a decrease from loss from debt extinguishment of $1.1 million.

    Net cash (used in) provided by investing activities.    Net cash used in investing activities was $3.2 million for the year ended December 31, 2020 compared to $4.3 million cash provided by investing activities for the year ended December 31, 2019, a decrease of $7.6 million. These amounts primarily reflect a decrease in cash provided from matured investments of $7.3 million, and an increase in cost related to the acquisition of property and equipment of $0.3 million.

    Net cash provided by financing activities.    Net cash provided by financing activities was $23.8 million for the year ended December 31, 2020 and $8.5 million for the year ended December 31, 2019, an increase of $15.2 million. The increase is due to $15.9 million of proceeds from the issuance of common stock and prefunded warrants under the registered direct offering, $4.7 million of proceeds from the issuance of the PPP loan and net proceeds of $3.1 million from issuance of common stock, compared to the net proceeds of $3.3 million from the refinancing of the Oxford debt, and net proceeds of $5.0 million from issuance of common stock for the year ended December 31, 2019.

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

    The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 2.5% to 5.6%. We incurred aggregate revenue share expense, included in research and development, including all amounts payable under our scientific advisory board revenue share agreements of $1.6 million during the year ended December 31, 2020, and representing 2.7% of product revenue, $2.0 million during the year ended December 31, 2019, representing 2.6% of product revenue. For further information, see “Note H—Commitments and Contingencies—Revenue Share Agreements” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Segment information

    We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

    Through December 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and estimates

    We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. We believe the critical accounting policies and estimates that require the use of significant estimates and judgments in the preparation of our consolidated financial statements include revenue recognition, inventory valuations, impairment assessments, and income tax reserves and related allowances. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are more fully described in "Note B – Summary of Significant Accounting Policies" to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Revenue recognition

    Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Spain, Portugal, the Netherlands, Belgium, the Dutch Antilles, Suriname, Australia, Argentina, the United Arab Emirates, the Sultanate of Oman, Italy, San Marino, Poland and other markets. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into pricing agreements. The process of negotiating a pricing agreement can be lengthy and time-consuming, require extensive management time and may not be successful.

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

    Product revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2020. Payment is typically due between 30 - 60 days from invoice.

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

Royalty and licensing revenue for the year ended December 31, 2020 includes revenue of $9.6 million generated from our settlement with Zimmer Biomet for a royalty-free, non-exclusive, worldwide license to certain patents for the exploitation of patient-specific or partially patient-specific instrumentation for knee, shoulder or hip replacement and releases and other immunities. Under ASC 606, these individual rights are accounted for as a single performance obligation. The earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Ongoing royalty revenue is generated from our agreement with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. Under ASC 606, the license agreement with MicroPort indicates that the licenses are functional and thus revenue recognition is upon the license execution date.

On September 30, 2019, we entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics, or Stryker. In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the agreements, we agreed to sell and license to Stryker certain assets relating to our patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. We received $14 million upfront and became eligible to receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. As of December 31, 2020, we had successfully completed two of three milestones with Stryker and received $5.0 million in the aggregate for achievement of these milestones and advances for research and development. Under the long-term Distribution Agreement, we will supply patient-specific instrumentation to Stryker. We may be required to pay back a portion of the initial payment as it is contingent on successful completion of the milestones set forth in the Development Agreement and License Agreement.

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
    We recognize a contract liability when there is an obligation to transfer goods or services and consideration has already been received from the customer. At December 31, 2020 we had $14.0 million recognized as a short-term contract liability related to consideration received from Stryker under the Asset Purchase and Development Agreements. We concluded the license rights under the License Agreement is functional and will be recognized at the point in time when FDA 510(k) clearance is received as required under Milestone 3 in the License Agreement, or upon Stryker's election to terminate and purchase the license rights.

Inventories

    Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. We regularly review our inventory quantities on hand and related cost and record a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. We also review our inventory value to determine if it reflects the lower of cost or net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the years ended December 31, 2020, and 2019, we recognized provisions of $2.7 million, and $2.8 million, respectively, to adjust our inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

Long-lived assets

We test impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. The asset group is tested for recoverability by comparing the net carrying value of the asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group.

During the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020, there were changes in circumstances that led us to believe that our long-lived assets may be impaired. We had experienced a significant decrease in demand for our products we believe as a result of the COVID-19 pandemic, and as such, an assessment for recoverability was performed. We evaluated whether the estimated undiscounted cash flows, including estimated terminal value, generated from the asset group were sufficient to support the carrying value of the assets. If the carrying amount of the asset group is not recoverable, an impairment loss is recognized if the carrying amount exceeds the fair value. During the year ended December 31, 2020, no such impairment charges were recognized. During the year ended December 31, 2019, we identified long-lived assets that have become impaired and recorded $0.1 million in impairment charges. Impairment charges are included in General and administrative expense.

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

    In evaluating the need for a valuation allowance, we consider all reasonably available positive and negative evidence, including recent earnings, expectations of future taxable income and the character of that income. In estimating future taxable income, we rely upon assumptions and estimates of future activity including the reversal of temporary differences. Presently, we believe that a full valuation allowance is required to reduce deferred tax assets to the amount expected to be realized.

    The tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from these positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We review our tax positions on an annual basis and more frequently as facts surrounding tax positions change. Based on these future events, we may recognize uncertain tax positions or reverse current uncertain tax positions, the impact of which would affect the consolidated financial statements.

    We have operations in Germany, the United Kingdom, and since November 6, 2020, India. The operating results of these operations will be permanently reinvested in those jurisdictions. As a result, we have only provided for income taxes at local rates when required. In April 2020, new interpretations of a German law related to intellectual property and withholding tax were released. We are currently evaluating whether the interpretations will have an impact on our consolidated financial statements.

    Accounting Standard Update ("ASU") No. 2016-09, "Compensation - Stock Compensation," was issued and adopted in January 2017. ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, modified retrospective adoption of ASU 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before we can recognize them and therefore, we have accounted for a cumulative-effect adjustment of $7.7 million during the year ended December 31, 2019 to record excess tax benefits.  Since we have a full valuation allowance on all deferred taxes, this has no impact on retained earnings or our tax position.

    On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") which included modifications to the limitation on business interest expense, net operating loss provisions, and other various U.S. tax law updates. We do not expect that these aspects of the CARES Act will have a material impact on our consolidated financial statements.

On December 27, 2020, the U.S government enacted the Consolidated Appropriations Act, 2021 "the Act", which included various tax extenders, an update to meals and entertainment expensing, and the deductibility of expenses related to PPP loan proceeds. We applied the Act in regards to expenses related to the PPP loan proceeds, which previously would have been non-deductible.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Conformis, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Conformis, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of long-lived assets

As described further in Note B to the consolidated financial statements, the Company evaluates long-lived assets for impairment when events or changes in circumstances exist that may indicate that the carrying amount of the asset group is no longer recoverable. The Company identified triggering events for impairment in each of the three months ended March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020. Accordingly, we identified the valuation of long-lived assets as a critical audit matter.

The principal considerations for our determination of the valuation of long-lived assets as a critical audit matter is due to significant judgments and estimates made by management when determining whether an asset group may be impaired. Significant judgments and estimates included forecasted cash flows and terminal value. This required a high degree of auditor judgment and an increased extent of effort when evaluating the reasonableness of management’s judgments and estimates.

Our audit procedures related to the Company’s test for impairment of long-lived assets included the following, among others:

•We tested management’s ability to forecast by comparing actual results to prior forecasts.

•We tested the reasonableness of management’s forecasted cash flows by considering both positive and negative evidence impacting the forecasts in comparison to market and industry factors and trends, and historical trends. Additionally, we performed analysis to test the sensitivity of management’s forecasts.

•We evaluated management’s determination of the asset group and identification of the primary asset.

•With the assistance of our valuation specialists, we evaluated the appropriateness of management’s valuation methodologies and the reasonableness of key assumptions by developing a range of independent estimates for a terminal value using market participant revenue multiples and comparing to the terminal value selected by management.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2008.

Boston, Massachusetts
March 3, 2021

CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019

Assets
Current Assets
Cash and cash equivalents	$28,673	$26,394
Accounts receivable, net	8,515	11,066
Royalty and licensing receivable	1,256	165
Inventories	12,585	12,074
Prepaid expenses and other current assets	2,315	2,815
Total current assets	53,344	52,514
Property and equipment, net	12,240	13,356
Operating right-of-use assets	5,215	5,853
Other Assets
Restricted cash	462	462
Other long-term assets	239	211
Total assets	$71,500	$72,396

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,918	$6,920
Accrued expenses	7,213	7,135
Operating lease liabilities	1,620	1,469
Advance on research and development	3,168	2,331
Contract liability	14,000	—
Total current liabilities	30,919	17,855
Other long-term liabilities	—	1,500
Contract liability	—	12,000
Long-term debt, less debt issuance costs	25,003	19,623
Operating lease liabilities	4,206	5,071
Total liabilities	60,128	56,049
Commitments and contingencies (Note H)
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at December 31, 2020 and December 31, 2019; no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at December 31, 2020 and December 31, 2019; 95,546,577 and 70,427,400 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	543,809	521,356
Accumulated deficit	(528,438)	(504,145)
Accumulated other comprehensive loss	(4,000)	(865)
Total stockholders’ equity	11,372	16,347
Total liabilities and stockholders’ equity	$71,500	$72,396
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019
Revenue
Product	$58,540	$76,649
Royalty and licensing	10,221	780
Total revenue	68,761	77,429
Cost of revenue	35,046	40,692
Gross profit	33,715	36,737

Operating expenses
Sales and marketing	22,646	28,514
Research and development	11,939	12,457
General and administrative	24,244	20,895
Total operating expenses	58,829	61,866
Loss from operations	(25,114)	(25,129)

Other income and expenses
Interest income	76	330
Interest expense	(2,373)	(2,942)
Foreign currency exchange transaction income (loss)	3,160	(692)
Total other income (expenses)	863	(3,304)
Loss before income taxes	(24,251)	(28,433)
Income tax provision	42	45

Net loss	$(24,293)	$(28,478)

Net loss per share - basic and diluted	$(0.34)	$(0.44)

Weighted average common shares outstanding - basic and diluted	71,699,615	64,122,455

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2020	2019
Net loss	$(24,293)	$(28,478)
Other comprehensive (loss) income
Foreign currency translation adjustments	(3,135)	605
Comprehensive loss	$(27,428)	$(27,873)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share and per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Par Value				Total
Balance, December 31, 2018	65,290,879	$1	$513,336	$(475,667)	$(1,470)	$36,200
Issuance of common stock—option exercise	81,441	—	184	—	—	184
Issuance of common stock—restricted stock	3,195,097	—	—	—	—	—
Issuance of common stock— ATM offering	1,084,789	—	1,999	—	—	1,999
Issuance of common stock— Innovatus Investment	775,194	—	3,000	—	—	3,000
Compensation expense related to issued stock options and restricted stock awards	—	—	2,837	—	—	2,837
Net loss	—	—	—	(28,478)	—	(28,478)
Other comprehensive income	—	—	—	—	605	605
Balance, December 31, 2019	70,427,400	$1	$521,356	$(504,145)	$(865)	$16,347
Issuance of common stock—restricted stock	3,721,205	—	2	—	—	2
Issuance of common stock—LPC offering	2,600,000	—	2,403	—	—	2,403
Issuance of common stock—ATM offering	792,931	—	746	—	—	746
Issuance of common stock and pre-funded warrants under registered direct offering, less issuance costs of $1.4 million	8,512,088	—	15,895	—	—	15,895
Issuance of common stock upon exercise of pre-funded warrants	9,492,953	—	1	—	—	1
Compensation expense related to issued stock options and restricted stock awards	—	—	3,406	—	—	3,406
Net loss	—	—	—	(24,293)	—	(24,293)
Other comprehensive loss	—	—	—	—	(3,135)	(3,135)
Balance, December 31, 2020	95,546,577	$1	$543,809	$(528,438)	$(4,000)	$11,372

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(24,293)	$(28,478)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,366	4,237
Stock-based compensation expense	3,406	2,837
Unrealized foreign exchange (income) loss	(3,214)	606
Non-cash lease expense	1,180	1,146
Provision for bad debts on trade receivables	50	106
Impairment of long-term assets	—	69
Disposal of long-term assets	—	(200)
Loss on extinguishment of debt	—	1,085
Non-cash interest expense	712	423
Accretion on investments	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	2,501	2,070
Royalty and licensing receivable	(1,091)	(20)
Inventories	(512)	(2,539)
Prepaid expenses and other assets	430	(1,623)
Accounts payable, accrued expenses, and other liabilities	(3,182)	1,615
Contract liability	2,000	12,000
Advance on research and development	(663)	3,832
Net cash used in operating activities	(18,310)	(2,838)

Cash flows from investing activities:
Acquisition of property and equipment	(3,249)	(2,926)
Maturity of investments	—	7,250
Net cash (used in) provided by investing activities	(3,249)	4,324

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	184
Proceeds from exercise of pre-funded warrants	1	—
Debt issuance costs	(10)	(737)
Loss on extinguishment of debt	—	(919)
Proceeds from issuance of debt	4,720	20,000
Payments on long-term debt	—	(15,000)
Net proceeds from issuance of common stock	3,151	4,999
Issuance of common stock and pre-funded warrants under registered direct offering, net	15,895	—
Net cash provided by financing activities	23,757	8,527
Foreign exchange effect on cash and cash equivalents	81	1
Increase in cash, cash equivalents, and restricted cash	2,279	10,014
Cash, cash equivalents, and restricted cash beginning of period	26,856	16,842
Cash, cash equivalents, and restricted cash end of period	$29,135	$26,856

Supplemental information:
Cash paid for interest	1,413	2,123
Non-cash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease obligations	543	6,988
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

Liquidity and operations

    Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. The Company has not yet attained profitability and continues to incur operating losses and negative operating cash flows. At December 31, 2020, the Company had an accumulated deficit of $528.4 million and cash and cash equivalents of $28.7 million, and $0.5 million in restricted cash allocated to a lease deposit.

The Company expects that its existing cash and cash equivalents as of December 31, 2020, funds from the February 17, 2021 common stock offering, funds from potential exercises of its common stock warrants, anticipated revenue from operations, and the successful completion of the milestones set forth in the Development Agreement and License Agreement will enable the Company to fund its operations, capital expenditure requirements and debt service for at least the next 12 months from the date of filing. In order for the Company to meet its long-term operating plan, revenue growth, margin improvements and leveraging operating expenses will be necessary to reduce cash used in operations, and the Company will need to successfully complete the remaining milestone set forth in the Development Agreement and the License Agreement which cannot be assured.

On June 25, 2019, the Company entered into a Loan and Security Agreement (the "2019 Secured Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and lender, East West Bank and the other lenders party thereto from time to time (collectively, the "Lenders"), pursuant to which the Lenders agreed to make term loans and revolving credit facility to the Company to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million. For further information regarding the 2019 Secured Loan Agreement and the Amendments, see “Note I—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

On February 17, 2021, the Company closed an offering of its common stock off of the Shelf Registration Statement and issued and sold 80,952,381 shares of its common stock at a public offering price of $1.05 per share, for aggregate net proceeds of approximately $79.6 million. For further information regarding this public offering, see "Note O—Subsequent Events - 2021 Common Stock Offering" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March 2020, the World Health Organization declared this coronavirus outbreak (COVID-19) to be a pandemic. The future progression of the pandemic, including the scope, severity and duration of the pandemic, potential resurgences, the speed and effectiveness of vaccine and treatment developments, and the direct and indirect economic effects of the pandemic and containment measures, and its effects on the Company's business and operations remain highly uncertain. The Company has experienced significantly decreased demand for its products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had and is expected to continue to have a significant negative effect on the Company's revenue. Such negative effects were most pronounced during the second quarter of 2020, when a significant number of hospitals were either closed for elective procedures or otherwise operating at significantly reduced volumes. Generally, the Company saw an increase in procedure volumes during the summer, as many regions were able to reopen for elective procedures, with an existing patient backlog.

Within the U.S. and Germany, which are the Company's major sales markets, estimated case counts have increased since November 2020. In particular, case counts and hospitalizations have increased substantially in many parts of the U.S. over the last three months, and hospitals continue to face capacity constraints. While elective surgery sites generally remain open and operational, the Company believes that the increased hospital burden has negatively impacted surgical demand and capacity, temporarily delaying many procedures. In addition, there are concerns about future strains of COVID-19. The Company expects that these negative effects will continue in the near-term until infection rates decline from their current level, and more of the country's population is vaccinated. However, the future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could be negatively affected.

Basis of presentation and use of estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates used in these consolidated financial statements include revenue recognition, accounts receivable valuation, inventory reserves, impairment assessments, income tax reserves and related allowances, and the lives of property and equipment. Actual results may differ from those estimates.

Note B—Summary of Significant Accounting Policies

Concentrations of credit risk and other risks and uncertainties

    Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains the majority of its cash with accredited financial institutions. The associated risk of concentration is mitigated by banking with credit worthy financial institutions. The Company had $1.0 million as of December 31, 2020 and $0.8 million as of December 31, 2019 held in foreign bank accounts, that were not federally insured.

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

     For the year ended December 31, 2020, Zimmer Biomet represented 14% of total revenue. For the year ended December 31, 2019, no customer represented greater than 10% of revenue. As of December 31, 2020, payments due from Zimmer Biomet represented 13% of our total net receivable balance. As of December 31, 2019, there were no customers that represented greater than 10% of total net receivable balance.

Principles of consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc., or ImaTx, ConforMIS Europe GmbH, ConforMIS UK Limited, ConforMIS Hong Kong Limited, Conformis India LLP; and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash, cash equivalents and restricted cash

    The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased, to be cash equivalents. The Company’s cash equivalents consist of demand deposits and money market accounts, in addition to cash deposits in excess of federally insured limits. Demand deposits and money market accounts are carried at cost which approximates their fair value. The Company has recorded restricted cash of $0.5 million as of December 31, 2020 and 2019. Restricted cash consisted of security provided for lease obligations.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$28,673	$26,394
Restricted cash	462	462
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$29,135	$26,856

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

Inventories

    Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the years ended December 31, 2020 and 2019, the Company recognized provisions of $2.7 million and $2.8 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Long-lived assets

The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. The asset group is tested for recoverability by comparing the net carrying value of the asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. During the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020, there were changes in circumstances that led the Company to believe that its long-lived assets may be impaired. The Company had experienced a significant decrease in demand for its products the Company believes as a result of the COVID-19 pandemic, and as such, an assessment for recoverability was performed. The Company evaluated whether the estimated undiscounted cash flows, including estimated terminal value, generated from the asset group were sufficient to support the carrying value of the assets. If the carrying amount of the asset group is not recoverable, an impairment loss is recognized if the carrying amount exceeds the fair value. During the year ended December 31, 2020, no such impairment charges were recognized. During the year ended December 31, 2019, the Company identified long-lived assets that have become impaired and recorded $0.1 million in impairment charges. Impairment charges are included in General and administrative expense.

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

    Leases with an initial term of 12 months or less are not recorded on the balance sheet and are not expected to be renewed for a total term of more than 12 months; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

    Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities of $7.0 million and $7.7 million, respectively, as of January 1, 2019. The difference between the lease assets and lease liabilities is related to deferred rent, which was previously recorded as deferred rent within Accrued expenses and Other long-term liabilities under ASC 840. The operating lease right-of-use assets are subsequently assessed for impairment in accordance with the Company's accounting policy for long-lived assets. The adoption of the standard did not impact the Company’s consolidated net earnings and had no impact on cash flows.

Revenue recognition

Product Revenue Recognition

    Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2020. Payment is typically due between 30 - 60 days from invoice.

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

    Unconditional rights to consideration are reported as receivables. Incidental items that are immaterial in the context of the contract are recognized as expense. At December 31, 2020 and 2019, the Company did not have contract assets or liabilities recorded on the Consolidated Balance Sheets derived from product revenue.

Royalty and Licensing Revenue Recognition

    The Company receives ongoing sales-based royalties under its agreement with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation. Royalty revenue is recorded at the expected value of the royalty revenue.

    On September 30, 2019, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics ("Stryker"). In connection with entering into the Asset Purchase Agreement, the Company and Stryker also entered into a Development Agreement (the "Development Agreement"), a License Agreement (the "License Agreement"), a Distribution Agreement (the "Distribution Agreement") and, together with the Asset Purchase Agreement, the Development Agreement and the License Agreement, the "Agreements") and other ancillary agreements contemplated by the Agreements. Under the terms of the agreements, the Company agreed to sell and license to Stryker certain assets relating to the Company's patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf," non-personalized knee implant offerings. The Company received $14 million upfront and will receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement.
As of December 31, 2020, the Company had completed two of three milestones set forth in the License Agreement and the Development Agreement and received $5.0 million in the aggregate for achievement of these milestones. Under the long-term Distribution Agreement, the Company will supply patient specific instrumentation to Stryker. The Stryker Agreements contain termination provisions pursuant to which, under certain circumstances, Stryker may be able to terminate the Development Agreement and oblige the Company to repay a portion of the initial payment. In other circumstances, Stryker could terminate and pay an additional fee for the right to use the Company's intellectual property to sell patient-specific instrumentation with their off-the-shelf knee offering, subject to paying the Company a sales-based royalty fee.

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

    The Company records a contract liability when there is an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. At December 31, 2020, the Company recorded $14.0 million as a short-term contract liability related to consideration received from the customer under the Asset Purchase and Development Agreements. The Company concluded the license rights under the License Agreement is functional and will be recognized at the point in time when FDA 510(k) clearance is received as required under Milestone 3 in the License Agreement, or upon termination by Stryker and Stryker's election to purchase the license rights.

On May 22, 2020 the Company entered into a Settlement and License Agreement with Zimmer Biomet, pursuant to which both parties have agreed to terms for resolving all of their existing patent disputes. In consideration of the licenses, releases, covenants and other immunities granted by the Company to Zimmer Biomet, Zimmer Biomet was required to pay the Company $3.5 million promptly after execution of the Settlement and License Agreement, which it has, and additional payments on specified dates through January 15, 2021, for a total amount payable of $9.6 million. The agreement provides for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. These individual rights are not accounted for as separate performance obligations as (i) the nature of the promise, within the context of the agreement, is to transfer combined items to which the promised rights are inputs and (ii) the Company's promise to transfer each individual right described above to Zimmer Biomet is not separately identifiable from other promises in the agreement. As a result, the Company accounts for the promises in the agreement as a single performance obligation. Zimmer Biomet legally obtained control of the license and other rights upon execution of the contract. As such, the earnings process is complete and revenue was recognized upon the execution of the contract, when collectability became probable and all other revenue recognition criteria had been met within the scope of ASC 606. In connection with the Settlement and License Agreement, the Company recognized revenue of $9.6 million during the year ended December 31, 2020. See “Note H—Commitments and Contingencies, Legal proceedings” for further discussion of the Zimmer Biomet settlement.

Disaggregation of Revenue

    See "Note L—Segment and Geographic Data" for disaggregated product revenue by geography.

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

    The following table summarizes activity for rebate allowance reserve for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Beginning Balance	$127	$96
Provision related to current period sales	146	145
Adjustment related to prior period sales	(55)	20
Payments or credits issued to customer	(137)	(134)
Ending Balance	$81	$127

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

Shipping and handling costs

    Shipping and handling activities prior to the transfer of control to the customer (e.g., when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $1.7 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively.

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

    Under the Development Agreement with Stryker, the Company has three milestone deliverables in which the Company must deliver the first prototype of the patient-specific instrumentation (referred to as "PSI") to be used with Stryker's off-the-shelf knee implant, design freeze of the PSI, and FDA 510(k) approval of the developed product. As of December 31, 2020, the Company met the two of three milestones under the Development Agreement.

The Company recognized $1.7 million and $0.2 million in Research and development expense for the years ended December 31, 2020 and 2019 respectively, which was offset by a portion of the advance on research and development received upon execution of the agreements and additional payments received for the achievement of milestones 1 and 2. As of December 31, 2020, the remaining portion of the advance on research and development of $3.2 million is classified as a short-term liability within Advance on research and development on the Consolidated Balance Sheets and will be used to offset future expenses incurred under the Development Agreement.

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

Advertising expense

    Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.5 million for each of the years ended December 31, 2020 and 2019.

Segment reporting

    Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s chief operating decision-maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business segment and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the aggregate Company level. Accordingly, in light of the Company’s current product offerings, management has determined that the primary form of internal reporting is aligned with the offering of the Conformis personalized joint replacement products and that the Company operates as one segment. See “Note L—Segment and Geographic Data.”

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

    The Company has operations in Germany, the United Kingdom, and since November 6, 2020, India. The operating results of these operations will be permanently reinvested in those jurisdictions. As a result, the Company has only provided for income taxes at local rates when required. In April 2020, new interpretations of a German law related to intellectual property and withholding tax were released. The Company is currently evaluating whether the interpretations will have an impact on its consolidated financial statements.

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

On December 27, 2020, the U.S government enacted the Consolidated Appropriations Act, 2021 "the Act", which included various tax extenders, an update to meals and entertainment expensing, and the deductibility of expenses related to the Paycheck Protection Program (“PPP”) loan proceeds. The Company applied the Act in regards to expenses related to the PPP loan proceeds, which previously would have been non-deductible.

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

    The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Years Ended December 31,
(in thousands, except share and per share data)	2020	2019
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(24,293)	$(28,478)
Denominator:
Denominator for basic loss per share:
Weighted average shares	71,699,615	64,122,455
Basic loss per share attributable to Conformis, Inc. stockholders	$(0.34)	$(0.44)
Diluted loss per share attributable to Conformis, Inc. stockholders	$(0.34)	$(0.44)

    The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Years Ended December 31,
	2020	2019
Stock options, restricted stock awards, performance awards	970,257	2,992,120
Total	970,257	2,992,120

Note C—Accounts Receivable

    Accounts receivable consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Total receivables	$8,805	$11,401
Allowance for doubtful accounts and returns	(290)	(335)
Accounts receivable, net	$8,515	$11,066

    The beginning accounts receivable balance as of January 1, 2020 and 2019, was $11.1 million and $13.2 million, respectively. All activity within accounts receivables relate to normal operational activity from the period. Accounts receivable included unbilled receivable of $1.0 million and $2.1 million for the years ended December 31, 2020 and 2019. Write-offs related to accounts receivable were approximately $75,000 and $187,000, for the years ended December 31, 2020 and 2019, respectively.

    Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	December 31, 2020	December 31, 2019
Beginning balance	$(335)	$(390)
Provision for bad debts on trade receivables	(50)	(106)
Other allowances	20	(26)
Accounts receivable write-offs	75	187
Ending balance	$(290)	$(335)

Note D—Inventories

    Inventories consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Raw Material	$5,513	$6,171
Work in process	1,833	1,717
Finished goods	5,239	4,186
Total Inventories	$12,585	$12,074

Note E—Property and Equipment

    Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	December 31, 2020	December 31, 2019
Equipment	5-7	$19,461	$19,011
Furniture and fixtures	5-7	864	864
Computer and software	3	9,873	9,561
Leasehold improvements	3-7	2,068	2,008
Reusable instruments	5	5,739	3,402
Molding and Tooling	5	91	—
Total property and equipment		38,096	34,846
Accumulated depreciation		(25,856)	(21,490)
Property and equipment, net		$12,240	$13,356

    Depreciation expense related to property and equipment was $4.4 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company did not recognize an impairment charge. In 2019 the Company identified long-lived assets that have become impaired and recorded $0.1 million in impairment charges.

Note F—Accrued Expenses

    Accrued expenses consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued employee compensation	$3,365	$3,198
Accrued legal expense	952	310
Accrued consulting expense	21	21
Accrued vendor charges	766	1,037
Accrued revenue share expense	697	1,050
Accrued clinical trial expense	306	394
Accrued other	1,106	1,125
	$7,213	$7,135

Note G—Leases

    The Company adopted Topic 842 as of January 1, 2019. Refer to "Note B—Summary of Significant Accounting Policies" for the impact of adoption on the Company's Consolidated Financial Statements.

    The Company maintains its corporate headquarters in a leased building located in Billerica, Massachusetts. The Company maintains its design and manufacturing facilities in leased buildings located in Wilmington, Massachusetts Wallingford, Connecticut and Hyderabad, India.

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

    As of December 31, 2020, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

    The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

    Cash paid for amounts included in lease liability were $1.6 million for the years ended December 31, 2020 and 2019, respectively. The components of lease expense and related cash flows were as follows (in thousands):

	December 31, 2020	December 31, 2019
Rent expense	$1,536	$1,526
Variable lease cost (1)	350	378
	$1,886	$1,904
(1) Variable operating lease expenses consist primarily common area maintenance and real estate taxes for the years ended December 31, 2020 and 2019.

    As of December 31, 2020, the remaining weighted-average lease term of the operating leases was 4.26 years and the weighted-average discount rate was 6.0%.

    The future minimum rental payments under these agreements as of December 31, 2020 were as follows (in thousands):

Year	Minimum Lease Payments
2021	1,735
2022	1,527
2023	1,187
2024	1,217
2025	946
Total lease payments	$6,612
Present value adjustment	(786)
Present value of lease liabilities	$5,826

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

    The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $1.6 million during the year ended December 31, 2020, representing 2.7% of product revenue and $2.0 million during the year ended December 31, 2019, representing 2.6% of product revenue. Revenue share expense is included in research and development.

Other obligations

    In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

    The following table summarizes the Company's contractual obligations as of the year ended December 31, 2020 (in thousands):

	Payment Due by Period
	Total	Less than 1 year	Years 1 to 3	Years 3 to 5	After 5 years
Contractual Obligations (1)(2)	$1,108	$179	$329	$300	$300

(1) Represents amounts payable under our product royalty agreement and operating leases for office equipment.
(2) This table does not include: (a) revenue share obligations to past and present members of our scientific advisory board, as the amounts of such payments are not known with certainty; and (b) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above. See "Note H—Revenue share agreements" for a description of our revenue share arrangements.

There have been no contingent liabilities requiring accrual at December 31, 2020 or December 31, 2019.

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

On May 22, 2020, the Company entered into a Settlement and License Agreement, with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC, or collectively, Zimmer Biomet, pursuant to which the parties agreed to terms for resolving then existing patent disputes. Under the Settlement and License Agreement, the Company and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties, the Company granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of the Company's patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants, and Zimmer Biomet granted to the Company a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for the Company's implants and patient-specific instruments for the knee. Under the agreement, Zimmer Biomet was required to pay the Company a total of $9.6 million in installments through January 15, 2021, and all such payments were made and received by such date. No payment was due from the Company to Zimmer Biomet under the agreement.

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

On March 20, 2020, Osteoplastics LLC ("Osteoplastics"), filed a lawsuit against the Company in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020. Osteoplastics alleges that the Company’s proprietary software, including the Company’s iFit software platform, and the Company’s use of its proprietary software for designing and manufacturing medical devices, including implants, infringes seven patents owned by Osteoplastics. On June 15, 2020, the Company filed a motion to dismiss Osteoplastics’ complaint, and on October 21, 2020, the court denied the motion to dismiss. On November 2, 2020, the Company filed its answer to the amended complaint, denying that it infringes the patents asserted by Osteoplastics. The Company’s answer also alleges the affirmative defense that Osteoplastics’ asserted patents are invalid. Discovery in the lawsuit has commenced.

On April 24, 2020, the Company filed a lawsuit against Wright Medical Technology, Inc. and Tornier, Inc. (together, “Wright Medical”) in the United States District Court for the District of Delaware. The Company is seeking damages for Wright Medical’s infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that Wright Medical’s multiple lines of patient-specific shoulder instruments, as well as the implant components used in conjunction with them, infringe four of the Company’s patents. The accused product lines include Wright Medical’s Tornier Blueprint™ 3D Planning + PSI shoulder replacement systems. On December 14, 2020, Wright Medical filed its answer to the amended complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by the Company. Wright Medical’s answer also alleges the affirmative defense that the Company’s asserted patents are invalid. Discovery in the lawsuit has commenced.

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

Note I—Debt and Notes Payable

    Long-term debt consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
PPP "Term Loan"	4,720	—
Innovatus, Term Loan	20,000	20,000
Innovatus, Term Loan accrued payment-in-kind interest	775	262
Less unamortized debt issuance costs	(492)	(639)
Long-term debt, less debt issuance costs	$25,003	$19,623

    Principal payments due as of December 31, 2020 consisted of the following (in thousands):

Principal Payment
2021	$—
2022	4,720
2023	8,986
2024	12,580
Total	$26,286

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

2019 Secured Loan Agreement

    On June 25, 2019, the Company entered into the 2019 Secured Loan Agreement with Innovatus, as collateral agent and lender, East West Bank and the Lenders, pursuant to which the Lenders agreed to make term loans and to provide a revolving credit facility to the Company to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million.

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

On July 1, 2020, the Company entered into a third amendment to its 2019 Secured Loan Agreement, which, among other things, waived the trailing six-month revenue covenant milestones that applied to the quarters ended June 30, September 30 and December 31, 2020 under the agreement, reduced the revenue covenant milestones that apply thereafter, and delays until June 25, 2021 the Company’s option to prepay all, but not less than all, of the term loans advanced under the 2019 Secured Loan Agreement. On August 20, 2020, the Company entered into a fourth amendment to the 2019 Secured Loan Agreement, which, among other things, waived certain provisions of the 2019 Secured Loan Agreement that apply to Conformis India LLP. As of December 31, 2020, the Company was not in breach of covenants under the 2019 Secured Loan Agreement.

On March 1, 2021, the Company entered into a fifth amendment to the 2019 Secured Loan Agreement, which, among other things, waives the trailing six-month revenue covenant milestones that apply to the quarters ending March 31, June 30, September 30 and December 31, 2021 and reduces the revenue covenant milestones that apply in 2022. The revenue covenant milestones remain unchanged for 2023 and 2024. The amendment also increases the Company’s minimum cash covenant to $5 million until December 31, 2021.

Term Loan - Innovatus

    The term loan under the 2019 Secured Loan Agreement bears interest at a floating annual rate calculated at the greater of the variable rate of interest as most recently announced by East West Bank as prime or 5.50%, plus 3.75% ("Term Loan Basic Interest Rate"), bearing an effective interest rate of 9.25% at December 31, 2020. The Company is required to make interest only payments in arrears on the term loan for four years; provided that the Company has elected to pay 2.50% per annum as such Term Loan Basic Interest Rate in-kind by adding an amount equal to 2.50% per annum of the outstanding principal amount to the then outstanding principal balance on a monthly basis until the third anniversary of the 2019 Secured Loan Agreement. Commencing July 1, 2023 and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of the term loan, together with accrued interest, in arrears, to the Lenders.  All unpaid principal, accrued and unpaid interest with respect to the term loan, and a final fee in the amount of 5.0% of the term loan commitment, is due and payable in full on the term loan maturity date on June 1, 2024.

    At the Company’s option, and except as noted above, the Company may prepay all, but not less than all, of the term loans advanced by the Lenders under the term loan facility after the first year, subject to a prepayment fee and an amount equal to the sum of all outstanding principal of the term loans plus accrued and unpaid interest thereon through the prepayment date, a final fee, plus all other amounts that are due and payable, including the Lenders' expenses and interest at the default rate with respect to any past due amounts.

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

    There were no amounts outstanding under the revolving credit facility at December 31, 2020.

PPP Loan - East West Bank

On April 17, 2020, the Company entered into an approximately $4.7 million promissory note (the “PPP Note”) with East West Bank under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (the "SBA") to mitigate the negative financial and operational impacts of the COVID-19 pandemic. The interest rate on the PPP Note is a fixed rate of 1% per annum. The Company is required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022 (the “Maturity Date”). The Company will pay regular monthly payments in an amount equal to one month’s accrued interest commencing on August 2, 2021, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the deferral period will be payable on the Maturity Date. According to the terms of the PPP, all or a portion of the loan as well as any accrued interest may be fully forgiven if the funds are used for payroll costs (and at least 60% of the forgiven amount must have been used for payroll), interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, the Company used the proceeds of the loan primarily for payroll costs. The Company submitted the loan forgiveness application to the lender on December 11, 2020. The Company resubmitted the application on February 23, 2021 with additional supporting documentation as requested by the lender. The Company is currently waiting for a final decision from the lender regarding approval of the application. The Company accounts for the PPP Note as a debt instrument in accordance with ASC 470-50-40-2, with the proceeds from the loan recognized as a long-term liability, less any debt issuance costs, within the consolidated balance sheet. Interest is accrued at the stated rate on a monthly basis by applying the interest method under ASC 835.

Note J—Stockholders’ Equity

Common stock

    Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

    In conjunction with the 2019 Secured Loan Agreement, on June 25, 2019, the Company entered into an investment agreement (the "Investment Agreement"), with Innovatus, Innovatus Life Science Offshore Fund I, LP and Innovatus Life Sciences Offshore Fund I-A, LP (collectively, the "Innovatus Investors"), pursuant to with the Company agreed to issue and sell to the Innovatus Investors an aggregate of 775,194 shares of the Company's common stock, par value $0.00001 per share (the "Shares"), in a private placement (the "Private Placement"). The Innovatus Investors paid $3.87 per share. The Private Placement closed on June 25, 2019. The Company received aggregate gross proceeds from the Private Placement of approximately $3.0 million before deducting expenses associated with the transaction. The Company has granted the Investors specified indemnification rights with respect to its representations, warranties, covenants and agreements under the Investment Agreement.

Preferred stock

    The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at December 31, 2020 and December 31, 2019.

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

 Shelf registration

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

On March 23, 2020, the Company filed a new shelf registration statement on Form S-3 (the "New Shelf Registration Statement"), which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, the Company is permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of the Company’s common stock to or through Cowen, acting as agent and/or principal, from time to time, in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on the NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and we also provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. The Company is not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of December 31, 2020, the Company had not sold any shares under the Sales Agreement.

 Stock purchase agreement

On December 17, 2018, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lincoln Park Capital ("LPC"). Upon entering into the Stock Purchase Agreement, the Company sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, the Company issued 354,430 shares to LPC. The Company has the right at its sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. The Company controls the timing of any sales to LPC and LPC will be obligated to make purchases of the Company's common stock upon receipt of requests from the Company in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of the Company's shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of the Company's common stock pursuant to receipt of a request from the Company on any business day on which the last closing trade price of the Company's common stock on the NASDAQ Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share. No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of the Company's common stock. The Stock Purchase Agreement may be terminated by the Company at any time, at the Company's sole discretion, without any cost or penalty. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $17.6 million of its common stock pursuant to the Stock Purchase Agreement dated December 17, 2018. As of December 31, 2020, the Company had sold 4,521,968 shares under the Stock Purchase Agreement resulting in proceeds of $3.4 million.

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

In connection with the September 23, 2020 registered direct offering, the Company issued 9,492,953 pre-funded common stock warrants with an exercise price of $0.0001 per share and an additional 18,005,041 common stock warrants with an exercise price of $0.8748 per share. All of the warrants are exercisable for one share of common stock and are exercisable immediately. As of March 3, 2021, approximately 6.0 million of the common stock warrants have been exercised. The pre-funded warrants are exercisable indefinitely, while the additional warrants are exercisable for 5 years from the date of issuance. As of December 31, 2020, all pre-funded warrants were exercised. Based on the Company’s assessment of the warrants granted relative to ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants are classified as equity instruments. The fair value of the common stock warrants of approximately $10.2 million at the date of issuance was estimated using the Black-Scholes model which used the following inputs: term of 5 years, risk free rate of 0.28%, 0% dividend yield, volatility of 90.15%, an exercise price of $0.875 and share price of $0.833 per share based on the trading price of the Company’s common stock.

Warrants to purchase 18,025,967 shares of common stock were outstanding as of December 31, 2020 and warrants to purchase 28,926 shares were outstanding as of December 31, 2019. Outstanding common stock warrants are currently exercisable with varying exercise expiration dates from 2024 through 2025, and outstanding pre-funded warrants are exercisable until all of the pre-funded warrants are exercised in full. As of December 31, 2020, all pre-funded warrants have been exercised. At December 31, 2020 and 2019, the weighted average warrant exercise price per share for common stock and pre-funded warrants underlying the warrants and the weighted average contractual life was as follows:

	Number of Common Stock Warrants	Number of Pre-funded Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share
Outstanding December 31, 2019	28,926	—	$9.8	3.66	28,926	$9.8
Granted	18,005,041	—	$0.88	4.73	18,005,041	$0.88
Granted- pre-funded warrants	—	9,492,953	$0.0001	—	9,492,953	$0.0001
Exercised	—	(9,492,953)	—	—	(9,492,953)	—
Cancelled/expired	(8,000)	—	—	—	(8,000)	—
Outstanding December 31, 2020	18,025,967	—	$0.89	4.73	18,025,967	$0.89

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

    The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of our common stock that will be reserved for issuance under the 2015 Plan is the sum of: (1) 2,000,000; plus (2) the number of shares equal to the sum of the number of shares of our common stock then available for issuance under the 2011 Plan and the number of shares of our common stock subject to outstanding awards under the 2011 Plan or under the 2004 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the least of (a) 3,000,000 shares of our common stock, (b) 3% of the number of shares of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board.  Our employees, officers, directors, consultants and advisors will be eligible to receive awards under the 2015 Plan. Incentive stock options, however, may only be granted to our employees.  Options and restricted stock awards granted under the 2015 Plan generally vest over a period of four years and expire ten years from the date of grant. Effective January 1, 2020, an additional 2,112,822 shares of the Company's common stock were added to the 2015 Plan under the terms of this provision. As of December 31, 2020, 275,439 shares of common stock were available for future issuance under the 2015 Plan.

    On April 29, 2019, the stockholders approved the Conformis, Inc. 2019 Sales Team Performance-Based Equity Incentive Plan ("2019 Sales Team Plan") for up to 3,000,000 shares of common stock available to grant to certain sales representatives or independent sales agents. The 2019 Sales Team Plan provides for the grant of performance-based equity, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Shares covered by awards under the 2019 Sales Team Plan that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited in whole or in part (including as the result of shares subject to such award being repurchased by us at the original issuance price pursuant to a contractual repurchase right) or that result in any shares not being issued, will again be available for the grant of awards under the 2019 Sales Team Plan. Equity granted under the 2019 Sales Team Plan will expire ten years from the date of the grant. As of December 31, 2020, 2,771,481 shares of common stock were available for future issuance under the 2019 Sales Team Plan.

    Stock option activity under all stock plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (In Thousands)
Outstanding December 31, 2018	2,876,199	$6.57	$—
Granted	58,553	2.70
Exercised	(81,441)	2.27	58
Expired	(917,541)	6.94
Cancelled/Forfeited	(133,307)	2.46
Outstanding December 31, 2019	1,802,463	$6.75	$3
Granted	452,129	0.82
Exercised	—		—
Expired	(474,580)	7.14
Cancelled/Forfeited	(12,433)	1.39
Outstanding December 31, 2020	1,767,579	$5.16	$—

Total vested and exercisable	1,245,972	$6.80	$—

    The total fair value of stock options that vested during the year ended December 31, 2020 was $0.5 million. The weighted average remaining contractual term for the total stock options outstanding was 5.51 years at December 31, 2020. The weighted average remaining contractual term for the total stock options vested and exercisable was 3.97 years at December 31, 2020.

    Restricted common stock award activity under the plans was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2018	2,473,372	$2.45
Granted	4,405,424	1.09
Vested	(1,231,541)	2.14
Forfeited	(1,210,327)	1.15
Unvested December 31, 2019	4,436,928	$1.54
Granted	4,351,758	0.95
Vested	(1,882,094)	1.56
Forfeited	(630,553)	1.01
Unvested December 31, 2020	6,276,039	$1.18
    The total fair value of restricted common stock awards that vested during the year ended December 31, 2020 was $2.9 million.

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

In November 2020, the Company granted inducement awards outside of the 2015 Plan and 2019 Sales Team Plan to the Company's Vice President, International Sales and Marketing in the form of 75,000 restricted stock units. The restricted stock unit awards were granted as inducements material to his commencement of employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4).

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

    The weighted average fair value of options granted was $0.47 and $1.44 for the year ended December 31, 2020 and 2019, respectively.

    The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Years Ended December 31,
	2020	2019
Risk-free interest rate	1.14%	1.89%
Expected term (in years)	6.16	6.00
Dividend yield	—%	—%
Expected volatility	54.89%	55.80%

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

     Stock-based compensation expense was $3.4 million and $2.8 million for the years ended December 31, 2020 and 2019, respectively.  Stock-based compensation expense was recognized ratably over the period with forfeitures accounted for in the period in which they occurred. To date, the amount of stock-based compensation capitalized as part of inventory was not material.  The following is a summary of stock-based compensation expense (in thousands):

	Years Ended December 31,
	2020	2019
Cost of revenue	$72	$350
Sales and marketing	446	213
Research and development	648	565
General and administrative	2,240	1,709
	$3,406	$2,837
     At December 31, 2020, the Company had $0.2 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 1.99 years. At December 31, 2020, the Company had $5.7 million of total unrecognized compensation expense for restricted awards recognized over a weighted average period of 2.35 years.

Note K—Income Taxes

    The Company files U.S. federal and state tax returns as well as foreign income tax returns. The Company has accumulated significant losses since its inception. For financial reporting purposes, loss before income taxes for the years ended December 31, 2020 and 2019 includes the following components (in thousands):

	Years ended December 31,
	2020	2019
Loss before income taxes:
U.S.	$(21,968)	$(25,814)
Non‑U.S.	(2,283)	(2,619)
	$(24,251)	$(28,433)
Significant components of the provision for income taxes for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Years ended December 31,
	2020	2019
Current:
Federal	$—	$—
State	9	11
Foreign	33	34
	42	45
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total	$42	$45

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

	Years ended December 31,
	2020	2019
Tax at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal benefits	3.68	10.07
Permanent items	(1.07)	(9.25)
Tax credit	0.37	(3.08)
Change in valuation allowance	(25.37)	(21.90)
Foreign rate differential	0.76	0.71
Rate change	(0.69)	(1.05)
Uncertain tax positions	4.22	5.65
NQ Stock option expirations & forfeitures	(0.09)	(2.53)
Other	(2.98)	0.22
	(0.17)%	(0.16)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes
Significant components of the Company’s deferred tax assets (liabilities) consisted of the following (in thousands):

	Years ended December 31,
	2020	2019
Deferred tax assets:
Federal and state net operating loss carryforwards	$23,124	$16,890
Foreign net operating loss carryforwards	6,312	5,080
Accrued expenses	380	249
Credits	7,429	7,519
Intangibles	1,278	1,355
Stock compensation expense	988	1,324
Lease liability	1,327	1,653
Other	3,568	3,750
Total deferred tax assets	44,406	37,820
Valuation allowance	(41,507)	(35,347)
Net deferred tax assets	2,899	2,473
Deferred tax liabilities:
Fixed assets	(914)	(994)
Right of use asset	(1,175)	(1,479)
Other	(810)	—
Net deferred tax liabilities	(2,899)	(2,473)
Net deferred tax liabilities	$—	$—
A valuation allowance is required to reduce the deferred tax assets reported if, based on weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, the Company determined that a $41.5 million valuation allowance at December 31, 2020 was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year was $6.2 million.
The Company provided a valuation allowance for the full amount of its net deferred tax asset for all periods because realization of any future tax benefit cannot be sufficiently assured as the Company does not expect income in the near term.

At December 31, 2020, the Company had approximately $439.5 million of federal net operating loss carryforwards of which $379.8 million if not utilized, will begin to expire in 2021 for federal tax purposes, while $59.7 million of the total will not expire, and approximately $243.9 million of state net operating loss carryforwards that if not utilized, will continue to expire at various dates starting 2021 for state tax purposes. The Company also has federal and state tax credits of $5.4 million and $2.5 million, which begin to expire in 2021 for federal tax purposes and continue to expire at various dates starting for state tax purposes. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depends predominantly upon having taxable income. The limitations under Section 382 for Federal and State are $345.8 million and $255.9 million as of December 31, 2020. The limitations may reduce the amount of federal and state NOLs and credits of $439.5 million and $243.9 million, respectively, that can be utilized to offset future taxable income and tax.

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

The Company also had foreign net operating losses of approximately $33.5 million as of December 31, 2020, which may be available to offset future income recognized in the Federal Republic of Germany, India and the United Kingdom. The net operating losses in Germany and the United Kingdom have indefinite carryforward periods, while India carryforward period is eight years.
The Company has adopted the accounting guidance related to uncertainty in income taxes. The total liability for unrecognized income tax benefits was approximately $4.1 million and $5.1 million as of December 31, 2020 and 2019, respectively. Of the total liability at December 31, 2020 and 2019, $3.7 million and $6.4 million, respectively, were netted against deferred tax assets. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company believes that it is reasonably possible a decrease of up to $1.2 million in unrecognized tax benefits, as a result of a lapse of the statute of limitations in Germany, will occur within the coming 12 months.

The reconciliation below summarizes the Company's unrecognized tax benefits for the respective periods. These amounts primarily relate to transactions between the Company and its foreign subsidiaries, including accrued interest.

	Years ended December 31,
	2020	2019
Unrecognized tax benefits beginning of year	$5,118	$6,764
Gross change for current year positions	722	836
Increase for prior period positions	29	—
Decrease for prior period positions	(495)	—
Decrease due to statute limitations	(1,280)	(2,482)
Unrecognized tax benefits end of the year	$4,094	$5,118
As of December 31, 2020, the Company was open to examination in the U.S. federal and certain state jurisdictions for all of the Company’s tax years since the net operating losses may potentially be utilized in future years to reduce taxable income. The Company has been audited in Germany through 2015. The net operating loss carryforward from periods prior to 2015 may be utilized against taxable income in future periods and the net operating loss carryforward cannot be challenged by the German Tax Authorities.
    At December 31, 2020, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to immaterial withholding taxes payable to the various foreign countries.

Note L—Segment and Geographic Data

    The Company operates as one reportable segment as described in "Note B—Summary of Significant Accounting Policies" to the Consolidated Financial Statements. The countries in which the Company has local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), Germany and the rest of the world, which consists of Europe predominately (including the United Kingdom) and other foreign countries. Sales are attributable to a geographic area based upon the customer’s country of domicile. Net property and equipment are based upon physical location of the assets.

    Geographic information consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019
Product Revenue
United States	$50,736	$67,151
Germany	6,526	7,598
Rest of World	1,278	1,900
	$58,540	$76,649

	December 31,
	2020	2019
Property and equipment, net
United States	$12,195	$13,303
Rest of World	45	53
	$12,240	$13,356

Note M —Employee Savings Plan

    We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 80% of eligible earnings, subject to annual limits. We make contributions to the plan in an amount equal to 50% of elective deferrals on up to 5% of the participant’s eligible earnings. We contributed approximately $0.5 million and $0.4 million to the plan during the years ended December 31, 2020 and 2019, respectively.

Note N —Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
(in thousands, except per share data)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total revenue	$16,697	$16,121	$19,468	$16,475
Gross profit	7,799	7,684	11,018	7,214
Net loss	(6,622)	(6,183)	(2,135)	(9,353)
Net loss per share - basic and diluted	$(0.08)	$(0.09)	$(0.03)	$(0.14)

	Three Months Ended
(in thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$19,889	$17,303	$19,593	$20,644
Gross profit	9,656	7,628	9,622	9,831
Net loss	(5,433)	(8,701)	(6,763)	(7,581)
Net loss per share - basic and diluted	$(0.08)	$(0.13)	$(0.11)	$(0.12)

Note O—Subsequent Events

2021 Common Stock Offering

On February 17, 2021, the Company closed an offering of its common stock off of the Shelf Registration Statement and issued and sold 80,952,381 shares of its common stock at a public offering price of $1.05 per share, for aggregate net proceeds of approximately $79.6 million. The Company intends to use the net proceeds of the offering of the shares for general corporate purposes, which may include research and development costs, sales and marketing costs, clinical studies, manufacturing development, the acquisition or licensing of other businesses or technologies, repayment and refinancing of debt, including the Company's secured term loan facility, working capital and capital expenditures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

    Management assessed the effectiveness of the Company's internal controls and procedures over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

    Based on this assessment, management has concluded that as of December 31, 2020, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

    No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 1, 2021, we entered into a fifth amendment to the 2019 Secured Loan Agreement, which, among other things, waives the trailing six-month revenue covenant milestones that apply to the quarters ending March 31, June 30, September 30 and December 31, 2021 and reduces the revenue covenant milestones that apply in 2022. The revenue covenant milestones remain unchanged for 2023 and 2024. The amendment also increases our minimum cash covenant to $5 million until December 31, 2021. For further information regarding the 2019 Secured Loan Agreement and the fifth amendment, see “Note I—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The fifth amendment to the 2019 Secured Loan Agreement is attached in full as Exhibit 10.56.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers

The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our other employees. A copy of our code of business conduct and ethics is available on our website www.conformis.com, under the heading "Investors—Corporate Governance". We intend to post on our website all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or the NASDAQ Capital Market concerning any amendment to, or waiver of, our code of business conduct and ethics.

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Bradley Langdale is the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the NASDAQ Capital Market.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.Consolidated Financial Statement

For a list of consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page 78 of this Annual Report on Form 10-K, incorporated into this item by reference.

2.Financial Statement Schedules:

No financial statement schedules have been submitted because they are not required or are not applicable because the information the required is included in the consolidated financial statements or the notes thereto.

3.Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page, which Exhibit Index is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on July 8, 2015)
3.2
Articles of Amendment to Restated Certificate of Incorporation of Registrant dated May 1, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2018)

3.3	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed on July 8, 2015)
4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 18, 2015)
4.2	Description of securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 3, 2020)
10.1^	2004 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)
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

10.15^	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)
10.16
Lease Agreement, dated as of August 20, 2014, between the Registrant and Wakefield Investments, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.17
First Amendment to Lease dated July 25, 2016 between Wakefield Investments, Inc. and Registrant for 600 Research Drive, Wilmington, Massachusetts (incorporated herein by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 8, 2017)

10.18
Lease dated September 19, 2016 between Technology Park I Limited Partnership and Registrant for 600 Technology Park Drive, Billerica, Massachusetts (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal year ended September 30, 2016, filed on November 10, 2016)

10.19
License Agreement, effective as of April 10, 2007, between the Registrant and Vertegen, Inc., as amended by First Amendment to License Agreement, dated as of May 20, 2015, between the Registrant and Vertegen, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 11, 2015)

10.20†
License Agreement, dated as of April 13, 2015, between the Registrant and MicroPort Orthopedics Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 11, 2015)

10.21
License Agreement, dated as of April 13, 2015, between the Registrant and each of Wright Medical Group, Inc. and Wright Medical Technology, Inc. (incorporated by reference to Exhibit 10.33 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 11, 2015)

10.22^
Employment Agreement, dated October 19, 2016, by and between the Registrant and Mark A. Augusti, as amended and restated effective December 2, 2016 (incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2016, filed with the Securities and Exchange Commission on March 8, 2017)

10.23†
Asset Purchase Agreement dated August 9, 2017, by and between Conformis, Inc. and Broad Peak Manufacturing, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, filed on November 9, 2017)

10.24^
Amendment to Employment Agreement dated September 14, 2017, by and between Conformis, Inc. and Mark Augusti, its President and Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, filed on November 9, 2017)

10.25^
Second Amendment to Amended and Restated Employment Agreement dated July 31, 2018, by and between Conformis, Inc. and Mark Augusti, its Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, filed on August 2, 2018)

10.26†
Settlement and License Agreement dated September 14, 2018 between Conformis, Inc. and Smith & Nephew, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 5, 2018)

10.27
Purchase Agreement dated December 17, 2018 by and between Conformis, Inc. and Lincoln Park Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 18, 2018)

10.28
Registration Rights Agreement dated December 17, 2018 by and between Conformis, Inc. and Lincoln Park Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 18, 2018)

10.29^
Third Amendment to Employment Agreement dated March 8, 2019, by and between Conformis, Inc. and March Augusti, its President and Chief Executive Officer (incorporated herein by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on March 13, 2019)

10.30^
2019 Sales Team Performance-based Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 for the Registrant's 2019 Annual Meeting of Stockholders filed on March 15, 2019)

10.31
Loan and Security Agreement, dated as of June 25, 2019, by and among Conformis, Inc. and the other parties thereto. (incorporated hereby by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 26, 2019)

10.32
Investment Agreement, dated as of June 25, 2019, by and among Conformis, Inc., Innovatus Life Sciences Lending Fund I, LP, Innovatus Life Sciences Offshore Fund I, LP and Innovatus Life Sciences Offshore Fund I-A, LP (incorporated hereby by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on June 26, 2019)

10.33
Registration Rights Agreement, dated as of June 25, 2019, by and among Conformis, Inc., Innovatus Life Sciences Lending Fund I, LP, Innovatus Life Sciences Offshore Fund I, LP and Innovatus Life Sciences Offshore Fund I-A, LP (incorporated hereby by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on June 26, 2019)

10.34^
Employment Agreement dated July 29, 2019, by and between Conformis, Inc. and J. Brent Alldredge, its Chief Legal Officer and Corporate Secretary. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 filed on August 2, 2019)

10.35
First Amendment to Loan and Security Agreement, dated as of August 15, 2019, by and among Conformis, Inc. and the other parties thereto (incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 filed on November 1, 2019)

10.36†
Asset Purchase Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc. (incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 filed on November 1, 2019)

10.37†
Distribution Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc. (incorporated herein by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 filed on November 1, 2019)

10.38†
License Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc. (incorporated herein by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 filed on November 1, 2019)

10.39†
Development Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc. (incorporated herein by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 filed on November 1, 2019)

10.40†
First Amendment to Asset Purchase Agreement, dated as of October 23, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc. (incorporated herein by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 filed on November 1, 2019)

10.41^
Form of 2015 Stock Incentive Plan Performance-Vested Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 filed on November 1, 2019)

10.42^
Form of 2019 Sales Team Performance-Based Equity Incentive Plan Performance-Vested Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 filed on November 1, 2019)

10.43^
Fourth Amendment to Amended and Restated Employment Agreement dated November 2, 2019, by and between Conformis, Inc. and Mark Augusti, its Chief Executive Officer (incorporated herein by reference to Exhibit 10.59 of the Registrant's Form 10-K for the fiscal year ended December 31, 2020 filed on March 3, 2020)

10.44^
First Amendment to Employment Agreement dated December 23, 2019, by and between Conformis, Inc. and J. Brent Alldredge, its Chief Legal Officer and Corporate Secretary (incorporated herein by reference to Exhibit 10.61 of the Registrant's Form 10-K for the fiscal year ended December 31, 2020 filed on March 3, 2020)

10.45^
Form of 2015 Stock Incentive Plan Restricted Stock Grant for Independent Sales Representative (incorporated herein by reference to Exhibit 10.62 of the Registrant's Form 10-K for the fiscal year ended December 31, 2020 filed on March 3, 2020)

10.46^	Form of Inducement Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed on March 3, 2020)
10.47^	Form of Inducement Incentive Grant Agreement (incorporated herein by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on March 3, 2020)
10.48^
Fifth Amendment to Amended and Restated Employment Agreement dated February 4, 2020, by and between Conformis, Inc. and Mark Augusti, its Chief Executive Officer (incorporated herein by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.49^	Form of 2020 Incentive Compensation Program Award Letter (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 5, 2020)
10.50^
Employment Agreement, effective as of February 17, 2020, by and between Conformis, Inc. and Robert Howe, its Chief Financial Officer (incorporated herein by reference to Exhibit 10.67 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.51
Second Amendment to Loan and Security Agreement, dated as of March 1, 2020, by and among Conformis, Inc. and the other parties thereto (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 filed on May 11, 2020)

10.52
Consent Under Loan and Security Agreement, dated as of April 17, 2020, by and among Conformis, Inc. and the other parties thereto (incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 filed on May 11, 2020)

10.53
Third Amendment, dated July 1, 2020, to Loan and Security Agreement by and between Conformis, Inc., ImaTx, Inc., Conformis Cares LLC and Innovatus Life Sciences Lending Fund I, LP (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-37474) filed on July 6, 2020)

10.54
Form of Global Restricted Stock Agreement under 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 filed on August 5, 2020)

10.55
Fourth Amendment, dated August 20, 2020, to Loan and Security Agreement by and between Conformis, Inc., ImaTx, Inc., Conformis Cares LLC and Innovatus Life Sciences Lending Fund I, LP (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (File No. 001-37474) filed on November 4, 2020)

10.56*	Fifth Amendment dated March 1, 2021 to Loan and Security Agreement by and between Conformis, Inc., ImaTx, Inc., Conformis Cares LLC and Innovatus Life Sciences Lending Fund I, LP
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
^	Indicates management contract or plan.
#	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: 3/3/2021

CONFORMIS, INC.
By:	/s/Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Mark A. Augusti
Mark A. Augusti	President and Chief Executive Officer (Principal Executive Officer) and Director	3/3/2021
/s/Robert Howe
Robert Howe	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer	3/3/2021
/s/Kenneth Fallon III
Kenneth Fallon III	Chairman of the Board of Directors	3/3/2021
/s/Philip W. Johnston
Philip W. Johnston	Director	3/3/2021
/s/Carrie Bienkowski
Carrie Bienkowski	Director	3/3/2021
/s/Bradley Langdale
Bradley Langdale	Director	3/3/2021
/s/Richard Meelia
Richard Meelia	Director	3/3/2021
/s/Michael Milligan
Michael Milligan	Director	3/3/2021