Form 10-Q
period 2021-03-31
Conformis Inc
filed 2021-05-05
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 182,476,224 shares of Common Stock, $0.00001 par value per share, outstanding.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$104,597	$28,673
Accounts receivable, net	8,223	8,515
Royalty and licensing receivable	131	1,256
Inventories, net	13,341	12,585
Prepaid expenses and other current assets	2,587	2,315
Total current assets	128,879	53,344
Property and equipment, net	11,547	12,240
Operating lease right-of-use assets	4,903	5,215
Other Assets
Restricted cash	462	462
Other long-term assets	229	239
Total assets	$146,020	$71,500

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,005	$4,918
Accrued expenses	6,357	7,213
Operating lease liabilities	1,658	1,620
Advance on research and development	2,651	3,168
Contract liability	14,000	14,000
Total current liabilities	29,671	30,919
Long-term debt, less debt issuance costs	25,172	25,003
Operating lease liabilities	3,852	4,206
Total liabilities	58,695	60,128
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value:
Authorized: 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 182,428,111 and 95,546,577 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	629,622	543,809
Accumulated deficit	(539,944)	(528,438)
Accumulated other comprehensive loss	(2,355)	(4,000)
Total stockholders’ equity	87,325	11,372
Total liabilities and stockholders’ equity	$146,020	$71,500
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue
Product	$13,711	$16,290
Royalty and licensing	124	185
Total revenue	13,835	16,475
Cost of revenue	7,662	9,261
Gross profit	6,173	7,214

Operating expenses
Sales and marketing	5,113	6,563
Research and development	3,540	2,990
General and administrative	6,666	5,736
Total operating expenses	15,319	15,289
Loss from operations	(9,146)	(8,075)

Other income and expenses
Interest income	18	35
Interest expense	(594)	(574)
Foreign currency exchange transaction loss	(1,761)	(714)
Total other expenses	(2,337)	(1,253)
Loss before income taxes	(11,483)	(9,328)
Income tax provision	23	25

Net loss	$(11,506)	$(9,353)

Net loss per share
Basic and diluted	$(0.09)	$(0.14)
Weighted average common shares outstanding
Basic and diluted	131,300,157	67,274,391

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(11,506)	$(9,353)
Other comprehensive income
Foreign currency translation adjustments	1,645	612
Comprehensive loss	$(9,861)	$(8,741)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, December 31, 2020	95,546,577	$1	$543,809	$(528,438)	$(4,000)	$11,372
Issuance of common stock—restricted stock	(75,888)	—	—	—	—	—
Issuance of common stock at public offering, less issuance costs of $5.4 million	80,952,381	1	79,641	—	—	79,642
Issuance of common stock upon exercise of common stock warrants	6,005,041	—	5,253	—	—	5,253
Compensation expense related to issued stock options and restricted stock awards	—	—	919	—	—	919
Net loss	—	—	—	(11,506)	—	(11,506)
Other comprehensive income	—	—	—	—	1,645	1,645
Balance, March 31, 2021	182,428,111	$2	$629,622	$(539,944)	$(2,355)	$87,325

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, December 31, 2019	70,427,400	$1	$521,356	$(504,145)	$(865)	$16,347
Issuance of common stock—restricted stock	78,324	—	2	—	—	2
Issuance of common stock—LPC offering	1,000,000	—	1,143	—	—	1,143
Issuance of common stock— ATM offering	—	—	(2)	—	—	(2)
Compensation expense related to issued stock options and restricted stock awards	—	—	766	—	—	766
Net loss	—	—	—	(9,353)	—	(9,353)
Other comprehensive income	—	—	—	—	612	612
Balance, March 31, 2020	71,505,724	$1	$523,265	$(513,498)	$(253)	$9,515

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,506)	$(9,353)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,058	1,077
Stock-based compensation expense	919	766
Unrealized foreign exchange loss	1,734	675
Non-cash lease expense	336	288
Provision for bad debts on trade receivables	—	23
Non-cash interest expense	179	175
Changes in operating assets and liabilities:
Accounts receivable	293	2,881
Royalty and licensing receivable	1,125	15
Inventories	(756)	216
Prepaid expenses and other assets	(273)	952
Accounts payable, accrued expenses and other liabilities	(1,109)	(1,883)
Advance on research and development	(517)	(310)
Net cash used in operating activities	(8,517)	(4,478)

Cash flows from investing activities:
Acquisition of property and equipment	(365)	(1,477)
Net cash used in investing activities	(365)	(1,477)

Cash flows from financing activities:
Proceeds from exercise of common stock warrant	5,253	—
Net proceeds from issuance of common stock	79,642	1,141
Net cash provided by financing activities	84,895	1,141
Foreign exchange effect on cash and cash equivalents	(89)	(62)
Increase in cash, cash equivalents and restricted cash	75,924	(4,876)
Cash, cash equivalents and restricted cash beginning of period	29,135	26,856
Cash, cash equivalents and restricted cash end of period	$105,059	$21,980

Supplemental information:
Cash paid for interest	348	346
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

    These consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

    Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. The Company has not yet attained profitability and continues to incur operating losses and negative operating cash flows. At March 31, 2021, the Company had an accumulated deficit of $539.9 million and cash and cash equivalents of $104.6 million, and $0.5 million in restricted cash allocated to lease deposits.

The Company expects that its existing cash and cash equivalents as of March 31, 2021, funds from potential exercises of its common stock warrants, anticipated revenue from operations, and the successful completion of the milestones set forth in the Development Agreement and License Agreement will enable the Company to fund its operations, capital expenditure requirements and debt service for at least the next 12 months from the date of filing. In order for the Company to meet its long-term operating plan, the Company expects that revenue growth, margin improvements and leveraging operating expenses will be necessary. It cannot be assured that the Company will be successful.

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

On February 17, 2021, the Company closed an offering of its common stock under the Company's shelf registration statement on Form S-3, pursuant to which the Company issued and sold 80,952,381 shares of its common stock at a public offering price of $1.05 per share, for aggregate net proceeds of approximately $79.6 million. For further information regarding this public offering, see "Note J—Stockholders' Equity" in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March 2020, the World Health Organization declared this coronavirus outbreak ("COVID-19") to be a pandemic. The future progression of the pandemic, including the scope, severity and duration of the pandemic, potential resurgences, the speed and effectiveness of vaccine and treatment developments, and the direct and indirect economic effects of the pandemic and containment measures, and its effects on the Company's business and operations remain uncertain. The Company has experienced significantly decreased demand for its products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had and is expected to continue to have a significant negative effect on the Company's revenue. Such negative effects were most pronounced during the second quarter of 2020, when a significant number of hospitals were either closed for elective procedures or otherwise operating at significantly reduced volumes. Generally, the Company saw an increase in procedure volumes from these levels during the summer of 2020, as many regions were able to reopen for elective procedures, with an existing patient backlog.

However, within the U.S. and Germany, which are the Company's major sales markets, estimated case counts increased in the fourth quarter of 2020 and peaked in January 2021. While case counts have declined since January, the Company saw a decline in elective procedures during the first quarter of 2021. Further, although elective surgery sites generally remain open and operational, the Company believes that the delay or cancellation of healthcare services by many patients due to concerns related to the COVID-19 pandemic (including developments related to variant strains), together with the increased hospital burden, continue to negatively impact surgical demand and capacity, temporarily delaying many procedures. The Company expects that these negative effects will continue in the near-term until infection rates decline further from their current level and more of the population is vaccinated. However, the future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

Basis of presentation and use of estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates used in these consolidated financial statements include revenue recognition, accounts receivable valuation, inventory reserves, impairment assessments, income tax reserves and related allowances, and the lives of property and equipment. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Unaudited Interim Financial Information

    The accompanying Interim Consolidated Financial Statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2021, results of operations for and stockholders' equity for the three months ended March 31, 2021 and 2020, and comprehensive loss, and cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

    The Company's financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three months ended March 31, 2021 to the application of significant accounting policies and estimates as described in its audited consolidated financial statements for the year ended December 31, 2020.

Concentrations of credit risk and other risks and uncertainties

     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains the majority of its cash with accredited financial institutions which mitigates potential risks related to concentration. The Company had $1.2 million as of March 31, 2021 and $1.0 million as of December 31, 2020 held in foreign bank accounts that are not federally insured.

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

    For the three months ended March 31, 2021 and 2020, zero customer represented greater than 10% of total revenue. As of March 31, 2021, there were no customers that represented greater than 10% of the total net receivable balance. As of December 31, 2020, payments due from Zimmer Biomet represented 13% of our total net receivable balance.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc., ConforMIS Europe GmbH, ConforMIS UK Limited, ConforMIS Hong Kong Limited, Conformis India LLP, and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash, cash equivalents and restricted cash
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased to be cash equivalents. The Company’s cash equivalents consist of demand deposits and money market accounts. Demand deposits and money market accounts are carried at cost which approximates their fair value. The Company has recorded restricted cash of $0.5 million as of March 31, 2021 and December 31, 2020. Restricted cash consisted of security provided for lease obligations.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$104,597	$28,673
Restricted cash	462	462
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$105,059	$29,135

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

Accounts receivable and allowance for doubtful accounts
     Accounts receivable consist of billed and unbilled amounts due from medical facilities or independent distributors (the "Customer"). Upon completion of a procedure, revenue is recognized and an unbilled receivable is recorded. Under Accounting Standards Codification ("ASC") No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), an enforceable contract is met either at or prior to the procedure being performed. Upon receipt of a purchase order from the Customer, the billed receivable is recorded and the unbilled receivable is reversed. As a result, the unbilled receivable balance fluctuates based on the timing of the Company's receipt of purchase orders from the medical facilities. In estimating whether accounts receivable can be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, collections experience to date and any specific collection issues that have been identified. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or when collection risk is identified.

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three months ended March 31, 2021 and 2020, the Company recognized provisions of $0.5 million and $1.0 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Long-Lived Assets
     The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. If changes in circumstances lead the Company to believe that any of its long-lived assets may be impaired, the Company will test the asset group for recoverability, by evaluating whether the estimated undiscounted cash flows, including estimated residual value, generated from the asset group are sufficient to support the carrying value of the assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the three months ended March 31, 2021, there were no changes in circumstances that led the Company to believe that its long-lived assets may be impaired.

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

    Leases with an anticipated term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

 Revenue Recognition

Product Revenue Recognition

    Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2021. Payment is typically due between 30 and 60 days from invoice.

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

    On September 30, 2019 the Company entered into Asset Purchase Agreement with Howmedica Osteonics Corp., a wholly-owned subsidiary of Stryker Corporation ("Stryker). In connection with entering into the Asset Purchase Agreement, the Company also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker (the "Stryker Agreements"). The Company determined that the Asset Purchase Agreement and the License Agreement are within the scope of ASC 606. Under the Asset Purchase Agreement and License Agreement, the Company is required to provide certain assets and the right to use the license for a specific purpose. The assets and the right to use the license are highly interdependent and considered one performance obligation. The Company bifurcated the total transaction price of $30.0 million into two components; $5.0 million related to cost reimbursement for other services (development) and $25.0 million allocated to royalty revenue determined using the residual approach of deducting the cost reimbursement component from the total transaction price. The arrangement does not contain a significant financing component.

    The Company records a contract liability when there is an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company has concluded that Stryker meets the definition of a customer for a portion of the obligations under the Stryker Agreements. The contract liability balances as of January 1, 2021 and 2020, were $14.0 million and $12.0 million, respectively, which were related to consideration received from the customer under the Asset Purchase Agreement and Development Agreement. The Company concluded the license rights under the License Agreement are functional and will be recognized at the point in time when FDA 510(k) clearance is received as required under Milestone 3 in the License Agreement, or upon termination by Stryker and Stryker's election to purchase the license rights. At March 31, 2021, the Company recorded $14.0 million as a short-term contract liability.

    On May 22, 2020 the Company entered into a Settlement and License Agreement with Zimmer Biomet, pursuant to which both parties have agreed to terms for resolving all of their existing patent disputes. In consideration of the licenses, releases, covenants and other immunities granted by the Company to Zimmer Biomet, Zimmer Biomet was required to pay the Company $3.5 million promptly after execution of the Settlement and License Agreement, which it has, and additional payments on specified dates through January 15, 2021, for a total amount payable of $9.6 million. The agreement provides for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. These individual rights are not accounted for as separate performance obligations as (i) the nature of the promise, within the context of the agreement, is to transfer combined items to which the promised rights are inputs and (ii) the Company's promise to transfer each individual right described above to Zimmer Biomet is not separately identifiable from other promises in the agreement. As a result, the Company accounts for the promises in the agreement as a single performance obligation. Zimmer Biomet legally obtained control of the license and other rights upon execution of the contract. As such, the earnings process is complete and revenue was recognized upon the execution of the contract, when collectability became probable and all other revenue recognition criteria had been met within the scope of ASC 606. In connection with the settlement agreement, the Company recognized revenue of $9.6 million during the year ended December 31, 2020. See “Note H—Commitments and Contingencies, Legal proceedings” for further discussion of the Zimmer Biomet settlement.

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
    The following table summarizes activity for rebate allowance reserve (in thousands):

	March 31, 2021	December 31, 2020
Beginning Balance	$81	$127
Provision related to current period sales	31	146
Adjustment related to prior period sales	—	(55)
Payments or credits issued to customer	(62)	(137)
Ending Balance	$50	$81

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g., when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.5 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $30,000 and $195,000 for the three months ended March 31, 2021 and 2020, respectively.

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

    The Company has operations in Germany, the United Kingdom, and India. The operating results of German operations will be permanently reinvested in that jurisdiction. As a result, the Company has only provided for income taxes at local rates when required. In April 2020, new interpretations of a German law related to intellectual property and withholding tax were released. The Company is currently evaluating whether the interpretations will have an impact on its consolidated financial statements.

    The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $23,000 and $25,000 for the three months ended March 31, 2021 and 2020, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2021 and 2020, a cumulative balance of $65,000 and $55,000 of interest and penalties had been accrued, respectively.

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

On December 27, 2020, the U.S government enacted the Consolidated Appropriations Act, 2021 (the "Appropriations Act"), which included various tax extenders, an update to meals and entertainment expensing, and the deductibility of expenses related to the Paycheck Protection Program (“PPP”) loan proceeds. The Company applied the Appropriations Act in regards to expenses related to the PPP loan proceeds, which previously would have been non-deductible.

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

    The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Numerator:
Basic and diluted loss per share
Net loss	$(11,506)	$(9,353)
Denominator:
Basic and diluted weighted average shares	131,300,157	67,274,391
Loss per share attributable to Conformis, Inc. stockholders:
Basic and diluted	$(0.09)	$(0.14)

    The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2021	2020
Common stock warrants	2,270,874	—
Stock options and restricted stock awards	1,880,280	1,099,413

Note C—Accounts Receivable

    Accounts receivable consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Total receivables	$8,523	$8,805
Allowance for doubtful accounts and returns	(300)	(290)
Accounts receivable, net	$8,223	$8,515

    The beginning accounts receivable balance as of January 1, 2021 and 2020, was $8.5 million and $11.1 million, respectively. All activity within accounts receivables relate to normal operational activity from the period. Accounts receivable included unbilled receivable of $1.1 million and $1.0 million at March 31, 2021 and December 31, 2020, respectively. Write-offs related to accounts receivable were approximately $0 and $5,000 for the three months ended March 31, 2021 and 2020, respectively.

    Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	March 31, 2021	December 31, 2020
Beginning balance	$(290)	$(335)
Provision for bad debts on trade receivables	—	(50)
Other allowances	(6)	20
Accounts receivable write offs	(4)	75
Ending balance	$(300)	$(290)

Note D—Inventories

    Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw Material	$5,755	$5,513
Work in process	1,555	1,833
Finished goods	6,031	5,239
Total Inventories	$13,341	$12,585

Note E—Property and Equipment

    Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2021	December 31, 2020
Equipment	5-7	$19,649	$19,461
Furniture and fixtures	5-7	869	864
Computer and software	3	9,986	9,873
Leasehold improvements	3-7	2,088	2,068
Reusable instruments	5	5,749	5,739
Molding and Tooling	5	120	91
Total property and equipment		38,461	38,096
Accumulated depreciation		(26,914)	(25,856)
Property and equipment, net		$11,547	$12,240

    Depreciation expense related to property and equipment was $1.1 million for each of the three months ended March 31, 2021 and 2020.

Note F—Accrued Expenses

    Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued employee compensation	$2,979	$3,365
Accrued legal expense	1,171	952
Accrued consulting expense	21	21
Accrued vendor charges	291	766
Accrued revenue share expense	425	697
Accrued clinical trial expense	302	306
Accrued other	1,168	1,106
	$6,357	$7,213

Note G—Leases

    The Company maintains its corporate headquarters in a leased building located in Billerica, Massachusetts. The Company maintains its design and manufacturing facilities in leased buildings located in Wilmington, Massachusetts, Wallingford, Connecticut and Hyderabad, India.

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

    As of March 31, 2021, the Company had not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

    The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

    The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2020	2020
Rent expense	$415	$381
Variable lease cost (1)	102	89
	$517	$470
(1) Variable operating lease expenses consist primarily of common area maintenance and real estate taxes for the three months ended March 31, 2021 and 2020, respectively.

    As of March 31, 2021, the remaining weighted-average lease term of the operating leases was 4.1 years and the weighted-average discount rate was 6.0%.

    The future minimum rental payments under these agreements as of March 31, 2021 were as follows (in thousands):

Year	Minimum Lease Payments
2021 remainder of year	1,341
2022	1,527
2023	1,187
2024	1,217
2025	947
Total lease payments	$6,219
Present value adjustment	(714)
Present value of lease liabilities	$5,505

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

    The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $0.5 million during the three months ended March 31, 2021, representing 3.3% of product revenue, and $0.4 million during the three months ended March 31, 2020, representing 2.7% of product revenue. Revenue share expense is included in research and development.

Other obligations

    In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at March 31, 2021 or December 31, 2020.

Legal proceedings

In the ordinary course of the Company's business, the Company is subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where the Company sells its products.

On August 15, 2019, the Company filed a lawsuit against Zimmer Biomet Holdings, Inc. and Zimmer, Inc. (“Zimmer Biomet”), in the United States District Court for the District of Delaware seeking damages for Zimmer Biomet's infringement of certain of the Company’s patents related to patient-specific instrument and implant systems. The complaint alleged that Zimmer Biomet’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringed four of the Company’s patents. The accused product lines included Zimmer Biomet's patient-specific instrument and implant systems for knee, shoulder, and hip replacement procedures.

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

    On May 22, 2020, the Company entered into a Settlement and License Agreement, with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC, pursuant to which the parties agreed to terms for resolving then existing patent disputes. Under the Settlement and License Agreement, the Company and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties, the Company granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of the Company's patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants, and Zimmer Biomet granted to the Company a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for the Company's implants and patient-specific instruments for the knee. Under the agreement, Zimmer Biomet was required to pay the Company a total of $9.6 million, in installments through January 15, 2021, and all such payments were made and received by such date. No payment was due from the Company to Zimmer Biomet under the agreement.

    On August 29, 2019, the Company filed a lawsuit against Medacta USA, Inc. in the United States District Court for the District of Delaware. The Company amended its complaint on December 23, 2019, and again on October 14, 2020, adding Medacta International SA (Medacta USA, Inc.’s parent company) as a defendant (Medacta USA, Inc. and Medacta International SA are referred to, together, as “Medacta”). The Company is seeking damages for Medacta’s infringement of certain of the Company’s patents related to patient-specific instrument and implant systems, alleging that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of the Company’s patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer to the Company's original complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by the Company. Medacta’s answer also alleges the affirmative defense that the Company's asserted patents are invalid. On January 21, 2021, Medacta International SA filed a partial motion to dismiss; on February 16, 2021, the Company filed its opposition to the motion; and on March 2, 2021, Medacta International SA filed its reply. Discovery in the lawsuit has commenced and is ongoing. On March 4, 2021, the court issued its opinion on claim construction, ruling in the Company’s favor on the construction of all of the disputed terms.

    On March 20, 2020, Osteoplastics LLC ("Osteoplastics"), filed a lawsuit against the Company in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020. Osteoplastics alleges that the Company’s proprietary software, including the Company’s iFit software platform, and the Company’s use of its proprietary software for designing and manufacturing medical devices, including implants, infringes seven patents owned by Osteoplastics. On June 15, 2020, the Company filed a motion to dismiss Osteoplastics’ complaint, and on October 21, 2020, the court denied the motion. On November 2, 2020, the Company filed its answer to the amended complaint, denying that it infringes the patents asserted by Osteoplastics. The Company’s answer also alleges the affirmative defense that Osteoplastics’ asserted patents are invalid. Discovery in the lawsuit has commenced.
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
On April 30, 2021, the Company filed a lawsuit against DePuy Synthes, Inc., DePuy Synthes Products, Inc., and DePuy Synthes Sales, Inc. (together, “DePuy”) in the United States District Court for the District of Delaware seeking damages for DePuy’s infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that DePuy’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe seven of the Company's patents.
On May 8, 2020, the Company and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company (together, “Aetna”) in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. The Company amended its complaint on August 13, 2020, alleging that Aetna has violated its duties under state and federal law, including the Employee Retirement Income Security Act. On March 31, 2021, the court dismissed the Company’s claims against Aetna, but allowed the individual plaintiff’s claims to survive. The individual plaintiff’s case will continue and the Company will have the opportunity to request leave to file an amended complaint based on discovery relating to the individual plaintiff’s claims. The Company reserves its rights and may appeal the dismissal at the conclusion of the action.

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

Note I—Debt and Notes Payable

    Long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
PPP "Term Loan"	4,720	4,720
Innovatus, Term Loan	20,000	20,000
Innovatus, Term Loan accrued payment-in-kind interest	904	775
Less unamortized debt issuance costs	(452)	(492)
Long-term debt, less debt issuance costs	$25,172	$25,003

    Principal payments, including the Term Loan Basic Interest Rate in-kind (described below), due as of March 31, 2021 consisted of the following (in thousands):

Principal Payment
2021 (remainder of the year)	—
2022	4,720
2023	8,986
2024	12,580
Total	$26,286

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

On March 1, 2021, the Company entered into a fifth amendment to the 2019 Secured Loan Agreement, which, among other things, waives the trailing six-month revenue covenant milestones that apply to the quarters ending March 31, June 30, September 30 and December 31, 2021 and reduces the revenue covenant milestones that will apply in 2022. The revenue covenant milestones remain unchanged for 2023 and 2024. The amendment also increases the Company’s minimum cash covenant to $5 million until December 31, 2021.

    As of March 31, 2021, the Company was not in breach of covenants under the 2019 Secured Loan Agreement.

Term Loan - Innovatus

    The term loan under the 2019 Secured Loan Agreement bears interest at a floating annual rate calculated at the greater of the variable rate of interest as most recently announced by East West Bank as prime or 5.50%, plus 3.75% ("Term Loan Basic Interest Rate"), bearing an effective interest rate of 9.25% at March 31, 2021. The Company is required to make interest only payments in arrears on the term loan for four years; provided that the Company has elected to pay 2.50% per annum as such Term Loan Basic Interest Rate in-kind by adding an amount equal to 2.50% per annum of the outstanding principal amount to the then outstanding principal balance on a monthly basis until the third anniversary of the 2019 Secured Loan Agreement. Commencing July 1, 2023, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of the term loan, together with accrued interest, in arrears, to the Lenders.  All unpaid principal, accrued and unpaid interest with respect to the term loan, and a final fee in the amount of 5.0% of the term loan commitment, is due and payable in full on the term loan maturity date on June 1, 2024.

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

    There were no amounts outstanding under the revolving credit facility at March 31, 2021.

PPP Loan- East West Bank

    On April 17, 2020, the Company entered into an approximately $4.7 million promissory note (the “PPP Note”) with East West Bank under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (the "SBA") to mitigate the negative financial and operational impacts of the COVID-19 pandemic. The interest rate on the PPP Note is a fixed rate of 1%per annum. The Company is required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022 (the “Maturity Date”). The Company will pay regular monthly payments in an amount equal to one month’s accrued interest commencing on August 2, 2021, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the deferral period will be payable on the Maturity Date. According to the terms of the PPP, all or a portion of the loan as well as any accrued interest may be fully forgiven if the funds are used for payroll costs (and at least 60% of the forgiven amount must have been used for payroll), interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, the Company used the proceeds of the loan primarily for payroll costs. The Company submitted the loan forgiveness application to the lender on December 11, 2020. The Company resubmitted the application on February 23, 2021 with additional supporting documentation as requested by the lender. On March 4, 2021, the Company's lender submitted its application to the SBA for their review and the Company is currently awaiting the SBA's final decision. The Company accounts for the PPP Note as a debt instrument in accordance with ASC 470-50-40-2, with the proceeds from the loan recognized as a long-term liability, less any debt issuance costs, within the consolidated balance sheet. Interest is accrued at the stated rate on a monthly basis by applying the interest method under ASC 835.

Note J—Stockholders’ Equity

Common stock

    Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

Preferred stock

    The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at March 31, 2021 and December 31, 2020.

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

"At-the-market” program

In January 2017, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allowed the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On May 10, 2017, the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”) for the sale and issuance of up to $50 million of its common stock and entered into an Equity Distribution Agreement (“Distribution Agreement”) with Canaccord Genuity LLC (formerly, Canaccord Genuity Inc.) ("Canaccord") pursuant to which Canaccord agreed to sell shares of the Company's common stock from time to time, as its agent, in an “at-the-market” ("ATM") offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The Company was not obligated to sell any shares under the Distribution Agreement. On August 4, 2020, the Company and Canaccord mutually agreed to terminate the Distribution Agreement and as of that date, the Company had sold 2,663,000 shares under the Distribution Agreement resulting in net proceeds of $4.4 million.

On March 23, 2020, the Company filed a new shelf registration statement on Form S-3 (the "New Shelf Registration Statement"), which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, the Company is permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of the Company’s common stock to or through Cowen, acting as agent and/or principal, from time to time, in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on the NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and we also provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. The Company is not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of March 31, 2021, the Company had not sold any shares under the Sales Agreement.

Stock purchase agreement

On December 17, 2018, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lincoln Park Capital ("LPC"). Upon entering into the Stock Purchase Agreement, the Company sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, the Company issued 354,430 shares to LPC. The Company has the right at its sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. The Company controls the timing of any sales to LPC and LPC will be obligated to make purchases of the Company's common stock upon receipt of requests from the Company in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of the Company's shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of the Company's common stock pursuant to receipt of a request from the Company on any business day on which the last closing trade price of the Company's common stock on the NASDAQ Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share. No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of the Company's common stock. The Stock Purchase Agreement may be terminated by the Company at any time, at the Company's sole discretion, without any cost or penalty. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $17.6 million of its common stock pursuant to the Stock Purchase Agreement dated December 17, 2018. As of March 31, 2021, the Company had sold 4,521,968 shares under the Stock Purchase Agreement resulting in proceeds of $3.4 million.

2021 common stock offering

On February 17, 2021, the Company closed an offering of its common stock under the New Shelf Registration Statement and issued and sold 80,952,381 shares of its common stock at a public offering price of $1.05 per share, for aggregate net proceeds of approximately $79.6 million. The Company intends to use the net proceeds of the offering of the shares for general corporate purposes.

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

    The pre-funded warrants became exercisable immediately upon issuance, have an exercise price of $0.0001 per share and were exercisable until all of the pre-funded warrants were exercised in full. As of March 31, 2021, all pre-funded warrants were exercised. The warrants became exercisable immediately upon issuance, have an exercise price of $0.8748 per share, and will expire five years from the date of issuance. The pre-funded warrants and the warrants each prohibit the holder from exercising any portion thereof to the extent that the holder would own more than 9.99% of the number of shares of common stock outstanding immediately after exercise. The number of shares issuable upon exercise of the warrants and pre-funded warrants and the exercise price of the warrants and pre-funded warrants is adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The net proceeds to the Company from the offering, after deducting the placement agent's fees and other estimated offering expenses payable by the Company, was approximately $15.9 million.

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

    In connection with the September 23, 2020 registered direct offering, the Company issued 9,492,953 pre-funded common stock warrants with an exercise price of $0.0001 per share and an additional 18,005,041 common stock warrants with an exercise price of $0.8748 per share. All of the warrants are exercisable for one share of common stock and are exercisable immediately. As of March 31, 2021, approximately 6.0 million of the common stock warrants have been exercised. The pre-funded warrants are exercisable indefinitely, while the additional warrants are exercisable for 5 years from the date of issuance. As of March 31, 2021, all pre-funded warrants were exercised. Based on the Company’s assessment of the warrants granted relative to ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants are classified as equity instruments. The fair value of the common stock warrants of approximately $10.2 million at the date of issuance was estimated using the Black-Scholes model which used the following inputs: term of 5 years, risk free rate of 0.28%, 0% dividend yield, volatility of 90.15%, an exercise price of $0.875 and share price of $0.833 per share based on the trading price of the Company’s common stock.

    Warrants to purchase 12,020,926 shares of common stock were outstanding as of March 31, 2021 and warrants to purchase 18,025,967 shares were outstanding as of December 31, 2020. Outstanding common stock warrants are currently exercisable with varying exercise expiration dates from 2024 through 2025. At March 31, 2021 and December 31, 2020, the weighted average warrant exercise price per share for common stock and the weighted average contractual life was as follows:

	Number of Common Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2020	18,025,967	$0.89	4.73	18,025,967	$0.89
Granted	—	$—	—	—	$—
Exercised	(6,005,041)	—	—	(6,005,041)	—
Cancelled/expired	—	—	—	—	—
Outstanding March 31, 2021	12,020,926	$0.89	4.48	12,020,926	$0.89

Stock option plans

    As of March 31, 2021, 3,347,181 shares of common stock were available for future issuance under the 2015 Stock Incentive Plan ("2015 Plan"). The 2015 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of the Company's common stock, (b) 3% of the number of share of its common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board. Effective January 1, 2021, an additional 2,866,390 shares of the Company's common stock were added to the 2015 Plan under the terms of this provision.

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

    As of March 31, 2021, there were 2,777,853 shares of common stock available for future issuance under the 2019 Sales Team Plan.

    Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2020	1,767,579	$5.16	$—
Granted	—	—	—
Expired	(89,249)	4.75	—
Cancelled/Forfeited	—	—	—
Outstanding March 31, 2021	1,678,330	$5.18	$78
Total vested and exercisable	1,238,179	$6.65	$—

    The total fair value of stock options that vested during the three months ended March 31, 2021 was $0.1 million. The weighted average remaining contractual term for the total stock options outstanding was 5.52 years as of March 31, 2021. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.24 years as of March 31, 2021.

    Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2020	6,275,789	$1.18
Granted	44,253	1.08
Vested	(548,241)	0.55
Forfeited	(166,478)	1.05
Unvested March 31, 2021	5,605,323	$1.24

    The total fair value of restricted common stock awards that vested during the three months ended March 31, 2021 was $0.3 million.

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

    The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	—%	1.49% - 1.63%
Expected term (in years)	0	6.25
Dividend yield	—%	—%
Expected volatility	—%	55.92%

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
    Stock-based compensation expense was $0.9 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

    The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$(2)	$11
Sales and marketing	204	112
Research and development	159	134
General and administrative	558	509
	$919	$766

    As of March 31, 2021, the Company had $0.1 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 1.70 years. As of March 31, 2021, the Company had $4.9 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 2.27 years.

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

    Geographic information consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Product revenue
United States	$11,604	$13,827
Germany	1,770	1,970
Rest of world	337	493
	$13,711	$16,290

	March 31, 2021	December 31, 2020
Property and equipment, net
United States	$11,412	$12,195
Germany	39	45
Rest of World	96	—
	$11,547	$12,240

Note L—Subsequent Events

On April 19, 2021, the Company received 510(k) clearance by the U.S. Food and Drug Administration (the “FDA”) for patient-specific instrumentation ("PSI") that the Company developed under its License Agreement and Development Agreement with Howmedica Osteonics Corp, a wholly-owned subsidiary of Stryker. With the clearance of this PSI system, which is designed for use with Stryker's Triathlon™ Total Knee System, the Company has achieved the third of three milestones under the agreements and is entitled to receive an additional $11.0 million from Stryker.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

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
These forward-looking statements include, among other things, statements about:

•our estimates regarding the potential market opportunity and timing of estimated commercialization for our current and future products, including our iUni, iDuo, iTotal CR, iTotal PS, iTotal Identity, Conformis Cordera™ Hip System, and the planned launch of a new knee replacement offering to be targeted at hospital outpatient and ambulatory surgery centers;
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
•anticipated continuing negative impacts related to the COVID-19 pandemic, including with respect to the potential rise of variant stains and the speed and effectiveness of vaccine distribution, and the actions that we have taken and are planning in response, including our ability to continue production, the reliability of our supply chain, our ability to meet obligations and covenants under our loan agreements, the duration of decreased demand for our products, and whether or when the demand for elective surgery procedures will increase;
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

We offer a broad line of personalized knee implants and instruments designed to restore the natural shape of a patient’s knee. As of December 31, 2020, we had sold a total of more than 125,000 knee implants worldwide, including more than 100,000 total knee implants and 25,000 partial knee implants. In multiple clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant and best-selling product, demonstrated superior clinical outcomes, including better function, including kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or “off-the-shelf,” implants that it was tested against. In 2016, we initiated the broad commercial launch of the iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market. In the second half of 2021, we plan to launch a new standard knee offering, which is being designed to provide a lower-cost alternative to hospitals, outpatient surgery centers, and ambulatory surgical centers, while still taking full advantage of years of patient data collected through Conformis’ unique business model. We are planning for a limited commercial launch of our cementless or Press Fit option for our iTotal Identity knee implant beginning during the fourth quarter of 2021 and/or first quarter of 2022, with the full commercial launch planned by the second half of 2022.

In July 2018, our first Conformis Hip Systems were implanted during a limited commercial launch. On November 11, 2019, we entered full commercial launch of the Conformis Hip System. We are planning for a limited commercial launch of a second stem for the Conformis Hip System in the first half of 2022. In September 2020, we announced the new Cordera™ Hip System, and in December 2020, we commenced the U.S. commercial launch of the new Cordera™ Match Hip System, one of multiple planned product extensions featuring the Cordera™ Hip System.

Our iFit technology platform comprises three key elements:

•iFit Design, our proprietary algorithms and computer software that we use to design personalized implants and associated single-use, patient-specific instrumentation, which we refer to as iJigs, based on a computed tomography, or CT scan of the patient and to prepare a surgical plan personalized for the patient that we call iView.
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

All of our knee replacement products and related design software have been cleared by the U.S. Food and Drug Administration, (the "FDA") under the premarket notification process of Section 510(k) of the federal Food, Drug, and Cosmetic Act, or the FDCA, and have received CE Certificates of Conformity allowing us to affix the CE Mark. We market our products and services to orthopedic surgeons, hospitals, and other medical facilities, and patients. We use direct sales representatives, independent sales representatives and distributors to market and sell our products in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Spain, Portugal, the Netherlands, Belgium, the Dutch Antilles, Suriname, Australia, Argentina, the United Arab Emirates, the Sultanate of Oman, Italy, San Marino, Poland and other markets.

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

Such negative effects were most pronounced during the second quarter of 2020, when a significant number of hospitals were either closed for elective procedures or otherwise operating at significantly reduced volumes. Generally, we saw an increase in procedure volumes during the summer of 2020, as many regions were able to reopen for elective procedures, with an existing patient backlog.

However, within the U.S. and Germany, which are our major sales markets, estimated case counts increased in the fourth quarter of 2020 and peaked in January 2021. While case counts have declined since January, we saw a decline in elective procedures during the first quarter of 2021. Further, although elective surgery sites generally remain open and operational, we believe that the delay or cancellation of healthcare services by many patients due to concerns related to the COVID-19 pandemic (including developments related to variant strains), together with the increased hospital burden, continue to negatively impact surgical demand and capacity, temporarily delaying many procedures. We expect that these negative effects will continue in the near-term until infection rates decline further from their current level, and more of the population is vaccinated. However, the future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

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

Royalty and licensing revenue for the year ended December 31, 2020 includes revenue of $9.6 million generated from our settlement with Zimmer Biomet for a royalty-free, non-exclusive, worldwide license to certain patents for the exploitation of patient-specific or partially patient-specific instrumentation for knee, shoulder or hip replacement and releases and other immunities. Under Accounting Standards Codification ("ASC") No. 2014-09, Revenue from Contracts with Customers, these individual rights are accounted for as a single performance obligation. The earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Ongoing royalty revenue is generated from our agreement with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. The license agreement with MicroPort will expire upon the expiration of the last to expire of our patents and patent applications licensed to MicroPort, which currently is expected to occur in 2031.

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

Total other income (expenses), net

Total other income (expenses), net consists primarily of interest expense and amortization of debt discount associated with our term loans outstanding during the year, and gains (losses) from foreign currency transactions. The effect of exchange rates on our foreign currency-denominated asset and liability balances are recorded as foreign currency translation adjustments in the consolidated statements of comprehensive loss.

Income tax provision

Income tax provision consists primarily of a provision for income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including net operating loss carryforwards and research and development credits and other tax credits.

Consolidated results of operations

Comparison of the three months ended March 31, 2021 and 2020

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2021		2020		2021 vs 2020
Three Months Ended March 31,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$13,711	99%	$16,290	99%	$(2,579)	(16)%
Royalty and licensing	124	1	185	1	(61)	(33)
Total revenue	13,835	100	16,475	100	(2,640)	(16)
Cost of revenue	7,662	55	9,261	56	(1,599)	(17)
Gross profit	6,173	45	7,214	44	(1,041)	(14)

Operating expenses:
Sales and marketing	$5,113	37%	$6,563	40%	$(1,450)	(22)%
Research and development	3,540	26	2,990	18	550	18
General and administrative	6,666	48	5,736	35	930	16
Total operating expenses	15,319	111	15,289	93	30	—
Loss from operations	(9,146)	(66)	(8,075)	(49)	(1,071)	(13)
Total other income (expenses), net	(2,337)	(17)	(1,253)	(8)	(1,084)	(87)
Loss before income taxes	(11,483)	(83)	(9,328)	(57)	(2,155)	(23)
Income tax provision	23	—	25	—	(2)	(8)
Net loss	$(11,506)	(83)%	$(9,353)	(57)%	$(2,153)	(23)%

Product revenue.    Product revenue was $13.7 million for the three months ended March 31, 2021 compared to $16.3 million for the three months ended March 31, 2020, a decrease of $2.6 million or 16%. We believe the decline is primarily due to the postponement of elective surgeries as a result of the COVID-19 pandemic.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2021		2020		2021 vs 2020
Three Months Ended March 31,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$11,604	85%	$13,827	85%	$(2,223)	(16)%
Germany	1,770	13	1,970	12	(200)	(10)
Rest of world	337	2	493	3	(156)	(32)
Product revenue	$13,711	100%	$16,290	100%	$(2,579)	(16)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 85% for each of the three months ended March 31, 2021 and 2020.

The United States product revenue decreased $2.2 million to $11.6 million or 16% year over year. We believe the decline in revenue inside the United States was primarily due to the postponement of elective surgeries due to the COVID-19 pandemic. Germany product revenue decreased $0.2 million to $1.8 million, or 10% year over year on a reported basis and 18% on a constant currency basis. Rest of World product revenue decreased $0.2 million to

$0.3 million, or 32% year-over-year on a reported basis and 36% on a constant currency basis, we believe primarily due to restrictions of elective surgeries in the UK related to the COVID-19 pandemic. The impact of COVID-19 is affecting all geographies.

Royalty and licensing revenue. Royalty and licensing revenue was $0.1 million for the three months ended March 31, 2021 compared to $0.2 million for the three months ended March 31, 2020.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $7.7 million for the three months ended March 31, 2021 compared to $9.3 million for the three months ended March 31, 2020, a decrease of $1.6 million, or 17%. Gross profit was $6.2 million for the three months ended March 31, 2021 compared to $7.2 million for the three months ended March 31, 2020, a decrease of $1.0 million or 14%. Gross margin increased 80 basis points to 45% for the three months ended March 31, 2021 from 44% for the three months ended March 31, 2020. This increase in gross margin was driven primarily by a decrease in inventory expense for cancelled cases, partially offset by manufacturing variances resulting from lower production volume.
Sales and marketing.    Sales and marketing expense was $5.1 million for the three months ended March 31, 2021 compared to $6.6 million for the three months ended March 31, 2020, a decrease of $1.5 million or 22%. The decrease was due primarily to lower commission expense of $0.4 million, personnel related costs of $0.1 million, travel and entertainment of $0.2 million and marketing programs of $0.7 million, and $0.1 million in other costs. Sales and marketing expense decrease as a percentage of total revenue to 37% for the three months ended March 31, 2021 compared to 40% for the three months ended March 31, 2020.

Research and development.    Research and development expense was $3.5 million for the three months ended March 31, 2021 compared to $3.0 million for the three months ended March 31, 2020, an increase of $0.6 million, or 18%. The increase was due primarily to higher personnel related costs of $0.6 million, an increase in project related costs of $0.1 million, which was partially offset by $0.1 million of cost allocated to the advance on research and development. Research and development expense increased as a percentage of total revenue to 26% for the three months ended March 31, 2021 compared to 18% for the three months ended March 31, 2020.

General and administrative.    General and administrative expense was $6.7 million for the three months ended March 31, 2021 compared to $5.7 million for the three months ended March 31, 2020, an increase of $0.9 million, or 16%. The increase was primarily due to higher personnel related costs of $0.3 million, legal fees of $0.8 million, and $0.2 million in other costs, which was partially offset by a decrease in professional services of $0.4 million. General and administrative expense increased as a percentage of total revenue to 48% for the three months ended March 31, 2021 from 35% for the three months ended March 31, 2020.

Total other income (expenses), net.    Other income (expenses), net was $2.3 million of other expenses for the three months ended March 31, 2021 compared to $1.3 million of other expenses for the three months ended March 31, 2020, a change of $1.1 million, or 87%. The change was primarily due to an increase in foreign currency exchange transaction loss.

Income taxes.    Income tax provision was $23,000 and $25,000 for the three months ended March 31, 2021 and 2020, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the three months ended March 31, 2021, we have financed our operations primarily through private placements of preferred stock, our initial public offering in 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. We have not yet attained profitability and continue to incur operating losses and negative operating cash flows. As of March 31, 2021, we had an accumulated deficit of $539.9 million.

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "2017 Shelf Registration Statement"). The 2017 Shelf Registration Statement allowed us to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we could issue and sell up to $50 million of our common stock and entered into an Equity Distribution Agreement with Canaccord Genuity LLC (formerly
Canaccord Genuity Inc.) or Canaccord, pursuant to which Canaccord agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market”, or ATM, offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended, or the Securities Act. We are not obligated to sell any number of shares under the Distribution Agreement. On August 4, 2020, we and Canaccord mutually agreed to terminate the Distribution Agreement, and as of that date, we had sold 2,663,000 shares under the Distribution Agreement resulting in net proceeds of $4.4 million.

On March 23, 2020, we filed a new shelf registration statement on Form S-3 or the New Shelf Registration Statement, which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, we will be permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The New Shelf Registration Statement is intended to provide us flexibility to conduct sales of its registered securities, subject to market conditions and our future capital needs. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into an at-the-market issuance sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of the our common stock to or through Cowen, acting as agent and/or principal, from time to time in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and also has provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. We are not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of March 31, 2021, we had not sold any shares under the Sales Agreement.

On December 17, 2018, we entered into a stock purchase agreement, or the "Stock Purchase Agreement," with Lincoln Park Capital, or "LPC." Upon entering into the Stock Purchase Agreement, we sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, we issued 354,430 shares to LPC.  We have the right at our sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. We will control the timing of any sales to LPC and LPC will be obligated to make purchases of our common stock upon receipt of requests from us in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase the up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of our shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of our common stock pursuant to receipt of a request from us on any business day on which the last closing trade price of our common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share.  No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of our common stock.  The Stock Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $17.6 million of its common stock pursuant to the Stock Purchase Agreement dated December 17, 2018. As of March 31, 2021, we have sold 4,521,968 shares under the Stock Purchase Agreement resulting in proceeds of $3.4 million.

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

The pre-funded warrants became exercisable immediately upon issuance, have an exercise price of $0.0001 per share and were exercisable until all of the pre-funded warrants were exercised in full. As of March 31, 2021, all pre-funded warrants were exercised. All pre-funded warrants have been fully exercised. The warrants became exercisable immediately upon issuance, have an exercise price of $0.8748 per share, and will expire five years from the date of issuance. As of March 31, 2021, approximately 6.0 million of these warrants have been exercised. The pre-funded warrants and the warrants each prohibit the holder from exercising any portion thereof to the extent that the holder would own more than 9.99% of the number of shares of common stock outstanding immediately after exercise. The number of shares issuable upon exercise of the warrants and pre-funded warrants and the exercise price of the warrants and pre-funded warrants is adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

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

On March 1, 2021, we entered into a fifth amendment to the 2019 Secured Loan Agreement, which, among other things, waives the trailing six-month revenue covenant milestones that apply to the quarters ending March 31, June 30, September 30 and December 31, 2021 and reduces the revenue covenant milestones that apply in 2022. The revenue covenant milestones remain unchanged for 2023 and 2024. The amendment also increases our minimum cash covenant to $5 million until December 31, 2021. As of March 31, 2021, we were not in breach of covenants under the 2019 Secured Loan Agreement. For further information regarding the 2019 Secured Loan Agreement and the fifth amendment, see "Note I—Debt and Notes Payable " in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

On September 30, 2019, we entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics, or Stryker. In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the agreements, we agreed to sell and license to Stryker certain assets relating to our patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. We received $14 million upfront and became eligible to receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. As of March 31, 2021, we had successfully completed two out of three milestones with Stryker and received $5.0 million for achievement of these milestones. Under the long-term Distribution Agreement, we will supply patient-specific instrumentation to Stryker. We may be required to pay back a portion of the initial payment as it is contingent on successful completion of the milestones set forth in the Development Agreement and License Agreement.

The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 in the United States. On April 17, 2020, we entered into an approximately $4.7 million promissory note, or the PPP Note, with East West Bank as the lender under the PPP offered by the SBA, to mitigate the negative financial and operational impacts of the COVID-19 pandemic. The interest rate on the PPP Note is a fixed rate of 1% per annum. We are required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022, or the Maturity Date. We will pay regular monthly payments in an amount equal to one month’s accrued interest commencing on August 2, 2021, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the deferral period will be payable on the Maturity Date. According to the terms of the PPP, all or a portion of the loan as well as any accrued interest may be fully forgiven if the funds are used for payroll costs (and at least 60% of the forgiven amount must have been used for payroll), interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, we used the proceeds of the loan primarily for payroll costs. We submitted the loan forgiveness application to the lender on December 11, 2020. We resubmitted the application on February 23, 2021 with additional supporting documentation as requested by the lender. On March 4, 2021, our lender submitted our application to the SBA for their review and we are currently awaiting the SBA's final decision.

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

On February 17, 2021, we closed an offering of our common stock under the New Shelf Registration Statement and issued and sold 80,952,381 shares of our common stock at a public offering price of $1.05 per share, for aggregate net proceeds of approximately $79.6 million. We intend to use the net proceeds of the offering of the shares for general corporate purposes, which may include research and development costs, sales and marketing costs, clinical studies, manufacturing development, the acquisition or licensing of other businesses or technologies, repayment and refinancing of debt, including our secured term loan facility, working capital and capital expenditures.

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

At March 31, 2021, we had cash and cash equivalents of $104.6 million and $0.5 million in restricted cash allocated to lease deposits. Based on our current operating plan, we expect to fund our operations, capital expenditure requirements and debt service with existing cash and cash equivalents as of March 31, 2021, anticipated revenue from operations, the successful completion of the milestones set forth in the Development Agreement and License Agreement, revenue that may be generated in connection with licensing intellectual property, available sales of shares under the Sales Agreement and the Stock Purchase Agreement and funds from potential exercises of our common stock warrants. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenues, and the fact that we could use our capital resources sooner than we expect.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(8,517)	$(4,478)	$(4,039)	(90)%
Investing activities	(365)	(1,477)	1,112	75
Financing activities	84,895	1,141	83,754	7,340
Effect of exchange rate on cash	(89)	(62)	(27)	(44)
Total	$75,924	$(4,876)	$80,800	1,657%

Net cash used in operating activities.    Net cash used in operating activities was $8.5 million for the three months ended March 31, 2021 compared to $4.5 million used in operating activities for the three months ended March 31, 2020, an increase in use of $4.0 million. The $4.0 million increase in net cash used in operating activities was primarily affected by an increase in net loss of $2.1 million, an increase in accounts receivable of $2.6 million, an increase in prepaid and other assets of $1.2 million, an increase in inventory of $1.0 million, partially offset by a decrease in royalty and licensing receivable of $1.1 million and a decrease in accounts payable, accrued expenses and other liabilities of $0.8 million. Non-cash reconciling items include an increase in unrealized foreign exchange gain/loss of $1.1 million.

Net cash used in investing activities.    Net cash used in investing activities was $0.4 million for the three months ended March 31, 2021, and for the three months ended March 31, 2020 net cash used in investing activities was $1.5 million, a decrease of $1.1 million. The decrease is due to a decrease in costs related to the acquisition of property, plant, and equipment.

Net cash provided by financing activities.    Net cash provided by financing activities was $84.9 million for the three months ended March 31, 2021, and for the three months ended March 31, 2020 was $1.1 million, an increase of $83.8 million. The increase is due to $79.6 million of net proceeds from the issuance of common stock under the New Shelf Registration Statement and $5.3 million of proceeds from the exercise of common stock warrants, compared to the net proceeds of $1.1 million from issuance of common stock during the same period last year.

Contractual obligations and commitments

There have not been any material changes to our contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2020 other than changes in our debt facilities as disclosed in "Note I—Debt and Notes Payable" in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 1.5% to 5.6%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board revenue share agreements of $0.5 million during the three months ended March 31, 2021, representing 3.3% of product revenue, and $0.4 million during the three months ended March 31, 2020, representing 2.7% of product revenue. Revenue share expense is included in research and development. For further information, see “Note H—Commitments and Contingencies” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Segment information

We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. We believe the critical accounting policies and estimates that require the use of significant estimates and judgments in the preparation of our consolidated financial statements include revenue recognition, inventory valuations, impairment assessments, and income tax reserves and related allowances. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where we sell our products.

On August 29, 2019, we filed a lawsuit against Medacta USA, Inc. in the United States District Court for the District of Delaware. We amended our complaint on December 23, 2019, and again on October 14, 2020, adding Medacta International (Medacta USA, Inc.’s parent company) as a defendant (Medacta USA, Inc. and Medacta International SA are referred to, together, as “Medacta”). We are seeking damages for Medacta’s infringement of certain of our patents related to patient-specific instrument and implant systems, alleging that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer to our original complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by us. Medacta’s answer also alleges the affirmative defense that our asserted patents are invalid. On January 21, 2021, Medacta International SA filed a partial motion to dismiss; on February 16, 2021, we filed our opposition to the motion; and on March 2, 2021, Medacta International SA filed its reply. On March 4, 2021, the court issued its opinion on claim construction, ruling in our favor on the construction of all of the disputed terms. Discovery has commenced and is ongoing.

On March 20, 2020, Osteoplastics LLC ("Osteoplastics") filed a lawsuit against us in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020. Osteoplastics alleges that our proprietary software, including our iFit software platform, and our use of our proprietary software for designing and manufacturing medical devices, including implants, infringes seven patents owned by Osteoplastics. On June 15, 2020, we filed a motion to dismiss Osteoplastics’ complaint, and on October 21, 2020, the court denied the motion. On November 2, 2020, we filed our answer to the amended complaint, denying that we infringe the patents asserted by Osteoplastics. Our answer also alleges the affirmative defense that Osteoplastics’ asserted patents are invalid. Discovery in the lawsuit has commenced.

On April 24, 2020, we filed a lawsuit against Wright Medical Technology, Inc. and Tornier, Inc., (together “Wright Medical"), in the United States District Court for the District of Delaware. We are seeking damages for Wright Medical’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that Wright Medical’s multiple lines of patient-specific shoulder instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Wright Medical’s Tornier Blueprint™ 3D Planning + PSI shoulder replacement systems. On December 14, 2020, Wright Medical filed its answer to the amended complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by us. Wright Medical’s answer also alleges the affirmative defense that the our asserted patents are invalid. Discovery in the lawsuit has commenced.

On April 30, 2021, we filed a lawsuit against DePuy Synthes, Inc., DePuy Synthes Products, Inc., and DePuy Synthes Sales, Inc. (together, “DePuy”) in the United States District Court for the District of Delaware seeking damages for DePuy’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that DePuy’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe seven of our patents.

On May 8, 2020, we and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company or “Aetna” in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. The complaint alleges that Aetna has violated its duties under state and federal law, including the Employee Retirement Income Security Act. On March 31, 2021, the court dismissed our claims against Aetna, but allowed the individual plaintiff’s claims to survive. The individual plaintiff’s case will continue and we will have the opportunity to request leave to file an amended complaint based on discovery relating to the individual plaintiff’s claims. We reserve our rights and may appeal the dismissal at the conclusion of the action.

Adverse outcomes of these lawsuits could have a material adverse effect on our business, financial condition or results of operations. We are presently unable to predict the outcome of these lawsuits or to reasonably estimate a range of potential losses, if any, related to the lawsuits.

ITEM 1A. RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. The following description of risk factors consists of updates to the risk factors previously disclosed in Part 1, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”). For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in our Form 10-K. Other than as set forth below, there have been no material changes to our risk factors as previously disclosed in our Form 10-K. Risk factors and other information included in our Form 10-Q should be carefully considered. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 29 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

The novel coronavirus (COVID-19) pandemic and the response to it have reduced demand for our products, and as a result we reduced our operations and production capacity, and these circumstances have had and are expected to continue to have a significant negative affect on our revenue.
In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. The future progression of the pandemic, including the scope, severity and duration of the pandemic, potential resurgences, the speed and effectiveness of vaccine and treatment developments, and the direct and indirect economic effects of the pandemic and containment measures, and its effects on our business and operations remain uncertain. We have experienced significantly decreased demand for our products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had and is expected to continue to have a significant negative effect on our revenue.

Such negative effects were most pronounced during the second quarter of 2020, when a significant number of hospitals were either closed for elective procedures or otherwise operating at significantly reduced volumes. Generally, we saw an increase in procedure volumes during the summer of 2020, as many regions were able to reopen for elective procedures, with an existing patient backlog.

However, within the U.S. and Germany, which are our major sales markets, estimated case counts increased in the fourth quarter of 2020 and peaked in January 2021. While counts have declined since January, we saw a decline in elective procedures during the first quarter of 2021. Further, although elective surgery sites generally remain open and operational, we believe that the delay or cancellation of healthcare services by many patients due to concerns related to the COVID-19 pandemic (including developments related to variant strains), together with the increased hospital burden, continue to negatively impacted surgical demand and capacity, temporarily delaying many procedures. We expect that these negative effects will continue in the near-term until infection rates decline further from their current level, and more of the population is vaccinated. However, the future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

On March 20, 2020, we provided notice to our employees of a furlough of approximately 80 employees effective as of March 23, 2020 to help address decreased demand for our products. The furlough resulted in reduced production capacity at our manufacturing facilities, but sufficient to meet demand. While we have not experienced and do not currently anticipate significant interruptions in our supply chain, extended or additional quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture the key components and materials necessary for our products. On April 23, 2020, we accelerated a plan to return to full-time employment the vast majority of those employees who were furloughed on March 23, 2020. This plan was completed at the end of April 2020. The pandemic could impact our ability to retain key employees and our relationships with our employees could be disrupted due to measures implemented in response to the pandemic. Any delay or shortage of materials or delays in delivering our products may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales, profitability and financial condition. On April 17, 2020, we entered into an approximately $4.7 million promissory note, or the PPP Note, with East West Bank under the Paycheck Protection Program, or the PPP offered by the U.S. Small Business Administration, or the SBA, to mitigate the negative financial and operational impacts of the pandemic. We submitted the loan forgiveness application to the lender on December 11, 2020. We resubmitted the application on February 23, 2021 with additional supporting documentation as requested by the lender. On March 4, 2021, our lender submitted our application to the SBA for their review and we are currently awaiting the SBA's final decision.

If we fail to maintain compliance with the requirements for continued listing on the NASDAQ Capital Market, our common stock could be delisted from trading, which would adversely affect the ability to sell our stock in the public market, the liquidity of our common stock and our ability to raise additional capital.
Our common stock is currently listed on the NASDAQ Capital Market under the symbol “CFMS.” Until December 30, 2020, our common stock was listed on the NASDAQ Global Select Market which, along with the NASDAQ Capital Market, has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and the $1.00 minimum closing bid price requirement. On December 30, 2020, we transferred the listing of our common stock to the NASDAQ Capital Market because we did not meet Nasdaq’s $1.00 minimum closing bid price requirement. While we subsequently regained compliance with this requirement on February 17, 2021, there can be no assurance that our bid price will not again fall below listing requirements for 30 consecutive trading days. In recent weeks, the Company's stock price has fallen below $1.00 and, if it continues to remain below $1.00 in the future, we may receive a written bid price deficiency notice from Nasdaq. In such event, we may seek to cure the deficiency by effecting a reverse stock split, if necessary. We intend to actively monitor our performance with respect to the listing standards and will consider available options to resolve any deficiency and regain compliance with the Nasdaq rules. Any potential delisting of our common stock from the NASDAQ Capital Market would make it more difficult for stockholders to sell our stock in the public market and would likely result in decreased liquidity, limited availability of market quotations for shares of our common stock, limited availability of news and analyst coverage regarding our Company, a decreased ability to issue additional securities and increased volatility in the price of our common stock.

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

 Date: 5/5/2021

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer

 Date: 5/5/2021

CONFORMIS, INC.

By:	/s/ Robert Howe
Robert Howe Chief Financial Officer (Principal Financial Officer)