Form 10-Q
period 2021-06-30
Conformis Inc
filed 2021-08-04
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, there were 185,961,182 shares of Common Stock, $0.00001 par value per share, outstanding.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$108,320	$28,673
Accounts receivable, net	8,903	8,515
Royalty and licensing receivable	15,643	1,256
Inventories, net	13,421	12,585
Prepaid expenses and other current assets	2,314	2,315
Total current assets	148,601	53,344
Property and equipment, net	11,108	12,240
Operating lease right-of-use assets	8,268	5,215
Other Assets
Restricted cash	562	462
Other long-term assets	218	239
Total assets	$168,757	$71,500

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,957	$4,918
Accrued expenses	8,550	7,213
Operating lease liabilities	1,782	1,620
Advance on research and development	—	3,168
Contract liability	—	14,000
Total current liabilities	15,289	30,919
Long-term debt, less debt issuance costs	20,627	25,003
Operating lease liabilities	7,112	4,206
Total liabilities	43,028	60,128
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value:
Authorized: 300,000,000 shares authorized at June 30, 2021 and December 31, 2020; 186,053,533 and 95,546,577 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	630,435	543,809
Accumulated deficit	(501,902)	(528,438)
Accumulated other comprehensive loss	(2,806)	(4,000)
Total stockholders’ equity	125,729	11,372
Total liabilities and stockholders’ equity	$168,757	$71,500
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Product	$15,199	$9,743	$28,910	$26,033
Royalty and licensing	41,149	9,725	41,273	9,910
Total revenue	56,348	19,468	70,183	35,943
Cost of revenue	8,810	8,450	16,472	17,711
Gross profit	47,538	11,018	53,711	18,232

Operating expenses
Sales and marketing	6,304	4,102	11,417	10,665
Research and development	3,650	2,738	7,190	5,728
General and administrative	6,689	6,474	13,355	12,210
Total operating expenses	16,643	13,314	31,962	28,603
Income (loss) from operations	30,895	(2,296)	21,749	(10,371)

Other income and expenses
Interest income	39	23	57	58
Interest expense	(607)	(584)	(1,201)	(1,158)
Other income	7,252	—	7,252	—
Foreign currency exchange transaction income (loss)	455	694	(1,306)	(20)
Total other income (expenses)	7,139	133	4,802	(1,120)
Income (loss) before income taxes	38,034	(2,163)	26,551	(11,491)
Income tax provision	(8)	(28)	15	(3)

Net income (loss)	$38,042	$(2,135)	$26,536	$(11,488)

Net income (loss) per share
Basic	$0.21	$(0.03)	$0.17	$(0.17)
Diluted	$0.21	$(0.03)	$0.17	$(0.17)
Weighted average common shares outstanding
Basic	177,668,627	68,187,128	154,612,482	67,885,622
Diluted	180,015,105	68,187,128	157,861,298	67,885,622

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$38,042	$(2,135)	$26,536	$(11,488)
Other comprehensive (loss) income
Foreign currency translation adjustments	(451)	(663)	1,194	(51)
Comprehensive income (loss)	$37,591	$(2,798)	$27,730	$(11,539)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, March 31, 2021	182,428,111	$2	$629,622	$(539,944)	$(2,355)	$87,325
Issuance of common stock—restricted stock	3,625,422	—	—	—	—	—
Issuance of common stock at public offering, less issuance costs of $5.4 million	—	—	(19)	—	—	(19)
Compensation expense related to issued stock options and restricted stock awards	—	—	832	—	—	832
Net income	—	—	—	38,042	—	38,042
Other comprehensive loss	—	—	—	—	(451)	(451)
Balance, June 30, 2021	186,053,533	$2	$630,435	$(501,902)	$(2,806)	$125,729

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, December 31, 2020	95,546,577	$1	$543,809	$(528,438)	$(4,000)	$11,372
Issuance of common stock—restricted stock	3,549,534	—	—	—	—	—
Issuance of common stock at public offering, less issuance costs of $5.4 million	80,952,381	1	79,622	—	—	79,623
Issuance of common stock upon exercise of common stock warrants	6,005,041	—	5,253	—	—	5,253
Compensation expense related to issued stock options and restricted stock awards	—	—	1,751	—	—	1,751
Net income	—	—	—	26,536	—	26,536
Other comprehensive income	—	—	—	—	1,194	1,194
Balance, June 30, 2021	186,053,533	$2	$630,435	$(501,902)	$(2,806)	$125,729

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, March 31, 2020	71,505,724	$1	$523,265	$(513,498)	$(253)	$9,515
Issuance of common stock—restricted stock	3,657,838	—	—	—	—	—
Issuance of common stock—LPC offering	200,000	—	174	—	—	174
Issuance of common stock— ATM offering	740,043	—	707	—	—	707
Compensation expense related to issued stock options and restricted stock awards	—	—	845	—	—	845
Net loss	—	—	—	(2,135)	—	(2,135)
Other comprehensive loss	—	—	—	—	(663)	(663)
Balance, June 30, 2020	76,103,605	$1	$524,991	$(515,633)	$(916)	$8,443

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, December 31, 2019	70,427,400	$1	$521,356	$(504,145)	$(865)	$16,347
Issuance of common stock—restricted stock	3,736,162	—	2	—	—	2
Issuance of common stock—LPC offering	1,200,000	—	1,317	—	—	1,317
Issuance of common stock— ATM offering	740,043	—	705	—	—	705
Compensation expense related to issued stock options and restricted stock awards	—	—	1,611	—	—	1,611
Net loss	—	—	—	(11,488)	—	(11,488)
Other comprehensive loss	—	—	—	—	(51)	(51)
Balance, June 30, 2020	76,103,605	$1	$524,991	$(515,633)	$(916)	$8,443

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$26,536	$(11,488)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	2,093	2,189
Stock-based compensation expense	1,751	1,611
Unrealized foreign exchange loss	1,271	(15)
Non-cash lease expense	711	579
Provision for bad debts on trade receivables	42	102
Gain on forgiveness of PPP loan	(4,772)	—
Non-cash interest expense	365	352
Changes in operating assets and liabilities:
Accounts receivable	(429)	2,778
Royalty and licensing receivable	(14,387)	(6,032)
Inventories	(836)	(1,107)
Prepaid expenses and other assets	—	592
Accounts payable, accrued expenses and other liabilities	732	(2,717)
Contract liability	(14,000)	—
Advance on research and development	(3,168)	819
Net cash used in operating activities	(4,091)	(12,337)

Cash flows from investing activities:
Acquisition of property and equipment	(961)	(2,588)
Net cash used in investing activities	(961)	(2,588)

Cash flows from financing activities:
Proceeds from exercise of common stock warrant	5,253	—
Debt issuance costs	—	(10)
Proceeds from issuance of debt	—	4,720
Net proceeds from issuance of common stock	79,623	2,024
Net cash provided by financing activities	84,876	6,734
Foreign exchange effect on cash and cash equivalents	(77)	(35)
Increase (decrease) in cash, cash equivalents and restricted cash	79,747	(8,226)
Cash, cash equivalents and restricted cash beginning of period	29,135	26,856
Cash, cash equivalents and restricted cash end of period	$108,882	$18,630

Supplemental information:
Cash paid for interest	702	691
Non cash investing and financing activities:
Operating leases right-of-use assets obtained in exchange for lease obligations	3,763	—
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

    These consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

    Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. At June 30, 2021, the Company had an accumulated deficit of $501.9 million and cash and cash equivalents of $108.3 million, and $0.6 million in restricted cash allocated to lease deposits.

The Company expects that its existing cash and cash equivalents as of June 30, 2021, funds from potential exercises of its common stock warrants, and anticipated revenue from operations, will enable the Company to fund its operations, capital expenditure requirements and debt service for at least the next 12 months from the date of filing. In order for the Company to meet its long-term operating plan, the Company expects that revenue growth, margin improvements and leveraging operating expenses will be necessary. It cannot be assured that the Company will be successful.

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

However, within the U.S. and Germany, which are the Company's major sales markets, estimated case counts increased in the fourth quarter of 2020 and peaked in January 2021. While worldwide case counts have declined since January, the Company saw a decline in elective procedures during the first quarter of 2021. In Germany, case counts declined after January 2021 but then increased again in the second quarter. Germany case counts began to decline mid-way through the second quarter but the Company saw a decline in Germany elective procedures during the second quarter of 2021. In the U.S., elective procedures have improved sequentially second quarter of 2021 over first quarter of 2021 consistent with the market. Further, although elective surgery sites generally remain open and operational, the Company believes that the delay or cancellation of healthcare services by many patients due to concerns related to the COVID-19 pandemic (including developments related to variant strains), together with the increased hospital burden, may continue to negatively impact surgical demand and capacity, potentially temporarily delaying procedures. The Company expects that these negative effects will continue in the near term until infection rates decline further from their current level, and more of the population is vaccinated. The future progression of the pandemic remains uncertain, including with respect to new or potential variants. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

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

Unaudited Interim Financial Information

    The accompanying Interim Consolidated Financial Statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2021, results of operations for and stockholders' equity for the three and six months ended June 30, 2021 and 2020, and comprehensive income (loss), and cash flows for the six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

    The Company's financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the six months ended June 30, 2021 to the application of significant accounting policies and estimates as described in its audited consolidated financial statements for the year ended December 31, 2020.

Concentrations of credit risk and other risks and uncertainties

     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains the majority of its cash with accredited financial institutions which mitigates potential risks related to concentration. The Company had $1.6 million as of June 30, 2021 and $1.0 million as of December 31, 2020 held in foreign bank accounts that are not federally insured.

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

    For the three and six months ended June 30, 2021, Stryker Corporation (“Stryker”), Wright Medical Technology, Inc. (“Wright Medical”), and Tornier, Inc. (“Tornier,” and collectively with Stryker and Wright Medical, the "Stryker Parties") represented 71% and 57% of total revenue, respectively. For the three and six months ended June 30, 2020, Zimmer Biomet Holdings, Inc., or Zimmer Biomet, represented 49% and 27% of total revenue, respectively. As of June 30, 2021, payments due from Stryker represented 61% of the total net receivable balance. As of December 31, 2020, payments due from Zimmer Biomet represented 13% of our total net receivable balance.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc., ConforMIS Europe GmbH, ConforMIS UK Limited, ConforMIS Hong Kong Limited, Conformis India LLP, and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash, cash equivalents and restricted cash
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased to be cash equivalents. The Company’s cash equivalents consist of demand deposits and money market accounts. Demand deposits and money market accounts are carried at cost which approximates their fair value. The Company has recorded restricted cash of $0.6 million as of June 30, 2021 and December 31, 2020. Restricted cash consisted of security provided for lease obligations.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$108,320	$28,673
Restricted cash	562	462
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$108,882	$29,135

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

Accounts receivable and allowance for doubtful accounts
     Accounts receivable consist of billed and unbilled amounts due from medical facilities or independent distributors (the "Customer"). Upon completion of a procedure, revenue is recognized and an unbilled receivable is recorded. Under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), an enforceable contract is met either at or prior to the procedure being performed. Upon receipt of a purchase order from the Customer, the billed receivable is recorded and the unbilled receivable is reversed. As a result, the unbilled receivable balance fluctuates based on the timing of the Company's receipt of purchase orders from the medical facilities. In estimating whether accounts receivable can be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, collections experience to date and any specific collection issues that have been identified. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or when collection risk is identified.

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three and six months ended June 30, 2021, the Company recognized provisions of $0.5 million and $1.1 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue. During the three and six months ended June 30, 2020, the Company recognized provisions of $0.7 million and $1.7 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Long-Lived Assets
     The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. If changes in circumstances lead the Company to believe that any of its long-lived assets may be impaired, the Company will test the asset group for recoverability, by evaluating whether the estimated undiscounted cash flows, including estimated residual value, generated from the asset group are sufficient to support the carrying value of the assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the three months ended June 30, 2021, there were no changes in circumstances that led the Company to believe that its long-lived assets may be impaired.

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

    Leases with an anticipated term, inclusive of renewals of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

 Revenue Recognition

Product Revenue Recognition

    Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2021. Payment is typically due between 30 and 60 days from invoice.

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

Royalty and Licensing Revenue Recognition

    The Company receives ongoing sales-based royalties under its license agreement (the "MicroPort License Agreement") with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. Royalty revenue is recorded at the expected value of the royalty revenue.

    On September 30, 2019 the Company entered into Asset Purchase Agreement with Howmedica Osteonics Corp., a wholly-owned subsidiary of Stryker. In connection with entering into the Asset Purchase Agreement, the

Company also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker (the "Stryker Agreements"). The Company determined that the Asset Purchase Agreement and the License Agreement are within the scope of ASC 606. Under the Asset Purchase Agreement and License Agreement, the Company is required to provide certain assets and the right to use the license for a specific purpose. The assets and the right to use the license are highly interdependent and considered one performance obligation. The Company bifurcated the total transaction price of $30.0 million into two components; $5.0 million related to cost reimbursement for other services (development) and $25.0 million allocated to royalty revenue determined using the residual approach of deducting the cost reimbursement component from the total transaction price. The arrangement does not contain a significant financing component.

    The Company records a contract liability when there is an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company has concluded that Stryker meets the definition of a customer for a portion of the obligations under the Stryker Agreements. The contract liability balances as of January 1, 2021 and 2020, were $14.0 million and $12.0 million, respectively, which were related to consideration received from the customer under the Asset Purchase Agreement and Development Agreement. The Company concluded the license rights under the License Agreement are functional and will be recognized at the point in time when 510(k) clearance is received from the FDA as required under Milestone 3 in the License Agreement, or upon termination by Stryker and Stryker's election to purchase the license rights. On April 19, 2021, the Company achieved the third of three milestones under the License Agreement when it received 510(k) clearance from the FDA and received $11.0 million from Stryker. In connection with the 510(k) clearance, the Company recognized as royalty and license revenue, the $14.0 million that was previously deferred as contract liability, plus the $11.0 million payment received, for a total aggregate of $25.0 million during the quarter ended June 30, 2021. There are no amounts recorded as contract liability as of June 30, 2021. In addition, during the quarter ended June 30, 2021, the Company recorded $2.5 million in other income for the remaining portion of the advance on research and development, that was not used to offset against research and development expenses.

    On May 22, 2020 the Company entered into a settlement and license agreement (the “Zimmer Settlement and License Agreement”) with Zimmer Biomet, pursuant to which both parties have agreed to terms for resolving all of their existing patent disputes. In consideration of the licenses, releases, covenants and other immunities granted by the Company to Zimmer Biomet, Zimmer Biomet was required to pay the Company $3.5 million promptly after execution of the Zimmer Settlement and License Agreement, which it has, and additional payments on specified dates through January 15, 2021, for a total amount payable of $9.6 million. The agreement provides for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. These individual rights are not accounted for as separate performance obligations as (i) the nature of the promise, within the context of the agreement, is to transfer combined items to which the promised rights are inputs and (ii) the Company's promise to transfer each individual right described above to Zimmer Biomet is not separately identifiable from other promises in the agreement. As a result, the Company accounts for the promises in the agreement as a single performance obligation. Zimmer Biomet legally obtained control of the license and other rights upon execution of the contract. As such, the earnings process is complete and revenue was recognized upon the execution of the contract, when collectability became probable and all other revenue recognition criteria had been met within the scope of ASC 606. In connection with the Zimmer Settlement and License Agreement, the Company recognized revenue of $9.6 million during the three months ended June 30, 2020. See “Note H—Commitments and Contingencies, Legal proceedings” for further discussion of the Zimmer Biomet settlement.

On April 8, 2021, the Company entered into a license agreement (the “License Agreement”) with Paragon 28, Inc. ("Paragon 28"), granting Paragon 28 a non-exclusive license under a subset of the Company's U.S. patents for the use of patient-specific instruments with off-the-shelf implants in Paragon 28’s APEX 3D™ Total Ankle Replacement System. In consideration for the license, the Company received $0.5 million upon execution of the License Agreement and will received up to an additional $1.0 million from Paragon 28 before April 8, 2022. In connection with this License Agreement, the Company recognized revenue of $1.0 million during the quarter ended June 30, 2021. The remaining $0.5 million was excluded from the transaction price given it is contingent on a future event that was not probable as of June 30, 2021.

On June 30, 2021 the Company entered into a settlement and license agreement (the “Settlement and License Agreement”) with the Stryker Parties, pursuant to which the parties have agreed to terms for resolving all of their existing patent disputes. In consideration of the licenses, releases, covenants and other immunities granted by the Company to the Stryker Parties, the Stryker Parties are required to make a one-time payment to the Company of $15.0 million no later than October 15, 2021. The agreement provides for the grant of the licenses, covenants-not-to-sue, releases, and other deliverables upon execution of the contract. These individual rights are not accounted for as separate performance obligations as (i) the nature of the promise, within the context of the agreement, is to transfer combined items to which the promised rights are inputs and (ii) the Company's promise to transfer each individual right described above to the Stryker Parties is not separately identifiable from other promises in the agreement. As a result, the Company accounts for the promises in the Settlement and License Agreement as a single performance obligation. The Stryker Parties legally obtained control of the license and other rights upon execution of the contract. As such, the earnings process is complete and revenue was recognized upon the execution of the contract, when collectability became probable and all other revenue recognition criteria had been met within the scope of ASC 606. In connection with the Settlement and License Agreement, the Company recognized revenue of $15.0 million during the quarter ended June 30, 2021. See “Note H—Commitments and Contingencies, Legal proceedings” for further discussion of the Stryker Parties settlement.

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
    The following table summarizes activity for rebate allowance reserve (in thousands):

	June 30, 2021	December 31, 2020
Beginning Balance	$81	$127
Provision related to current period sales	68	146
Adjustment related to prior period sales	—	(55)
Payments or credits issued to customer	(71)	(137)
Ending Balance	$78	$81

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g., when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.5 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $1.0 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.1 million for each of the three months ended June 30, 2021 and 2020, and $0.1 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

    The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $(8,000) and $(28,000) for the three months ended June 30, 2021 and 2020, respectively, and $15,000 and $(3,000) for the six months ended June 30, 2021 and 2020, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2021 and 2020, a cumulative balance of $54,000 and $42,000 of interest and penalties had been accrued, respectively.

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

Net income (loss) per share
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

    The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Numerator:
Basic and diluted income (loss) per share
Net income (loss)	$38,042	$(2,135)	$26,536	$(11,488)
Denominator:
Basic weighted average shares	177,668,627	68,187,128	154,612,482	67,885,622
Diluted weighted average shares	180,015,105	68,187,128	157,861,298	67,885,622
Income (loss) per share attributable to Conformis, Inc. stockholders:
Basic	$0.21	$(0.03)	$0.17	$(0.17)
Diluted	$0.21	$(0.03)	$0.17	$(0.17)

    The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options and restricted stock awards	—	1,023,009	—	1,090,897

Note C—Accounts Receivable

    Accounts receivable consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Total receivables	$9,157	$8,805
Allowance for doubtful accounts and returns	(254)	(290)
Accounts receivable, net	$8,903	$8,515

    The beginning accounts receivable balance as of January 1, 2021 and 2020, was $8.5 million and $11.1 million, respectively. All activity within accounts receivables relate to normal operational activity from the period. Accounts receivable included unbilled receivable of $1.3 million and $1.0 million at June 30, 2021 and December 31, 2020, respectively. Write-offs related to accounts receivable were approximately $75,000 and $76,000 for the three months ended June 30, 2021 and 2020, respectively, and $71,000 for each of the six months ended June 30, 2021 and 2020.

    Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	June 30, 2021	December 31, 2020
Beginning balance	$(290)	$(335)
Provision for bad debts on trade receivables	(42)	(50)
Other allowances	7	20
Accounts receivable write offs	71	75
Ending balance	$(254)	$(290)

Note D—Inventories

    Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw Material	$5,839	$5,513
Work in process	1,927	1,833
Finished goods	5,655	5,239
Total Inventories	$13,421	$12,585

Note E—Property and Equipment

    Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	June 30, 2021	December 31, 2020
Equipment	5-7	$19,746	$19,461
Furniture and fixtures	5-7	869	864
Computer and software	3	10,220	9,873
Leasehold improvements	3-7	2,088	2,068
Reusable instruments	5	5,983	5,739
Molding and Tooling	5	151	91
Total property and equipment		39,057	38,096
Accumulated depreciation		(27,949)	(25,856)
Property and equipment, net		$11,108	$12,240

    Depreciation expense related to property and equipment was $1.0 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively.

Note F—Accrued Expenses

    Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued employee compensation	$4,490	$3,365
Accrued legal expense	1,752	952
Accrued consulting expense	21	21
Accrued vendor charges	419	766
Accrued revenue share expense	540	697
Accrued clinical trial expense	257	306
Accrued other	1,071	1,106
	$8,550	$7,213

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

On May 11, 2021, the Company executed an amendment to extend the term of the Wilmington lease through September 30, 2027.

    The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing, or enter into additional leases.

    As of June 30, 2021, the Company had not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

    The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

    The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rent expense	$465	$382	$881	$763
Variable lease cost (1)	102	61	204	151
	$567	$443	$1,085	$914
(1) Variable operating lease expenses consist primarily of common area maintenance and real estate taxes for the three and six months ended June 30, 2021 and 2020, respectively.

    As of June 30, 2021, the remaining weighted-average lease term of the operating leases was 5.2 years and the weighted-average discount rate was 6.0%.

    The future minimum rental payments under these agreements as of June 30, 2021 were as follows (in thousands):

Year	Minimum Lease Payments
2021 remainder of year	854
2022	1,817
2023	2,070
2024	2,128
2025	1,888
2026	971
2027	741
Total lease payments	$10,469
Present value adjustment	(1,575)
Present value of lease liabilities	$8,894

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

    The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $0.5 million during the three months ended June 30, 2021, representing 3.2% of product revenue and $1.0 million during the six months ended June 30, 2021, representing 3.3% of product revenue and $0.2 million during the three months ended June 30, 2020, representing 2.4% of product revenue and $0.6 million during the six months ended June 30, 2020 representing, 2.6% of product revenue. Revenue share expense is included in research and development.

Other obligations

    In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at June 30, 2021 or December 31, 2020.

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

On May 22, 2020, the Company entered into a settlement and license Agreement, (the “Zimmer Settlement and License Agreement”), with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC, pursuant to which the parties agreed to terms for resolving the patent disputes described in the preceding two paragraphs. Under the Zimmer Settlement and License Agreement, the Company and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties, the Company granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of the Company's patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants, and Zimmer Biomet granted to the Company a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for the Company's implants and patient-specific instruments for the knee. Under the agreement, Zimmer Biomet was required to pay the Company a total of $9.6 million, in installments through January 15, 2021, and all such payments were made and received by such date. No payment was due from the Company to Zimmer Biomet under the agreement.

On August 29, 2019, the Company filed a lawsuit against Medacta USA, Inc. in the United States District Court for the District of Delaware. The Company amended its complaint on December 23, 2019, and again on October 14, 2020, adding Medacta International SA (Medacta USA, Inc.’s parent company) as a defendant (Medacta USA, Inc. and Medacta International SA are referred to, together, as “Medacta”). The Company is seeking damages for Medacta’s infringement of certain of the Company’s patents related to patient-specific instrument and implant systems, alleging that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of the Company’s patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer to the Company's original complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by the Company. Medacta’s answer also alleges the affirmative defense that the Company's asserted patents are invalid. On January 21, 2021, Medacta International SA filed a partial motion to dismiss; on February 16, 2021, the Company filed its opposition to the motion; and on March 2, 2021, Medacta International SA filed its reply. On March 4, 2021, the court issued its opinion on claim construction, ruling in the Company’s favor on the construction of all of the disputed terms. Discovery in the lawsuit is ongoing.

On March 20, 2020, Osteoplastics LLC ("Osteoplastics"), filed a lawsuit against the Company in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020. Osteoplastics alleges that the Company’s proprietary software, including the Company’s iFit software platform, and the Company’s use of its proprietary software for designing and manufacturing medical devices, including implants, infringes seven patents owned by Osteoplastics. On June 15, 2020, the Company filed a motion to dismiss Osteoplastics’ complaint, and on October 21, 2020, the court denied the motion. On November 2, 2020, the Company filed its answer to the amended complaint, denying that it infringes the patents asserted by Osteoplastics. The Company’s answer also alleges the affirmative defense that Osteoplastics’ asserted patents are invalid. Discovery in the lawsuit is ongoing.
On April 24, 2020, the Company filed a lawsuit against Wright Medical Technology, Inc. and Tornier, Inc. (together, “Wright Medical”) in the United States District Court for the District of Delaware seeking damages for Wright Medical’s infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleged that Wright Medical’s multiple lines of patient-specific shoulder instruments, as well as the implant components used in conjunction with them, infringed four of the Company’s patents. The accused product lines included Wright Medical’s Tornier Blueprint™ 3D Planning + PSI shoulder replacement systems. On December 14, 2020, Wright Medical filed its answer to the amended complaint, denying that its patient-specific instrument and implant systems infringed the patents asserted by the Company. Wright Medical’s answer also alleged the affirmative defense that the Company’s asserted patents are invalid.
On June 30, 2021, the Company reached a settlement and license agreement (the "Settlement and License Agreement") with Stryker Corporation ("Stryker") and Wright Medical (collectively, the "Stryker Parties"), pursuant to which the parties agreed to terms for resolving the outstanding patent infringement lawsuit described in the preceding paragraph. Wright Medical was acquired by Stryker in November 2020, subsequent to the Company's commencement of the lawsuit. In consideration of the non-exclusive license to certain of the Company's patents, releases, covenants and other immunities granted by the Company to the Stryker Parties, the Stryker Parties are required to make a one-time payment to the Company of $15.0 million no later than October 15, 2021. In connection with the Settlement and License Agreement, the Company recognized revenue of $15.0 million during the quarter ended June 30, 2021.

On April 30, 2021, the Company filed a lawsuit against DePuy Synthes, Inc., DePuy Synthes Products, Inc., and DePuy Synthes Sales, Inc. (collectively, “DePuy”) in the United States District Court for the District of Delaware, seeking damages for DePuy’s infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that DePuy’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe seven of the Company's patents. The accused product lines include DePuy’s patient-specific instrument and implant systems for knee and shoulder replacement procedures.

On June 3, 2021, the Company filed a lawsuit against Exactech, Inc. (“Exactech”) in the United States District Court for the Middle District of Florida seeking damages for Exactech’s infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that Exactech’s line of patient-specific instruments for use with its ankle implant systems, as well as the ankle implant components used in conjunction with them, infringe five of the Company's patents.

On June 3, 2021, the Company filed a lawsuit against Bodycad Laboratories, Inc., Bodycad USA Corp. (together, “Bodycad”), and Exactech (collectively, “Defendants”), in the United States District Court for the Middle District of Florida seeking damages for Defendants’ infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that Defendants’ line of patient-specific surgical systems for unicondylar knee replacement surgery and Bodycad’s line of patient-specific surgical systems for knee osteotomy surgery infringe six of the Company's patents.

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

Note I—Debt and Notes Payable

    Long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
PPP "Term Loan"	—	4,720
Innovatus, Term Loan	20,000	20,000
Innovatus, Term Loan accrued payment-in-kind interest	1,034	775
Less unamortized debt issuance costs	(407)	(492)
Long-term debt, less debt issuance costs	$20,627	$25,003

    Principal payments, including the Term Loan Basic Interest Rate in-kind (described below), due as of June 30, 2021 consisted of the following (in thousands):

Principal Payment
2021 (remainder of the year)	—
2022	—
2023	8,986
2024	12,580
Total	$21,566

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

    As of June 30, 2021, the Company was not in breach of covenants under the 2019 Secured Loan Agreement.

Term Loan - Innovatus

    The term loan under the 2019 Secured Loan Agreement bears interest at a floating annual rate calculated at the greater of the variable rate of interest as most recently announced by East West Bank as prime or 5.50%, plus 3.75% ("Term Loan Basic Interest Rate"), bearing an effective interest rate of 9.25% at June 30, 2021. The Company is required to make interest only payments in arrears on the term loan for four years; provided that the Company has elected to pay 2.50% per annum as such Term Loan Basic Interest Rate in-kind by adding an amount equal to 2.50% per annum of the outstanding principal amount to the then outstanding principal balance on a monthly basis until the third anniversary of the 2019 Secured Loan Agreement. Commencing July 1, 2023, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of the term loan, together with accrued interest, in arrears, to the Lenders.  All unpaid principal, accrued and unpaid interest with respect to the term loan, and a final fee in the amount of 5.0% of the term loan commitment, is due and payable in full on the term loan maturity date on June 1, 2024.

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

    There were no amounts outstanding under the revolving credit facility at June 30, 2021.

PPP Loan- East West Bank

    On April 17, 2020, the Company entered into an approximately $4.7 million promissory note (the “PPP Note”) with East West Bank under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (the "SBA") to mitigate the negative financial and operational impacts of the COVID-19 pandemic. The interest rate on the PPP Note is a fixed rate of 1%per annum. The Company is required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022 (the “Maturity Date”). The Company was required to pay regular monthly payments in an amount equal to one month’s accrued interest commencing on August 2, 2021, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the deferral period will be payable on the Maturity Date. According to the terms of the PPP, all or a portion of the loan as well as any accrued interest may be fully forgiven if the funds are used for payroll costs (and at least 60% of the forgiven amount must have been used for payroll), interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, the Company used the proceeds of the loan primarily for payroll costs. The Company accounted for the PPP Note as a debt instrument in accordance with ASC 470-50-40-2, with the proceeds from the loan recognized as a long-term liability, less any debt issuance costs, within the consolidated balance sheet. Interest is accrued at the stated rate on a monthly basis by applying the interest method under ASC 835.

The Company submitted the loan forgiveness application to the lender on December 11, 2020. On June 30, 2021, the Company received notification through its lender that the SBA had rendered a final decision regarding its review of the PPP loan forgiveness application, fully approving the loan forgiveness application as of June 28, 2021. The Company accounted for the forgiveness of the PPP Note in accordance with ASC 405-20-40-1 and ASC 470-50-40-2, where the liability was derecognized from the balance sheet upon formal forgiveness of the loan. The resulting gain on forgiveness was measured based on the net carrying value of the PPP Note, which includes accrued interest and deferred financing costs. The Company recorded a gain on forgiveness of PPP loan of $4.8 million within Other income and expenses on the consolidated statement of operations for the three months ended June 30, 2021.

Note J—Stockholders’ Equity

Common stock

    Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

On March 30, 2021, the Company's board of directors adopted a resolution approving a Certificate of Amendment to the Company's Restated Certificate of Incorporation to increase the Company's number of authorized shares of Common Stock from 200,000,000 to 300,000,000 (the “Certificate of Amendment”). The Company's stockholders approved the Certificate of Amendment at the 2021 Annual Meeting. On May 25, 2021, the Certificate of Amendment was filed with the Secretary of State for the State of Delaware, a copy of which was filed as Exhibit 3.1 to the Current Report on Form 8-K filed on May 27, 2021.

Preferred stock

    The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at June 30, 2021 and December 31, 2020.

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

On March 23, 2020, the Company filed a new shelf registration statement on Form S-3 (the "New Shelf Registration Statement"), which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, the Company is permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of the Company’s common stock to or through Cowen, acting as agent and/or principal, from time to time, in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on the NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and we also provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. The Company is not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of June 30, 2021, the Company had not sold any shares under the Sales Agreement.

Stock purchase agreement

On December 17, 2018, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lincoln Park Capital ("LPC"). Upon entering into the Stock Purchase Agreement, the Company sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, the Company issued 354,430 shares to LPC. The Company has the right at its sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. The Company controls the timing of any sales to LPC and LPC will be obligated to make purchases of the Company's common stock upon receipt of requests from the Company in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of the Company's shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of the Company's common stock pursuant to receipt of a request from the Company on any business day on which the last closing trade price of the Company's common stock on the NASDAQ Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share. No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of the Company's common stock. The Stock Purchase Agreement may be terminated by the Company at any time, at the Company's sole discretion, without any cost or penalty. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $17.6 million of its common stock pursuant to the Stock Purchase Agreement dated December 17, 2018. As of June 30, 2021, the Company had sold 4,521,968 shares under the Stock Purchase Agreement resulting in proceeds of $3.4 million.

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

    In connection with the September 23, 2020 registered direct offering, the Company issued 9,492,953 pre-funded common stock warrants with an exercise price of $0.0001 per share and an additional 18,005,041 common stock warrants with an exercise price of $0.8748 per share. All of the warrants are exercisable for one share of common stock and are exercisable immediately. As of June 30, 2021, approximately 6.0 million of the common stock warrants have been exercised. The pre-funded warrants are exercisable indefinitely, while the additional warrants are exercisable for 5 years from the date of issuance. As of June 30, 2021, all pre-funded warrants were exercised. Based on the Company’s assessment of the warrants granted relative to ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants are classified as equity instruments. The fair value of the common stock warrants of approximately $10.2 million at the date of issuance was estimated using the Black-Scholes model which used the following inputs: term of 5 years, risk free rate of 0.28%, 0% dividend yield, volatility of 90.15%, an exercise price of $0.875 and share price of $0.833 per share based on the trading price of the Company’s common stock.

    Warrants to purchase 12,020,926 shares of common stock were outstanding as of June 30, 2021 and warrants to purchase 18,025,967 shares were outstanding as of December 31, 2020. Outstanding common stock warrants are currently exercisable with varying exercise expiration dates from 2024 through 2025. At June 30, 2021 and December 31, 2020, the weighted average warrant exercise price per share for common stock and the weighted average contractual life was as follows:

	Number of Common Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2020	18,025,967	$0.89	4.73	18,025,967	$0.89
Granted	—	$—	—	—	$—
Exercised	(6,005,041)	—	—	(6,005,041)	—
Cancelled/expired	—	—	—	—	—
Outstanding June 30, 2021	12,020,926	$0.89	4.23	12,020,926	$0.89

Stock option plans

     The 2015 Stock Incentive Plan ("2015 Plan") provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of the Company's common stock, (b) 3% of the number of share of its common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Company's board of directors. Effective January 1, 2021, an additional 2,866,390 shares of the Company's common stock were added to the 2015 Plan under the terms of this provision, and at the 2021 Annual Meeting of Stockholders on May 24, 2021, the Company' Stockholders approved a First Amendment to the 2015 Plan to increase by 6,000,000, the maximum number of shares of common stock available for issuance under the 2015 Plan ("Plan Amendment"), the Plan, as amended by the Plan Amendment, was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 27, 2021. As of June 30, 2021, 6,194,475 shares of common stock were available for future issuance under the 2015 Plan.

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

    As of June 30, 2021, there were 2,347,637 shares of common stock available for future issuance under the 2019 Sales Team Plan.

    Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2020	1,767,579	$5.16	$—
Granted	—	—	—
Expired	(106,749)	5.23	—
Cancelled/Forfeited	—	—	—
Outstanding June 30, 2021	1,660,830	$5.16	$150
Total vested and exercisable	1,287,044	$6.39	$25

    The total fair value of stock options that vested during the three and six months ended June 30, 2021 was $0.1 million and $0.2 million respectively. The weighted average remaining contractual term for the total stock options outstanding was 5.32 years as of June 30, 2021. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.26 years as of June 30, 2021.

    Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2020	6,275,789	$1.18
Granted	3,753,349	0.89
Vested	(2,118,298)	1.03
Forfeited	(275,152)	1.05
Unvested June 30, 2021	7,635,688	$1.08

    The total fair value of restricted common stock awards that vested during the three and six months ended June 30, 2021 was $1.9 million and $2.2 million respectively.

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

    The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	—%	—%	—%	1.54%
Expected term (in years)	0	0	0	6.25
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	—%	—%	55.92%

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
    Stock-based compensation expense was $0.8 million for each of the three months ended June 30, 2021 and 2020 and $1.8 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively. Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

    The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$25	$2	$23	$14
Sales and marketing	131	116	335	228
Research and development	149	180	309	314
General and administrative	527	546	1,084	1,055
	$832	$844	$1,751	$1,611

    As of June 30, 2021, the Company had $0.1 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 1.44 years. As of June 30, 2021, the Company had $4.4 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 2.31 years.

Note K—Segment and Geographic Data

    The Company operates as one reportable segment as described in Note B to the Consolidated Financial Statements. The countries in which the Company has local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), Germany and the rest of world, which consists of Europe predominately (including the United Kingdom) and other foreign countries. Sales are attributable to a geographic area based upon the customer’s country of domicile and distributors managed by that respective country. Net property, plant and equipment are based upon physical location of the assets.

    Geographic information consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenue
United States	$13,424	$8,331	$25,029	$22,159
Germany	1,246	1,346	3,016	3,316
Rest of world	529	66	865	558
	$15,199	$9,743	$28,910	$26,033

	June 30, 2021	December 31, 2020
Property and equipment, net
United States	$10,964	$12,195
Germany	40	45
Rest of World	104	—
	$11,108	$12,240

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

We offer a broad line of personalized knee implants and instruments designed to restore the natural shape of a patient’s knee. As of December 31, 2020, we had sold a total of more than 125,000 knee implants worldwide, including more than 100,000 total knee implants and 25,000 partial knee implants. In multiple clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant, demonstrated superior clinical outcomes, including better function, including kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or “off-the-shelf,” implants that it was tested against. In 2016, we initiated the broad commercial launch of the iTotal PS, our posterior-stabilized total knee replacement implant which addresses the largest segment of the knee replacement market. In the second half of 2021, we plan to launch Identity Imprint™ a new standard knee offering, which is being designed to provide a lower-cost alternative to hospitals, outpatient surgery centers, and ambulatory surgical centers, while still taking full advantage of years of patient data collected through Conformis’ unique business model. While we continue to make progress on our cementless or Press Fit option for our knee implants, we are currently re-evaluating if we apply the technology first to Identity Imprint given the increasing interest in the platform from our ASC channel customers. By changing the sequence, the limited commercial launch of our Press Fit option may be delayed.

In July 2018, our first Conformis Hip Systems were implanted during a limited commercial launch. On November 11, 2019, we entered full commercial launch of the Conformis Hip System. We are planning for a limited commercial launch of a second stem within our hip portfolio in the first half of 2022. In September 2020, we announced the new Cordera™ Hip System, and in December 2020, we commenced the U.S. commercial launch of the new Cordera™ Match Hip System, one of multiple planned product extensions featuring the Cordera™ Hip System.

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

We believe our iFit technology platform enables a scalable business model that greatly lowers our inventory requirements, reduces the amount of working capital required to support our operations and allows us to launch new products and product improvements more rapidly, as compared to manufacturers of traditional off-the-shelf implants.

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

However, within the U.S. and Germany, which are our major sales markets, estimated case counts increased in the fourth quarter of 2020 and peaked in January 2021. While worldwide case counts have declined since January, we saw a decline in elective procedures during the first quarter of 2021. In Germany, case counts declined after January 2021 but then increased again in the second quarter. Germany case counts began to decline mid-way through the second quarter but the Company saw a decline in Germany elective procedures during the second quarter of 2021. In the U.S., elective procedures improved sequentially in second quarter of 2021 over first quarter of 2021 consistent with the market. Further, although elective surgery sites generally remain open and operational, we believe that the delay or cancellation of healthcare services by many patients due to concerns related to the COVID-19 pandemic (including developments related to variant strains), together with the increased hospital burden, continue to negatively impact surgical demand and capacity, temporarily delaying many procedures. We expect that these negative effects will continue in the near-term until infection rates decline further from their current level, and more of the population is vaccinated. However, the future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

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

Royalty and licensing revenue for the three months ended June 30, 2021 includes revenue of $15.0 million generated from our settlement with Stryker Corporation (“Stryker”), Wright Medical Technology, Inc. (“Wright Medical”), and Tornier, Inc. (“Tornier” and, collectively with Stryker and Wright Medical, the "Stryker Parties"), $25.0 million recognized under the Development and License Agreements with Stryker, and $1.0 million generated from our license agreement (the "License Agreement") with Paragon 28. Royalty and licensing revenue for the three months ended June 30, 2020 includes revenue of $9.6 million generated from our settlement and license agreement (the "Zimmer Settlement and License Agreement") with Zimmer Biomet. Ongoing royalty revenue is generated from our license agreement (the "MicroPort License Agreement") with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. The MicroPort License Agreement will expire upon the expiration of the last to expire of our patents and patent applications licensed to MicroPort, which currently is expected to occur in 2031.

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

Cost of revenue

We produce our computer aided designs, or CAD, in-house and in India and use them to direct most of our product manufacturing efforts. We manufacture all of our patient-specific instruments, or iJigs, tibial trays used in our total knee implants, and polyethylene tibia tray inserts for our iTotal CR and our iTotal PS product, in our facility in Wilmington, Massachusetts. We polish our femoral implants used in our total and partial knee products in our facility in Wallingford, Connecticut. Starting in 2019, we began to manufacture the lateral partial tibial tray components in our facility in Wilmington, Massachusetts. We outsource the production of the remainder of the partial knee tibial components, femoral castings, and other knee and hip components to third-party suppliers. Our suppliers make our personalized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, outsourced CAD labor, manufacturing supplies, inbound freight, manufacturing overhead, and depreciation expense. Also included in cost of revenue for the three months ended June 30, 2020, are legal fees payable to external counsel in connection with our patent licensing and enforcement activities related to the Zimmer Settlement and License Agreement with Zimmer Biomet.

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

Total other income (expenses), net

Total other income (expenses), net consists primarily of interest expense and amortization of debt discount associated with our term loans outstanding during the year, gain on forgiveness of PPP loan, income related to the development agreement with Stryker, and gains (losses) from foreign currency transactions. The effect of exchange rates on our foreign currency-denominated asset and liability balances are recorded as foreign currency translation adjustments in the consolidated statements of comprehensive income (loss).

Income tax provision

Income tax provision consists primarily of a provision for income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including net operating loss carryforwards and research and development credits and other tax credits.

Consolidated results of operations

Comparison of the three months ended June 30, 2021 and 2020

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2021		2020		2021 vs 2020
Three Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$15,199	27%	$9,743	50%	$5,456	56%
Royalty and licensing	41,149	73	9,725	50	31,424	323
Total revenue	56,348	100	19,468	100	36,880	189
Cost of revenue	8,810	16	8,450	43	360	4
Gross profit	47,538	84	11,018	57	36,520	331

Operating expenses:
Sales and marketing	$6,304	11%	$4,102	21%	$2,202	54%
Research and development	3,650	6	2,738	14	912	33
General and administrative	6,689	12	6,474	33	215	3
Total operating expenses	16,643	30	13,314	68	3,329	25
Income (loss) from operations	30,895	55	(2,296)	(12)	33,191	1,446
Total other income (expenses), net	7,139	13	133	1	7,006	5,268
Income (loss) before income taxes	38,034	67	(2,163)	(11)	40,197	1,858
Income tax provision	(8)	—	(28)	—	20	71
Net income (loss)	$38,042	68%	$(2,135)	(11)%	$40,177	1,882%

Product revenue.    Product revenue was $15.2 million for the three months ended June 30, 2021 compared to $9.7 million for the three months ended June 30, 2020, an increase of $5.5 million or 56%. We believe the increase is primarily due to an increase in elective surgeries, which were lower in the prior period as a result of the COVID-19 pandemic.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2021		2020		2021 vs 2020
Three Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$13,424	88%	$8,331	86%	$5,093	61%
Germany	1,246	8	1,346	14	(100)	(7)
Rest of world	529	4	66	—	463	702
Product revenue	$15,199	100%	$9,743	100%	$5,456	56%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 88% for the three months ended June 30, 2021 and 86% for the three months ended June 30, 2020.

The United States product revenue increased $5.1 million to $13.4 million or 61% year over year. We believe the increase in revenue inside the United States was primarily due an increase in elective surgeries, which were lower in the prior period as a result of the COVID-19 pandemic. Germany product revenue decreased $0.1 million to

$1.2 million, or 7% year over year on a reported basis and 15% on a constant currency basis. We believe the decline was primarily due to the recent increase in COVID-19 cases in Germany which has negatively impacted elective procedures. Rest of World product revenue increased $0.5 million to $0.5 million, or 702% year-over-year on a reported basis and 605% on a constant currency basis, we believe primarily due to an increase in elective surgeries in the UK which were lower in the prior period as a result of the COVID-19 pandemic.

Royalty and licensing revenue. Royalty and licensing revenue was $41.1 million for the three months ended June 30, 2021 compared to $9.7 million for the three months ended June 30, 2020. The increase in royalty and licensing revenue was driven by $25.0 million in revenue recognized in connection with 510(k) clearance from the FDA for the achievement of the third of three milestones under the License Agreement with Stryker, $15.0 million in revenue recognized under the Settlement and License Agreement with the Stryker Parties, and $1.0 million in revenue recognized under the License Agreement with Paragon 28. Royalty and licensing revenue for the three months ended June 30, 2020 includes $9.6 million in revenue recognized under the Zimmer Settlement and Licensing Agreement with Zimmer Biomet.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $8.8 million for the three months ended June 30, 2021 compared to $8.5 million for the three months ended June 30, 2020, an increase of $0.4 million, or 4%. Gross profit was $47.5 million for the three months ended June 30, 2021 compared to $11.0 million for the three months ended June 30, 2020, an increase of $36.5 million or 331%. Gross margin increased 2,780 basis points to 84% for the three months ended June 30, 2021 from 57% for the three months ended June 30, 2020. The increase in gross margin was driven primarily by the Stryker licensing revenue under the Development and License Agreements and the Stryker Parties licensing revenue under the Settlement and License Agreement.

Sales and marketing.    Sales and marketing expense was $6.3 million for the three months ended June 30, 2021 compared to $4.1 million for the three months ended June 30, 2020, a increase of $2.2 million or 54%. The increase was due primarily to higher commission and revenue related compensation expenses of $1.8 million, personnel related costs of $0.1 million, travel and entertainment of $0.1 million, marketing programs of $0.1 million, and $0.1 million in other costs. Sales and marketing expense decrease as a percentage of total revenue to 11% for the three months ended June 30, 2021 compared to 21% for the three months ended June 30, 2020.

Research and development.    Research and development expense was $3.7 million for the three months ended June 30, 2021 compared to $2.7 million for the three months ended June 30, 2020, an increase of $0.9 million, or 33%. The increase was due primarily to an increase in professional services of $0.2 million, revenue share expense of $0.3 million, project related costs of $0.3 million, and $0.2 million of cost allocated to the advance on research and development. Research and development expense decreased as a percentage of total revenue to 6% for the three months ended June 30, 2021 compared to 14% for the three months ended June 30, 2020.

General and administrative.    General and administrative expense was $6.7 million for the three months ended June 30, 2021 compared to $6.5 million for the three months ended June 30, 2020, an increase of $0.2 million, or 3%. The increase was primarily due to higher legal fees of $0.2 million and freight costs of $0.2 million, which was partially offset by $0.2 million in other costs. General and administrative expense decreased as a percentage of total revenue to 12% for the three months ended June 30, 2021 from 33% for the three months ended June 30, 2020.

Total other income (expenses), net.    Other income (expenses), net was $7.1 million of other income for the three months ended June 30, 2021 compared to $0.1 million of other income for the three months ended June 30, 2020, a change of $7.0 million, or 5268%. The change was primarily due to the recognition of a gain on forgiveness of PPP loan of $4.8 million, and the recognition of $2.5 million for the unused portion of the advance on research and development under the Development Agreement with Stryker.

Income taxes.    Income tax provision was $(8,000) and $(28,000) for the three months ended June 30, 2021 and 2020, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the six months ended June 30, 2021 and 2020

    The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2021		2020		2021 vs 2020
Six Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$28,910	41%	$26,033	72%	$2,877	11%
Royalty and licensing	41,273	59	9,910	28	31,363	316%
Total revenue	70,183	100	35,943	100	34,240	95%
Cost of revenue	16,472	23	17,711	49	(1,239)	(7)%
Gross profit	53,711	77	18,232	51	35,479	195%

Operating expenses:
Sales and marketing	$11,417	16%	$10,665	30%	$752	7%
Research and development	7,190	10	5,728	16	1,462	26%
General and administrative	13,355	19	12,210	34	1,145	9%
Total operating expenses	31,962	46	28,603	80	3,359	12%
Income (loss) from operations	21,749	31	(10,371)	(29)	32,120	310
Total other income (expenses), net	4,802	7	(1,120)	(3)	5,922	529%
Income (loss) before income taxes	26,551	38	(11,491)	(32)	38,042	331
Income tax provision	15	—	(3)	—	18	600
Net income (loss)	$26,536	38%	$(11,488)	(32)%	$38,024	331%

Product revenue.    Product revenue was $28.9 million for the six months ended June 30, 2021, compared to $26.0 million for the six months ended June 30, 2020, an increase of $2.9 million or 11%. We believe the increase is primarily due to an increase in elective surgeries, which were lower in the prior period as a result of the COVID-19 pandemic.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2021		2020		2021 vs 2020
Six Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$25,029	87%	$22,159	85%	$2,870	13%
Germany	3,016	10	3,316	13	(300)	(9)
Rest of world	865	3	558	2	307	55
Product revenue	$28,910	100%	$26,033	100%	$2,877	11%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 87% for the six months ended June 30, 2021 compared to 85% for the six months ended June 30, 2020

The United States product revenue increased $2.9 million to $25.0 million or 13% year over year. We believe the increase in revenue inside the United States was primarily due an increase in elective surgeries, which were lower in the prior period as a result of the COVID-19 pandemic. Germany product revenue decreased $0.3 million to $3.0 million, or 9% year over year on a reported basis and 17% on a constant currency basis. We believe the decline was primarily due to the recent increase in COVID-19 cases in Germany which has negatively impacted elective procedures. Rest of World product revenue increased $0.3 million to $0.9 million, or 55% year-over-year on a reported basis and 40% on a constant currency basis, we believe primarily due to an increase in elective surgeries in the UK which were lower in the prior period as a result of the COVID-19 pandemic.

    Royalty and licensing revenue. Royalty and licensing revenue was $41.3 million for the six months ended June 30, 2021 and $9.9 million or the six months ended June 30, 2020, an increase of $31.4 million, or 316%. The increase in royalty and licensing revenue was driven by $25.0 million in revenue recognized in connection with receiving 510(k) clearance from the FDA, which was for the third of three milestones under the License Agreement with Stryker, $15.0 million in revenue recognized under the Settlement and License Agreement with the Stryker Parties, and $1.0 million in revenue recognized under the License Agreement with Paragon 28. Royalty and licensing revenue for the six months ended June 30, 2020 includes $9.6 million in revenue recognized under the Zimmer Settlement and Licensing Agreement with Zimmer Biomet.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $16.5 million for the six months ended June 30, 2021 compared to $17.7 million for the six months ended June 30, 2020, a decrease of $1.2 million, or 7%. Gross profit was $53.7 million for the six months ended June 30, 2021 compared to $18.2 million for the six months ended June 30, 2020, an increase of $35.5 million or 195%. Gross margin increased 2,600 basis points to 77% for the six months ended June 30, 2021 from 51% for the six months ended June 30, 2020. The increase in gross margin was driven primarily by the Stryker licensing revenue under the Development and License Agreements and the Stryker Parties licensing revenue under the Settlement and License Agreement.

    Sales and marketing.    Sales and marketing expense was $11.4 million for the six months ended June 30, 2021 compared to $10.7 million for the six months ended June 30, 2020, an increase of $0.8 million, or 7%. The increase was due primarily to higher commission and revenue related compensation expenses of $1.5 million, partially offset by a decrease in personnel related costs of $0.2 million and marketing programs of $0.6 million. Sales and marketing expense decreased as a percentage of total revenue to 16% for the six months ended June 30, 2021 compared to 30% for the six months ended June 30, 2020.

    Research and development.    Research and development expense was $7.2 million for the six months ended June 30, 2021 compared to $5.7 million for the six months ended June 30, 2020, an increase of $1.5 million, or 26%. The increase was due primarily to an increase in professional services of $0.2 million, an increase in revenue share expense of $0.3 million, an increase in project related costs of $0.6 million, and an increase in personnel related costs of $0.6 million, partially offset by a decrease in other research and development related expenses of $0.2 million. Research and development expense decreased as a percentage of total revenue to 10% for the six months ended June 30, 2021 from 16% for the six months ended June 30, 2020.

    General and administrative.    General and administrative expense was $13.4 million for the six months ended June 30, 2021 compared to $12.2 million for the six months ended June 30, 2020, an increase of $1.1 million, or 9%. The increase was primarily due to an increase in legal fees of $0.9 million, an increase in personnel related costs of $0.3 million, an increase in freight costs of $0.3 million, partially offset by a decrease in professional services of $0.4 million. General and administrative expense decreased as a percentage of total revenue to 19% for the six months ended June 30, 2021 from 34% for the six months ended June 30, 2020.

     Total other income (expenses), net.    Other income (expenses), net was $4.8 million of other income for the six months ended June 30, 2021 compared to $1.1 million of other expenses for the six months ended June 30, 2020, a change of $5.9 million, or 529%. The change was primarily due to the recognition of a gain on forgiveness of PPP loan of $4.8 million, and the recognition of $2.5 million for the unused portion of the advance on research and development under the Development Agreement with Stryker. This was partially offset by an increase of $1.3 million in foreign currency exchange transaction loss.

    Income taxes.    Income tax provision was approximately $15,000 for the six months ended June 30, 2021 and $(3,000) for the six months ended June 30, 2020. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the six months ended June 30, 2021, we have financed our operations primarily through private placements of preferred stock, our initial public offering in 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. As of June 30, 2021, we had an accumulated deficit of $501.9 million.

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "2017 Shelf Registration Statement"). The 2017 Shelf Registration Statement allowed us to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we could issue and sell up to $50 million of our common stock and entered into an Equity Distribution Agreement with Canaccord Genuity LLC (formerly
Canaccord Genuity Inc.) or Canaccord, pursuant to which Canaccord agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market,” or ATM, offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended, or the Securities Act. We are not obligated to sell any number of shares under the Distribution Agreement. On August 4, 2020, we and Canaccord mutually agreed to terminate the Distribution Agreement, and as of that date, we had sold 2,663,000 shares under the Distribution Agreement resulting in net proceeds of $4.4 million.

On March 23, 2020, we filed a new shelf registration statement on Form S-3 or the New Shelf Registration Statement, which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, we will be permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The New Shelf Registration Statement is intended to provide us flexibility to conduct sales of its registered securities, subject to market conditions and our future capital needs. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into an at-the-market issuance sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of the our common stock to or through Cowen, acting as agent and/or principal, from time to time in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and also has provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. We are not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of June 30, 2021, we had not sold any shares under the Sales Agreement.

On December 17, 2018, we entered into a stock purchase agreement, or the "Stock Purchase Agreement," with Lincoln Park Capital, or "LPC." Upon entering into the Stock Purchase Agreement, we sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, we issued 354,430 shares to LPC.  We have the right at our sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. We will control the timing of any sales to LPC and LPC will be obligated to make purchases of our common stock upon receipt of requests from us in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase the up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of our shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of our common stock pursuant to receipt of a request from us on any business day on which the last closing trade price of our common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share.  No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of our common stock.  The Stock Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $17.6 million of its common stock pursuant to the Stock Purchase Agreement dated December 17, 2018. As of June 30, 2021, we have sold 4,521,968 shares under the Stock Purchase Agreement resulting in proceeds of $3.4 million.

On September 23, 2020, we and a healthcare-focused institutional investor entered into a subscription agreement the "Subscription Agreement," pursuant to which we sold (i) 8,512,088 shares of its common stock and accompanying warrants to purchase up to 8,512,088 shares of common stock and (ii) pre-funded warrants to purchase up to 9,492,953 shares of common stock and accompanying warrants to purchase up to 9,492,953 shares of common stock in a registered direct offering for gross proceeds of approximately $17.3 million. The common stock (or one pre-funded warrants in lieu thereof) and accompanying warrants were sold as units, each consisting of one share (or one pre-funded warrant to purchase one share of common stock in lieu thereof) and one warrant to purchase one share of common stock, at an offering price of $0.9581 per unit. The net proceeds to us from the offering, after deducting the placement agent's fees and other estimated offering expenses payable by us, was approximately $15.9 million.

The pre-funded warrants became exercisable immediately upon issuance, have an exercise price of $0.0001 per share and were exercisable until all of the pre-funded warrants were exercised in full. As of March 31, 2021, all pre-funded warrants were exercised. All pre-funded warrants have been fully exercised. The warrants became exercisable immediately upon issuance, have an exercise price of $0.8748 per share, and will expire five years from the date of issuance. As of June 30, 2021, approximately 6.0 million of these warrants have been exercised. The pre-funded warrants and the warrants each prohibit the holder from exercising any portion thereof to the extent that the holder would own more than 9.99% of the number of shares of common stock outstanding immediately after exercise. The number of shares issuable upon exercise of the warrants and pre-funded warrants and the exercise price of the warrants and pre-funded warrants is adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

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

On March 1, 2021, we entered into a fifth amendment to the 2019 Secured Loan Agreement, which, among other things, waives the trailing six-month revenue covenant milestones that apply to the quarters ending March 31, June 30, September 30 and December 31, 2021 and reduces the revenue covenant milestones that apply in 2022. The revenue covenant milestones remain unchanged for 2023 and 2024. The amendment also increases our minimum cash covenant to $5 million until December 31, 2021. As of June 30, 2021, we were not in breach of covenants under the 2019 Secured Loan Agreement. For further information regarding the 2019 Secured Loan Agreement and the fifth amendment, see "Note I—Debt and Notes Payable " in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

On September 30, 2019, we entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics, or Stryker. In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the agreements, we agreed to sell and license to Stryker certain assets relating to our patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. We received $14 million upfront and became eligible to receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. As of June 30, 2021, we had successfully completed the third of three milestones with Stryker and received $11.0 million, for a total aggregate received of $16.0 million for achievement of these milestones. Under the long-term Distribution Agreement, we will supply patient-specific instrumentation to Stryker.

The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 in the United States. On April 17, 2020, we entered into an approximately $4.7 million promissory note, or the PPP Note, with East West Bank as the lender under the PPP offered by the SBA, to mitigate the negative financial and operational impacts of the COVID-19 pandemic. The interest rate on the PPP Note is a fixed rate of 1% per annum. We are required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022, or the Maturity Date. We were required to pay regular monthly payments in an amount equal to one month’s accrued interest commencing on August 2, 2021, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the deferral period were to be payable on the Maturity Date. According to the terms of the PPP, all or a portion of the loan as well as any accrued interest may be fully forgiven if the funds are used for payroll costs (and at least 60% of the forgiven amount must have been used for payroll), interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, we used the proceeds of the loan primarily for payroll costs. We submitted the loan forgiveness application to the lender on December 11, 2020. We resubmitted the application on February 23, 2021 with additional supporting documentation as requested by the lender. On March 4, 2021, our lender submitted our application to the SBA for their review and on June 30, 2021, we received notification through our lender that the SBA had rendered a final decision regarding its review of the PPP loan forgiveness application, fully approving the loan forgiveness application as of June 28, 2021.

On May 22, 2020, we entered into a Zimmer Settlement and License Agreement with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC, or collectively, Zimmer Biomet, pursuant to which the parties agreed to terms for resolving then-existing patent disputes. Under the Settlement and License Agreement, we and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties; we granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of our patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants; and Zimmer Biomet granted us a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for our implants and patient-specific instruments for the knee. Under the agreement, Zimmer Biomet was required to pay us a total of $9.6 million in installments through January 15, 2021, and all such payments were made and received by such date. No payment was due from us to Zimmer Biomet.
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
On April 8, 2021, we entered into a License Agreement with Paragon 28, granting Paragon 28 a non-exclusive license under a subset of our U.S. patents for the use of patient-specific instruments with off-the-shelf implants. In connection with this License Agreement, we recognized revenue of $1.0 million during the quarter ended June 30, 2021.
On June 30, 2021 we entered into a Settlement and License Agreement with the Stryker Parties, pursuant to which the parties have agreed to terms for resolving all of their existing patent disputes. Under the Settlement and License Agreement, we granted to the Stryker Parties a royalty-free, non-exclusive, worldwide license to certain of our patents for the Stryker Parties' patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants. Under the agreement, the Stryker Parties are required to pay us a one-time payment of $15.0 million no later than October 15, 2021.
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

We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, available sales of shares under the Sales Agreement and the Stock Purchase Agreement, and revenues that we may generate in connection with licensing our intellectual property. Additionally, in order for us to meet our long-term operating plan, revenue growth, gross margin improvements and leveraging operating expenses will be necessary to reduce cash used in operations. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

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

At June 30, 2021, we had cash and cash equivalents of $108.3 million and $0.6 million in restricted cash allocated to lease deposits. Based on our current operating plan, we expect to fund our operations, capital expenditure requirements and debt service with existing cash and cash equivalents as of June 30, 2021, anticipated revenue from operations, revenue that may be generated in connection with licensing intellectual property, available sales of shares under the Sales Agreement and the Stock Purchase Agreement and funds from potential exercises of our common stock warrants. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenues, and the fact that we could use our capital resources sooner than we expect.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(4,091)	$(12,337)	$8,246	67%
Investing activities	(961)	(2,588)	1,627	63
Financing activities	84,876	6,734	78,142	1,160
Effect of exchange rate on cash	(77)	(35)	(42)	(120)
Total	$79,747	$(8,226)	$87,973	1,069%

Net cash used in operating activities.    Net cash used in operating activities was $4.1 million for the six months ended June 30, 2021 compared to $12.3 million used in operating activities for the six months ended June 30, 2020, a decrease in use of $8.2 million. The $8.2 million decrease in net cash used in operating activities was primarily affected by an increase in net income of $38.0 million, an increase in inventory of $0.3 million, an increase in accounts payable, accrued expenses and other liabilities of $3.4 million, partially offset by a decrease in accounts receivable of $3.2 million, a decrease in prepaid and other assets of $0.6 million, a decrease in royalty and licensing receivable of $8.4 million and a decrease in contract liability and advance on research and development under the Agreements with Stryker of $17.5 million. Non-cash reconciling items include an increase in unrealized foreign exchange gain/loss of $1.2 million and a decrease on gain on forgiveness of PPP loan of $4.8 million.

Net cash used in investing activities.    Net cash used in investing activities was $1.0 million for the six months ended June 30, 2021, and for the six months ended June 30, 2020 net cash used in investing activities was $2.6 million, a decrease of $1.6 million. The decrease is due to a decrease in costs related to the acquisition of property, plant, and equipment.

Net cash provided by financing activities.    Net cash provided by financing activities was $84.9 million for the six months ended June 30, 2021, and for the six months ended June 30, 2020 was $6.7 million, an increase of $78.1 million. The increase is due to $79.6 million of net proceeds from the issuance of common stock under the New Shelf Registration Statement and $5.3 million of proceeds from the exercise of common stock warrants, compared to the net proceeds of $2.0 million from issuance of common stock and $4.7 million of proceeds from the issuance of the PPP loan during the same period last year.

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

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 1.5% to 5.6%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board revenue share agreements of $0.5 million during the three months ended June 30, 2021, representing 3.2% of product revenue, and $0.2 million during the three months ended June 30, 2020, representing 2.4% of product revenue. Revenue share expense is included in research and development. For further information, see “Note H—Commitments and Contingencies” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Segment information

We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where we sell our products.

On August 29, 2019, we filed a lawsuit against Medacta USA, Inc. in the United States District Court for the District of Delaware. We amended our complaint on December 23, 2019, and again on October 14, 2020, adding Medacta International (Medacta USA, Inc.’s parent company) as a defendant (Medacta USA, Inc. and Medacta International SA are referred to, together, as “Medacta”). We are seeking damages for Medacta’s infringement of certain of our patents related to patient-specific instrument and implant systems, alleging that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer to our original complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by us. Medacta’s answer also alleges the affirmative defense that our asserted patents are invalid. On January 21, 2021, Medacta International SA filed a partial motion to dismiss; on February 16, 2021, we filed our opposition to the motion; and on March 2, 2021, Medacta International SA filed its reply. On March 4, 2021, the court issued its opinion on claim construction, ruling in our favor on the construction of all of the disputed terms. Discovery in the lawsuit is ongoing.

On March 20, 2020, Osteoplastics LLC ("Osteoplastics") filed a lawsuit against us in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020. Osteoplastics alleges that our proprietary software, including our iFit software platform, and our use of our proprietary software for designing and manufacturing medical devices, including implants, infringes seven patents owned by Osteoplastics. On June 15, 2020, we filed a motion to dismiss Osteoplastics’ complaint, and on October 21, 2020, the court denied the motion. On November 2, 2020, we filed our answer to the amended complaint, denying that we infringe the patents asserted by Osteoplastics. Our answer also alleges the affirmative defense that Osteoplastics’ asserted patents are invalid. Discovery in the lawsuit is ongoing.

On April 24, 2020, we filed a lawsuit against Wright Medical Technology, Inc. and Tornier, Inc. (together, “Wright Medical"), in the United States District Court for the District of Delaware, seeking damages for Wright Medical’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleged that Wright Medical’s multiple lines of patient-specific shoulder instruments, as well as the implant components used in conjunction with them, infringed four of our patents. The accused product lines included Wright Medical’s Tornier Blueprint™ 3D Planning + PSI shoulder replacement systems. On December 14, 2020, Wright Medical filed its answer to the amended complaint, denying that its patient-specific instrument and implant systems infringed the patents asserted by us. Wright Medical’s answer also alleged the affirmative defense that the our asserted patents are invalid.

On June 30, 2021, we reached a settlement and license agreement (the “Settlement and License Agreement”) with Stryker Corporation (“Stryker”) and Wright Medical (together, the “Stryker Parties”), pursuant to which the parties have agreed to terms for resolving the outstanding patent infringement lawsuit against Wright Medical. Wright Medical was acquired by Stryker in November 2020. Under the terms of the Settlement and License Agreement, the Stryker Parties will make a one-time payment of $15 million to Conformis no later than October 15, 2021, and be granted a non-exclusive license with respect to certain Conformis patents.

On April 30, 2021, we filed a lawsuit against DePuy Synthes, Inc., DePuy Synthes Products, Inc., and DePuy Synthes Sales, Inc. (together, “DePuy”) in the United States District Court for the District of Delaware seeking damages for DePuy’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that DePuy’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe seven of our patents. The accused product lines include DePuy’s patient-specific instrument and implant systems for knee and shoulder replacement procedures.

On June 3, 2021, we filed a lawsuit against Exactech, Inc. (“Exactech”) in the United States District Court for the Middle District of Florida seeking damages for Exactech’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that Exactech’s line of patient-specific instruments for use with its ankle implant systems, as well as the ankle implant components used in conjunction with them, infringe five of our patents.

On June 3, 2021, we filed a lawsuit against Bodycad Laboratories, Inc., Bodycad USA Corp. (together, “Bodycad”), and Exactech (collectively, “Defendants”), in the United States District Court for the Middle District of Florida seeking damages for Defendants’ infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that Defendants’ line of patient-specific surgical systems for unicondylar knee replacement surgery and Bodycad’s line of patient-specific surgical systems for knee osteotomy surgery infringe six of our patents.

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

ITEM 1A. RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. The following description of risk factors consists of updates to the risk factors previously disclosed in Part 1, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”). For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in our Form 10-K. Other than as set forth below, there have been no material changes to our risk factors as previously disclosed in our Form 10-K. Risk factors and other information included in our Form 10-Q should be carefully considered. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 31 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

However, within the U.S. and Germany, which are our major sales markets, estimated case counts increased in the fourth quarter of 2020 and peaked in January 2021. While worldwide case counts have declined since January, we saw a decline in elective procedures during the first quarter of 2021. In addition in Germany, case counts declined after January 2021 but then increased again in the second quarter. Germany case counts began to decline mid-way through the second quarter but the Company saw a decline in Germany elective procedures during the second quarter of 2021. In the U.S., elective procedures have improved sequentially in the second quarter of 2021 over first quarter of 2021 consistent with the market. Further, although elective surgery sites generally remain open and operational, we believe that the delay or cancellation of healthcare services by many patients due to concerns related to the COVID-19 pandemic (including developments related to variant strains), together with the increased hospital burden, may continue to negatively impacted surgical demand and capacity, potentially temporarily delaying procedures. We expect that these negative effects will continue in the near-term until infection rates decline further from their current level, and more of the population is vaccinated. The future progression of the pandemic remains uncertain, including with respect to new or potential varriants. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

On March 20, 2020, we provided notice to our employees of a furlough of approximately 80 employees effective as of March 23, 2020 to help address decreased demand for our products. The furlough resulted in reduced production capacity at our manufacturing facilities, but sufficient to meet demand. While we have not experienced and do not currently anticipate significant interruptions in our supply chain, extended or additional quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture the key components and materials necessary for our products. On April 23, 2020, we accelerated a plan to return to full-time employment the vast majority of those employees who were furloughed on March 23, 2020. This plan was completed at the end of April 2020. The pandemic could impact our ability to retain key employees and our relationships with our employees could be disrupted due to measures implemented in response to the pandemic. Any delay or shortage of materials or delays in delivering our products may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales, profitability and financial condition. On April 17, 2020, we entered into an approximately $4.7 million promissory note, or the PPP Note, with East West Bank under the Paycheck Protection Program, or the PPP offered by the U.S. Small Business Administration, or the SBA, to mitigate the negative financial and operational impacts of the pandemic. We submitted the loan forgiveness application to the lender on December 11, 2020. We resubmitted the application on February 23, 2021 with additional supporting documentation as requested by the lender. On March 4, 2021, our lender submitted our application to the SBA for their review and on June 30, 2021, Conformis received notification through East West Bank that the SBA has rendered a final decision regarding its review of the PPP loan forgiveness application, and that the SBA has fully approved the loan forgiveness application as of June 28, 2021. The forgiveness of the $4.7 million principal loan amount, plus accrued interest, was recognized during the second quarter of the fiscal year ending December 31, 2021.

If we fail to maintain compliance with the requirements for continued listing on the NASDAQ Capital Market, our common stock could be delisted from trading, which would adversely affect the ability to sell our stock in the public market, the liquidity of our common stock and our ability to raise additional capital.
Our common stock is currently listed on the NASDAQ Capital Market under the symbol “CFMS.” Until December 30, 2020, our common stock was listed on the NASDAQ Global Select Market which, along with the NASDAQ Capital Market, has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and the $1.00 minimum closing bid price requirement. On December 30, 2020, we transferred the listing of our common stock to the NASDAQ Capital Market because we did not meet Nasdaq’s $1.00 minimum closing bid price requirement. We subsequently regained compliance with this requirement on February 17, 2021. On May 7, 2021, we received a notification letter from the Nasdaq Listing Qualifications Staff notifying the Company that the closing bid price for its common stock had been below $1.00 for the previous 30 consecutive business days and that the Company therefore was not in compliance with the minimum bid price requirement for continued inclusion on the NASDAQ Capital Market under Nasdaq Listing Rule 5550(a)(2). While we subsequently regained compliance with this requirement on July 12, 2021, there can be no assurance that our bid price will not again fall below listing requirements for 30 consecutive trading days. In such event, we may seek to cure the deficiency by effecting a reverse stock split, if necessary. We continue to actively monitor our performance with respect to the listing standards and will consider available options to resolve any deficiency and maintain compliance with the Nasdaq rules. Any potential delisting of our common stock from the NASDAQ Capital Market would make it more difficult for stockholders to sell our stock in the public market and would likely result in decreased liquidity, limited availability of market quotations for shares of our common stock, limited availability of news and analyst coverage regarding our Company, a decreased ability to issue additional securities and increased volatility in the price of our common stock.

Switzerland Medical Devices Ordinance after the EU MDR Date of Application could adversely affect our financial results and our operations in Switzerland.
Switzerland is a European country, but it is not part of the European Union (EU). It is part of the European Free Trade Association (EFTA), together with the three countries that make up the European Economic Area (EEA). The EEA follows all EU product legislation automatically, EFTA is not bound to that requirement. Trade with Switzerland is established via multiple mutual recognition agreements. There is a Mutual Recognition Agreement (MRA) covering medical devices in order to enable these devices to move freely between the EU and Swiss markets however the current MRA does not cover the EU Medical Device Regulation (2017/745) which took effect on May 26, 2021. As a result, Switzerland is considered a third country for medical devices. All foreign manufacturers from May 2021, must adhere to the revised Swiss Medical Devices Ordinance and requirements for the import of medical devices, namely the designation of an importer and a Swiss representative to ensure that foreign manufacturers continue to place medical devices in Switzerland. During a transition period, medical device manufacturers may continue to rely on EU Notified Body certificates for compliance in Switzerland and CE-marking, no unique mark of approval for Switzerland has been announced at this time.

The passage of the revised Swiss Medical Devices Ordinance, could adversely affect our sales in Switzerland, as well as our existing and future customers and future employees in Switzerland. The revised Swiss Medical Devices Ordinance could lead to legal uncertainty and potentially divergent national laws and regulations as Switzerland determines which EU laws to replace or replicate.

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Amendment to Restated Certificate of Incorporation of Conformis, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on May 27, 2021)
10.1^	Conformis, Inc. 2015 Stock Incentive Plan, as Amended by Amendment No. 1 thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 27, 2021)
10.2^*	Form of Performance-Based Restricted Stock Unit Agreement under 2015 Stock Incentive Plan
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*
Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

^	Indicates management contract or plan.
*	Filed herewith.
#	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: 8/4/2021

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer

 Date: 8/4/2021

CONFORMIS, INC.

By:	/s/ Robert Howe
Robert Howe Chief Financial Officer (Principal Financial Officer)