Form 10-Q
period 2021-09-30
Conformis Inc
filed 2021-11-03
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, there were 186,096,188 shares of Common Stock, $0.00001 par value per share, outstanding.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$97,111	$28,673
Accounts receivable, net	8,943	8,515
Royalty and licensing receivable	15,634	1,256
Inventories, net	14,478	12,585
Prepaid expenses and other current assets	1,787	2,315
Total current assets	137,953	53,344
Property and equipment, net	10,914	12,240
Operating lease right-of-use assets	7,906	5,215
Other Assets
Restricted cash	562	462
Other long-term assets	211	239
Total assets	$157,546	$71,500

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,110	$4,918
Accrued expenses	8,309	7,213
Operating lease liabilities	1,809	1,620
Advance on research and development	—	3,168
Contract liability	—	14,000
Total current liabilities	15,228	30,919
Long-term debt, less debt issuance costs	20,799	25,003
Operating lease liabilities	6,817	4,206
Total liabilities	42,844	60,128
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value:
Authorized: 300,000,000 shares authorized at September 30, 2021 and December 31, 2020; 185,879,973 and 95,546,577 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	631,475	543,809
Accumulated deficit	(514,875)	(528,438)
Accumulated other comprehensive loss	(1,900)	(4,000)
Total stockholders’ equity	114,702	11,372
Total liabilities and stockholders’ equity	$157,546	$71,500
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Product	$14,130	$15,975	$43,040	$42,008
Royalty and licensing	123	146	41,396	10,056
Total revenue	14,253	16,121	84,436	52,064
Cost of revenue	8,231	8,437	24,703	26,148
Gross profit	6,022	7,684	59,733	25,916

Operating expenses
Sales and marketing	6,434	5,755	17,851	16,420
Research and development	3,548	2,866	10,738	8,594
General and administrative	7,407	6,134	20,762	18,344
Total operating expenses	17,389	14,755	49,351	43,358
(Loss) income from operations	(11,367)	(7,071)	10,382	(17,442)

Other income and expenses
Interest income	20	8	77	66
Interest expense	(601)	(611)	(1,802)	(1,769)
Other income	—	—	7,252	—
Foreign currency exchange transaction (loss) income	(996)	1,511	(2,302)	1,491
Total other (expenses) income	(1,577)	908	3,225	(212)
(Loss) income before income taxes	(12,944)	(6,163)	13,607	(17,654)
Income tax provision	29	20	44	17

Net (loss) income	$(12,973)	$(6,183)	$13,563	$(17,671)

Net (loss) income per share
Basic	$(0.07)	$(0.09)	$0.08	$(0.25)
Diluted	$(0.07)	$(0.09)	$0.08	$(0.25)
Weighted average common shares outstanding
Basic	178,452,296	71,224,786	162,646,412	69,799,495
Diluted	178,452,296	71,224,786	167,369,631	69,799,495

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(12,973)	$(6,183)	$13,563	$(17,671)
Other comprehensive income (loss)
Foreign currency translation adjustments	906	(1,450)	2,100	(1,501)
Comprehensive (loss) income	$(12,067)	$(7,633)	$15,663	$(19,172)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, June 30, 2021	186,053,533	$2	$630,435	$(501,902)	$(2,806)	$125,729
Issuance of common stock—restricted stock	(173,560)	—	—	—	—	—
Issuance of common stock at public offering, less issuance costs of $5.4 million	—	—	14	—	—	14
Compensation expense related to issued stock options and restricted stock awards	—	—	1,026	—	—	1,026
Net loss	—	—	—	(12,973)	—	(12,973)
Other comprehensive income	—	—	—	—	906	906
Balance, September 30, 2021	185,879,973	$2	$631,475	$(514,875)	$(1,900)	$114,702

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, December 31, 2020	95,546,577	$1	$543,809	$(528,438)	$(4,000)	$11,372
Issuance of common stock—restricted stock	3,375,974	—	—	—	—	—
Issuance of common stock at public offering, less issuance costs of $5.4 million	80,952,381	1	79,636	—	—	79,637
Issuance of common stock upon exercise of common stock warrants	6,005,041	—	5,253	—	—	5,253
Compensation expense related to issued stock options and restricted stock awards	—	—	2,777	—	—	2,777
Net income	—	—	—	13,563	—	13,563
Other comprehensive income	—	—	—	—	2,100	2,100
Balance, September 30, 2021	185,879,973	$2	$631,475	$(514,875)	$(1,900)	$114,702

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, June 30, 2020	76,103,605	$1	$524,991	$(515,633)	$(916)	$8,443
Issuance of common stock—restricted stock	104,489	—	—	—	—	—
Issuance of common stock—LPC offering	1,400,000	—	1,086	—	—	1,086
Issuance of common stock— ATM offering	52,888	—	41	—	—	41
Issuance of common stock and pre-funded warrants under registered direct offering, less issuance costs	8,512,088	—	15,896	—	—	15,896
Compensation expense related to issued stock options and restricted stock awards	—	—	972	—	—	972
Net loss	—	—	—	(6,183)	—	(6,183)
Other comprehensive loss	—	—	—	—	(1,450)	(1,450)
Balance, September 30, 2020	86,173,070	$1	$542,986	$(521,816)	$(2,366)	$18,805

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, December 31, 2019	70,427,400	$1	$521,356	$(504,145)	$(865)	$16,347
Issuance of common stock—restricted stock	3,840,651	—	2	—	—	2
Issuance of common stock—LPC offering	2,600,000	—	2,403	—	—	2,403
Issuance of common stock— ATM offering	792,931	—	746	—	—	746
Issuance of common stock and pre-funded warrants under registered direct offering, less issuance costs	8,512,088	—	15,896	—	—	15,896
Compensation expense related to issued stock options and restricted stock awards	—	—	2,583	—	—	2,583
Net loss	—	—	—	(17,671)	—	(17,671)
Other comprehensive loss	—	—	—	—	(1,501)	(1,501)
Balance, September 30, 2020	86,173,070	$1	$542,986	$(521,816)	$(2,366)	$18,805

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$13,563	$(17,671)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	3,158	3,292
Stock-based compensation expense	2,777	2,583
Unrealized foreign exchange loss	2,238	(1,513)
Non-cash lease expense	1,073	875
Provision for bad debts on trade receivables	55	72
Gain on forgiveness of PPP loan	(4,772)	—
Non-cash interest expense	547	531
Changes in operating assets and liabilities:
Accounts receivable	(483)	2,015
Royalty and licensing receivable	(14,378)	(3,586)
Inventories	(1,894)	(836)
Prepaid expenses and other assets	524	16
Accounts payable, accrued expenses and other liabilities	378	(3,358)
Contract liability	(14,000)	2,000
Advance on research and development	(3,168)	1,305
Net cash used in operating activities	(14,382)	(14,275)

Cash flows from investing activities:
Acquisition of property and equipment	(1,832)	(3,001)
Net cash used in investing activities	(1,832)	(3,001)

Cash flows from financing activities:
Proceeds from exercise of common stock warrant	5,253	—
Debt issuance costs	—	(10)
Proceeds from issuance of debt	—	4,720
Net proceeds from issuance of common stock	79,637	3,151
Issuance of common stock and pre-funded warrants under registered direct offering, net	—	15,896
Net cash provided by financing activities	84,890	23,757
Foreign exchange effect on cash and cash equivalents	(138)	13
Increase in cash, cash equivalents and restricted cash	68,538	6,494
Cash, cash equivalents and restricted cash beginning of period	29,135	26,856
Cash, cash equivalents and restricted cash end of period	$97,673	$33,350

Supplemental information:
Cash paid for interest	1,064	691
Non cash investing and financing activities:
Operating leases right-of-use assets obtained in exchange for lease obligations	3,763	—
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(unaudited)

Note A—Organization and Basis of Presentation

    Conformis, Inc. (together with its subsidiaries, collectively, the “Company”) is a medical technology company that uses its proprietary iFit Image-to-Implant technology platform to develop, manufacture and sell joint replacement implants that are individually sized and shaped, which the Company refers to as personalized, individualized, or sometimes as customized, to fit and conform to each patient’s unique anatomy. The Company also offers Identity Imprint, a new line of total knee replacement products that utilizes a proprietary algorithm to select the implant size that most closely meets the geometric and anatomic requirements of the patient’s knee. Conformis’ sterile, just-in-time, Surgery-in-a-Box delivery system is available with all of its implants and personalized, single-use instruments. The Company’s proprietary iFit technology platform is potentially applicable to all major joints.

    The Company was incorporated in Delaware and commenced operations in 2004. The Company introduced its iUni and iDuo in 2007, its iTotal CR in 2011, its iTotal PS in 2015, and its Conformis hip system in 2018. The Company has its corporate offices in Billerica, Massachusetts.

    These consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

    Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. At September 30, 2021, the Company had an accumulated deficit of $514.9 million and cash and cash equivalents of $97.1 million, and $0.6 million in restricted cash allocated to lease deposits.

The Company expects that its existing cash and cash equivalents as of September 30, 2021, funds from potential exercises of its common stock warrants, and anticipated revenue from operations, will enable the Company to fund its operations, capital expenditure requirements and debt service for at least the next 12 months from the date of filing. In order for the Company to meet its long-term operating plan, the Company expects that revenue growth, margin improvements and leveraging operating expenses will be necessary. It cannot be assured that the Company will be successful.

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

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March

2020, the World Health Organization declared this coronavirus outbreak ("COVID-19") to be a pandemic. The future progression of the pandemic, including the scope, severity and duration of the pandemic, potential resurgences, the speed and effectiveness of vaccine and treatment developments, and the direct and indirect economic effects of the pandemic and containment measures, and its effects on the Company's business and operations remain uncertain. The Company has experienced significantly decreased demand for its products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had, and is expected to continue to have a significant negative effect on the Company's revenue. Such negative effects were most pronounced during the second quarter of 2020, when a significant number of hospitals were either closed for elective procedures or otherwise operating at significantly reduced volumes. Generally, the Company saw an increase in procedure volumes from these levels during the summer of 2020, as many regions were able to reopen for elective procedures, with an existing patient backlog.

However, in the United States and Germany, which are the Company's major sales markets, estimated case counts increased in the fourth quarter of 2020 and peaked in January 2021. While worldwide case counts have declined since January, the Company saw a decline in elective procedures during the first quarter of 2021. In Germany, case counts declined after January 2021 but then increased again in the second quarter. Germany case counts began to decline mid-way through the second quarter but the Company saw a decline in Germany elective procedures during the second quarter of 2021. In the United States, elective procedures have improved sequentially second quarter of 2021 over first quarter of 2021 consistent with the market. However, in the third quarter of 2021, the Company experienced higher levels of deferred and rescheduled knee and hip procedures as a result of the surge in COVID-19 cases associated with the Delta variant. The Company expects that these negative effects will continue in the near term until infection rates decline further from their current level, and more of the population is vaccinated. The future progression of the pandemic remains uncertain, including with respect to new or potential variants. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

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

Unaudited Interim Financial Information

    The accompanying Interim Consolidated Financial Statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2021, results of operations for and stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and comprehensive (loss) income, and cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

    The Company's financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the nine months ended September 30, 2021 to the application of significant accounting policies and estimates as described in its audited consolidated financial statements for the year ended December 31, 2020.

Concentrations of credit risk and other risks and uncertainties
     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains the majority of its cash with accredited financial institutions which mitigates potential risks related to concentration. The Company had $1.5 million as of September 30, 2021 and $1.0 million as of December 31, 2020 held in foreign bank accounts that are not federally insured.

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

    For the three months ended September 30, 2021, no customer represented greater than 10% of total revenue. For the nine months ended September 30, 2021, Stryker Corporation (“Stryker”), Wright Medical Technology, Inc. (“Wright Medical”), and Tornier, Inc. (“Tornier,” and collectively with Stryker and Wright Medical, the "Stryker Parties") represented 47% of total revenue. For the three months ended September 30, 2020, no customer represented greater than 10% of total revenue. For the nine months ended September 30, 2020, Zimmer Biomet Holdings, Inc. ("Zimmer Biomet"), represented 18% of total revenue. As of September 30, 2021, payments due from Stryker represented 61% of the total net receivable balance. As of December 31, 2020, payments due from Zimmer Biomet represented 13% of our total net receivable balance.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc., ConforMIS Europe GmbH, ConforMIS UK Limited, ConforMIS Hong Kong Limited, Conformis India LLP, and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash, cash equivalents and restricted cash
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased to be cash equivalents. The Company’s cash equivalents consist of demand deposits and money market accounts. Demand deposits and money market accounts are carried at cost which approximates their fair value. The Company has recorded restricted cash of $0.6 million as of September 30, 2021, and $0.5 million as of December 31, 2020. Restricted cash consisted of security provided for lease obligations.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$97,111	$28,673
Restricted cash	562	462
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$97,673	$29,135

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

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three and nine months ended September 30, 2021, the Company recognized provisions of $0.5 million and $1.6 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue. During the three and nine months ended September 30, 2020, the Company recognized provisions of $0.4 million and $2.1 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Long-lived assets
     The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. If changes in circumstances lead the Company to believe that any of its long-lived assets may be impaired, the Company will test the asset group for recoverability, by evaluating whether the estimated undiscounted cash flows, including estimated residual value, generated from the asset group are sufficient to support the carrying value of the assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the three months ended September 30, 2021, there were no changes in circumstances that led the Company to believe that its long-lived assets may be impaired.

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

Revenue Recognition

Product Revenue Recognition

    Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2021. Payment is typically due between 30 and 60 days from invoice.

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

Royalty and Licensing Revenue Recognition

    The Company receives ongoing sales-based royalties under its license agreement (the "MicroPort License Agreement") with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, (collectively, "MicroPort"). Royalty revenue is recorded at the expected value of the royalty revenue.

    On September 30, 2019 the Company entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a wholly-owned subsidiary of Stryker. In connection with entering into the Asset Purchase Agreement, the Company also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker (the "Stryker Agreements"). The Company determined that the Asset Purchase Agreement and the License Agreement are within the scope of ASC 606. Under the Asset Purchase Agreement and License Agreement, the Company is required to provide certain assets and the right to use the license for a specific purpose. The assets and the right to use the license are highly interdependent and considered one performance obligation. The Company bifurcated the total transaction price of $30.0 million into two components; $5.0 million related to cost reimbursement for other services (development) and $25.0 million allocated to royalty revenue determined using the residual approach of deducting the cost reimbursement component from the total transaction price. The arrangement does not contain a significant financing component.

    The Company records a contract liability when there is an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company has concluded that Stryker meets the definition of a customer for a portion of the obligations under the Stryker Agreements. The contract liability balances as of January 1, 2021 and 2020, were $14.0 million and $12.0 million, respectively, which were related to consideration received from the customer under the Asset Purchase Agreement and Development Agreement. The Company concluded the license rights under the License Agreement were functional and would be recognized at the point in time when 510(k) clearance was received from the FDA as required under Milestone 3 in the License Agreement, or upon termination by Stryker and Stryker's election to purchase the license rights. On April 19, 2021, the Company achieved the third of three milestones under the License Agreement when it received 510(k) clearance from the FDA and received $11.0 million from Stryker. In connection with the 510(k) clearance, the Company recognized as royalty and license revenue the $14.0 million that was previously deferred as contract liability, plus the $11.0 million payment received, for a total aggregate of $25.0 million during the quarter ended June 30, 2021. There are no amounts recorded as contract liability as of September 30, 2021. In addition, during the quarter ended June 30, 2021, the Company recorded $2.5 million in other income for the remaining portion of the advance on research and development, that was not used to offset against research and development expenses.

    On May 22, 2020 the Company entered into a settlement and license agreement (the “Zimmer Settlement and License Agreement”) with Zimmer Biomet, pursuant to which both parties agreed to terms for resolving all of their existing patent disputes. In consideration of the licenses, releases, covenants and other immunities granted by the Company to Zimmer Biomet, Zimmer Biomet was required to pay the Company $3.5 million promptly after execution of the Zimmer Settlement and License Agreement, which it has, and additional payments on specified dates through January 15, 2021, for a total amount payable of $9.6 million. The agreement provides for the grant of the licenses, covenants not to sue, releases, and other significant deliverables upon execution of the contract. These individual rights are not accounted for as separate performance obligations as (i) the nature of the promise, within the context of the agreement, is to transfer combined items to which the promised rights are inputs and (ii) the Company's promise to transfer each individual right described above to Zimmer Biomet is not separately identifiable from other promises in the agreement. As a result, the Company accounts for the promises in the agreement as a single performance obligation. Zimmer Biomet legally obtained control of the license and other rights upon execution of the contract. As such, the earnings process is complete and revenue was recognized upon the execution of the contract, when collectability became probable and all other revenue recognition criteria had been met within the scope of ASC 606. In connection with the Zimmer Settlement and License Agreement, the Company recognized revenue of $9.6 million during the nine months ended September 30, 2020. See “Note H—Commitments and Contingencies, Legal proceedings” for further discussion of the Zimmer Biomet settlement.

On April 8, 2021, the Company entered into a license agreement (the “License Agreement”) with Paragon 28, Inc. ("Paragon 28"), granting Paragon 28 a non-exclusive license under a subset of the Company's U.S. patents for the use of patient-specific instruments with off-the-shelf implants in Paragon 28’s APEX 3D Total Ankle Replacement System. In consideration for the license, the Company received $0.5 million upon execution of the License Agreement, another $0.5 million in October 2021, and may receive an additional $0.5 million from Paragon 28 before April 8, 2022. In connection with this License Agreement, the Company recognized revenue of $1.0 million during the quarter ended June 30, 2021. The remaining $0.5 million was excluded from the transaction price given it is contingent on a future event that was not probable as of September 30, 2021.

On June 30, 2021 the Company entered into a settlement and license agreement (the “Settlement and License Agreement”) with the Stryker Parties, pursuant to which the parties have agreed to terms for resolving all of their existing patent disputes. In consideration of the licenses, releases, covenants and other immunities granted by the Company to the Stryker Parties, the Stryker Parties are required to make a one-time payment to the Company of $15.0 million no later than October 15, 2021. The agreement provides for the grant of the licenses, covenants-not-to-sue, releases, and other deliverables upon execution of the contract. These individual rights are not accounted for as separate performance obligations as (i) the nature of the promise, within the context of the agreement, is to transfer combined items to which the promised rights are inputs and (ii) the Company's promise to transfer each individual right described above to the Stryker Parties is not separately identifiable from other promises in the agreement. As a result, the Company accounts for the promises in the Settlement and License Agreement as a single performance obligation. The Stryker Parties legally obtained control of the license and other rights upon execution of the contract. As such, the earnings process is complete and revenue was recognized upon the execution of the contract, when collectability became probable and all other revenue recognition criteria had been met within the scope of ASC 606. In connection with the Settlement and License Agreement, the Company recognized revenue of $15.0 million during the quarter ended June 30, 2021 and payment in the same amount was received from the Stryker Parties on October 15, 2021. See “Note H—Commitments and Contingencies, Legal proceedings” for further discussion of the Stryker Parties settlement.

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
    The following table summarizes activity for rebate allowance reserve (in thousands):

	September 30, 2021	December 31, 2020
Beginning Balance	$81	$127
Provision related to current period sales	83	146
Adjustment related to prior period sales	—	(55)
Payments or credits issued to customer	(84)	(137)
Ending Balance	$80	$81

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g., when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.6 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $1.5 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.1 million for each of the three months ended September 30, 2021 and 2020, and $0.2 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

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

    The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $29,000 and $20,000 for the three months ended September 30, 2021 and 2020, respectively, and $44,000 and $17,000 for the nine months ended September 30, 2021 and 2020, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2021 and 2020, a cumulative balance of $54,000 and $42,000 of interest and penalties had been accrued, respectively.

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

Net (loss) income per share
     The Company calculates net (loss) income per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share (“EPS”) is calculated by dividing the net income or loss for the period by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method.

    The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Numerator:
Basic and diluted (loss) income per share
Net (loss) income	$(12,973)	$(6,183)	$13,563	$(17,671)
Denominator:
Basic weighted average shares	178,452,296	71,224,786	162,646,412	69,799,495
Diluted weighted average shares	178,452,296	71,224,786	167,369,631	69,799,495
(Loss) income per share attributable to Conformis, Inc. stockholders:
Basic	$(0.07)	$(0.09)	$0.08	$(0.25)
Diluted	$(0.07)	$(0.09)	$0.08	$(0.25)

    The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock warrants	4,554,069	—	—	—
Stock options and restricted stock awards	3,117,957	694,817	—	993,012

Note C—Accounts Receivable

    Accounts receivable consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Total receivables	$9,200	$8,805
Allowance for doubtful accounts and returns	(257)	(290)
Accounts receivable, net	$8,943	$8,515

    The beginning accounts receivable balance as of January 1, 2021 and 2020, was $8.5 million and $11.1 million, respectively. All activity within accounts receivables relate to normal operational activity from the period. Accounts receivable included unbilled receivable of $1.2 million and $1.0 million at September 30, 2021 and December 31, 2020, respectively. Write-offs related to accounts receivable were approximately $5,000 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $76,000 and $71,000 for the nine months ended September 30, 2021 and 2020, respectively.

    Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	September 30, 2021	December 31, 2020
Beginning balance	$(290)	$(335)
Provision for bad debts on trade receivables	(55)	(50)
Other allowances	12	20
Accounts receivable write offs	76	75
Ending balance	$(257)	$(290)

Note D—Inventories

    Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw Material	$6,384	$5,513
Work in process	2,107	1,833
Finished goods	5,987	5,239
Total Inventories	$14,478	$12,585

Note E—Property and Equipment

    Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	September 30, 2021	December 31, 2020
Equipment	5-7	$19,949	$19,461
Furniture and fixtures	5-7	990	864
Computer and software	3	10,293	9,873
Leasehold improvements	3-7	2,243	2,068
Reusable instruments	5	6,077	5,739
Molding and Tooling	5	376	91
Total property and equipment		39,928	38,096
Accumulated depreciation		(29,014)	(25,856)
Property and equipment, net		$10,914	$12,240

    Depreciation expense related to property and equipment was $1.1 million for each of the three months ended September 30, 2021 and 2020, and $3.2 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Note F—Accrued Expenses

    Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued employee compensation	$3,758	$3,365
Accrued legal expense	2,052	952
Accrued consulting expense	21	21
Accrued vendor charges	475	766
Accrued revenue share expense	696	697
Accrued clinical trial expense	304	306
Accrued other	1,003	1,106
	$8,309	$7,213

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

    As of September 30, 2021, the Company had not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

    The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

    The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rent expense	$491	$381	$1,372	$1,144
Variable lease cost (1)	110	88	315	265
	$601	$469	$1,687	$1,409
(1) Variable operating lease expenses consist primarily of common area maintenance and real estate taxes for the three and nine months ended September 30, 2021 and 2020, respectively.

    As of September 30, 2021, the remaining weighted-average lease term of the operating leases was 5.0 years and the weighted-average discount rate was 6.0%.

    The future minimum rental payments under these agreements as of September 30, 2021 were as follows (in thousands):

Year	Minimum Lease Payments
2021 remainder of year	548
2022	1,815
2023	2,067
2024	2,126
2025	1,885
2026	970
2027	741
Total lease payments	$10,152
Present value adjustment	(1,526)
Present value of lease liabilities	$8,626

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

    The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $0.6 million during the three months ended September 30, 2021, representing 4.3% of product revenue and $1.6 million during the nine months ended September 30, 2021, representing 3.6% of product revenue and $0.4 million during the three months ended September 30, 2020, representing 2.7% of product revenue and $1.1 million during the nine months ended September 30, 2020 representing, 2.6% of product revenue. Revenue share expense is included in research and development.

Other obligations

    In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at September 30, 2021 or December 31, 2020.

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

On May 22, 2020, the Company entered into a settlement and license Agreement (the “Zimmer Settlement and License Agreement”) with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC, pursuant to which the parties agreed to terms for resolving the patent disputes described in the preceding two paragraphs. Under the Zimmer Settlement and License Agreement, the Company and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties, the Company granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of the Company's patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants, and Zimmer Biomet granted to the Company a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for the Company's implants and patient-specific instruments for the knee. Under the agreement, Zimmer Biomet was required to pay the Company a total of $9.6 million, in installments through January 15, 2021, and all such payments were made and received by such date. No payment was due from the Company to Zimmer Biomet under the agreement.

On August 29, 2019, the Company filed a lawsuit against Medacta USA, Inc. in the United States District Court for the District of Delaware. The Company amended its complaint on December 23, 2019, and again on October 14, 2020, adding Medacta International SA (Medacta USA, Inc.’s parent company) as a defendant (Medacta USA, Inc. and Medacta International SA are referred to, together, as “Medacta”). The Company is seeking damages for Medacta’s infringement of certain of the Company’s patents related to patient-specific instrument and implant systems, alleging that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of the Company’s patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer to the Company's complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by the Company. Medacta’s answer also alleges the affirmative defense that the Company's asserted patents are invalid. On January 21, 2021, Medacta International SA filed a partial motion to dismiss; on February 16, 2021, the Company filed its opposition to the motion; and on March 2, 2021, Medacta International SA filed its reply. On March 4, 2021, the court issued its opinion on claim construction, ruling in the Company’s favor on the construction of all of the disputed terms. Discovery in the lawsuit is ongoing.

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
On April 24, 2020, the Company filed a lawsuit against Wright Medical Technology, Inc. and Tornier, Inc. (together, “Wright Medical”) in the United States District Court for the District of Delaware seeking damages for Wright Medical’s infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleged that Wright Medical’s multiple lines of patient-specific shoulder instruments, as well as the implant components used in conjunction with them, infringed four of the Company’s patents. The accused product lines included Wright Medical’s Tornier Blueprint 3D Planning + PSI shoulder replacement systems. On December 14, 2020, Wright Medical filed its answer to the amended complaint, denying that its patient-specific instrument and implant systems infringed the patents asserted by the Company. Wright Medical’s answer also alleged the affirmative defense that the Company’s asserted patents are invalid.
On June 30, 2021, the Company reached a settlement and license agreement (the "Settlement and License Agreement") with Stryker Corporation ("Stryker") and Wright Medical (collectively, the "Stryker Parties"), pursuant to which the parties agreed to terms for resolving the outstanding patent infringement lawsuit described in the preceding paragraph. Wright Medical was acquired by Stryker in November 2020, subsequent to the Company's commencement of the lawsuit. In consideration of the non-exclusive license to certain of the Company's patents, releases, covenants and other immunities granted by the Company to the Stryker Parties, the Stryker Parties were required to make a one-time payment to the Company of $15.0 million no later than October 15, 2021. The Company recognized revenue of $15.0 million during the quarter ended June 30, 2021 and payment in the same amount was received from the Stryker Parties on October 15, 2021.

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

On May 8, 2020, the Company and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company (together, “Aetna”) in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. The Company amended its complaint on August 13, 2020, alleging that Aetna has violated its duties under state and federal law, including the Employee Retirement Income Security Act. On March 31, 2021, the court dismissed the Company’s claims against Aetna, but allowed the individual plaintiff’s claims to survive. The Company filed an amended complaint based on discovery relating to the individual plaintiff's claims and proposed a settlement in three parts, including (1) a financial component, (2) full coverage when surgery involves a standardized knee implant, and (3) coverage for the costs of the procedure (but not the implant) when surgery involves a personalized knee implant. Aetna has yet to negotiate a settlement of the Company's appellate claims.

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

Note I—Debt and Notes Payable

    Long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
PPP "Term Loan"	—	4,720
Innovatus, Term Loan	20,000	20,000
Innovatus, Term Loan accrued payment-in-kind interest	1,167	775
Less unamortized debt issuance costs	(368)	(492)
Long-term debt, less debt issuance costs	$20,799	$25,003

    Principal payments, including the Term Loan Basic Interest Rate in-kind (described below), due as of September 30, 2021 consisted of the following (in thousands):

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

    As of September 30, 2021, the Company was not in breach of covenants under the 2019 Secured Loan Agreement.

Term Loan - Innovatus

    The term loan under the 2019 Secured Loan Agreement bears interest at a floating annual rate calculated at the greater of the variable rate of interest as most recently announced by East West Bank as prime or 5.50%, plus 3.75% ("Term Loan Basic Interest Rate"), bearing an effective interest rate of 9.25% at September 30, 2021. The Company is required to make interest only payments in arrears on the term loan for four years; provided that the Company has elected to pay 2.50% per annum as such Term Loan Basic Interest Rate in-kind by adding an amount equal to 2.50% per annum of the outstanding principal amount to the then outstanding principal balance on a monthly basis until the third anniversary of the 2019 Secured Loan Agreement. Commencing July 1, 2023, and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of the term loan, together with accrued interest, in arrears, to the Lenders.  All unpaid principal, accrued and unpaid interest with respect to the term loan, and a final fee in the amount of 5.0% of the term loan commitment, is due and payable in full on the term loan maturity date on June 1, 2024.

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

    There were no amounts outstanding under the revolving credit facility at September 30, 2021.

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

The Company submitted the loan forgiveness application to the lender on December 11, 2020. On June 30, 2021, the Company received notification through its lender that the SBA had rendered a final decision regarding its review of the PPP loan forgiveness application, fully approving the loan forgiveness application as of June 28, 2021. The Company accounted for the forgiveness of the PPP Note in accordance with ASC 405-20-40-1 and ASC 470-50-40-2, where the liability was derecognized from the balance sheet upon formal forgiveness of the loan. The resulting gain on forgiveness was measured based on the net carrying value of the PPP Note, which includes accrued interest and deferred financing costs. The Company recorded a gain on forgiveness of PPP loan of $4.8 million within Other income and expenses on the consolidated statement of operations during the nine months ended September 30, 2021.

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

Preferred stock

    The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at September 30, 2021 and December 31, 2020.

Demand registration rights

    In conjunction with the Private Placement, on June 25, 2019, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with Innovatus, Innovatus Life Science Offshore Fund I, LP and Innovatus Life Sciences Offshore Fund I-A, LP (collectively, the "Innovatus Investors") pursuant to which the Company agreed to register for resale the shares held by the Innovatus Investors (the “Shares”) under certain circumstances. Under the Registration Rights Agreement, in the event that the Company receives a written request from the Innovatus Investors that the Company file with the SEC a registration statement covering the resale of all of the Shares, the Company shall promptly but no later than 120 days after the date of such request prepare and file with the SEC such registration statement. The Innovatus Investors have agreed to use best efforts not to make such a request, including by effecting any planned sales of Shares under Rule 144 under the Securities Act. The Company has agreed to use commercially reasonable efforts to cause such registration statement to become effective and to keep such registration statement effective until the date the Shares covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction. The Company has agreed to be responsible for all fees and expenses incurred in connection with the registration of the Shares. The Company has granted the Innovatus Investors customary indemnification rights in connection with the registration statement. The Innovatus Investors have also granted the Company customary indemnification rights in connection with the registration statement.

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

"At-the-market” program

In January 2017, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allowed the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On May 10, 2017, the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”) for the sale and issuance of up to $50 million of its common stock and entered into an Equity Distribution Agreement (“Distribution Agreement”) with Canaccord Genuity LLC (formerly, Canaccord Genuity Inc.) ("Canaccord") pursuant to which Canaccord agreed to sell shares of the Company's common stock from time to time, as its agent, in an “at-the-market” ("ATM") offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The Company was not obligated to sell any shares under the Distribution Agreement. On August 4, 2020, the Company and Canaccord mutually agreed to terminate the Distribution Agreement and, as of that date, the Company had sold 2,663,000 shares under the Distribution Agreement resulting in net proceeds of $4.4 million.

On March 23, 2020, the Company filed a new shelf registration statement on Form S-3 (the "New Shelf Registration Statement"), which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, the Company is permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of the Company’s common stock to or through Cowen, acting as agent and/or principal, from time to time, in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on the NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and we also provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. The Company is not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of September 30, 2021, the Company had not sold any shares under the Sales Agreement.

Stock purchase agreement

On December 17, 2018, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lincoln Park Capital ("LPC"). Upon entering into the Stock Purchase Agreement, the Company sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, the Company issued 354,430 shares to LPC. The Company has the right at its sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. The Company controls the timing of any sales to LPC and LPC will be obligated to make purchases of the Company's common stock upon receipt of requests from the Company in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of the Company's shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of the Company's common stock pursuant to receipt of a request from the Company on any business day on which the last closing trade price of the Company's common stock on the NASDAQ Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share. No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of the Company's common stock. The Stock Purchase Agreement may be terminated by the Company at any time, at the Company's sole discretion, without any cost or penalty. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $17.6 million of its common stock pursuant to the Stock Purchase Agreement dated December 17, 2018. As of September 30, 2021, the Company had sold 4,521,968 shares under the Stock Purchase Agreement resulting in proceeds of $3.4 million.

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

    In connection with the September 23, 2020 registered direct offering, the Company issued 9,492,953 pre-funded common stock warrants with an exercise price of $0.0001 per share and an additional 18,005,041 common stock warrants with an exercise price of $0.8748 per share. All of the warrants are exercisable for one share of common stock and are exercisable immediately. As of September 30, 2021, approximately 6.0 million of the common stock warrants have been exercised. The pre-funded warrants are exercisable indefinitely, while the additional warrants are exercisable for 5 years from the date of issuance. As of September 30, 2021, all pre-funded warrants were exercised. Based on the Company’s assessment of the warrants granted relative to ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants are classified as equity instruments. The fair value of the common stock warrants of approximately $10.2 million at the date of issuance was estimated using the Black-Scholes model which used the following inputs: term of 5 years, risk free rate of 0.28%, 0% dividend yield, volatility of 90.15%, an exercise price of $0.875 and share price of $0.833 per share based on the trading price of the Company’s common stock.

    Warrants to purchase 12,020,926 shares of common stock were outstanding as of September 30, 2021 and warrants to purchase 18,025,967 shares were outstanding as of December 31, 2020. Outstanding common stock warrants are currently exercisable with varying exercise expiration dates from 2024 through 2025. At September 30, 2021 and December 31, 2020, the weighted average warrant exercise price per share for common stock and the weighted average contractual life was as follows:

	Number of Common Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2020	18,025,967	$0.89	4.73	18,025,967	$0.89
Granted	—	$—	—	—	$—
Exercised	(6,005,041)	—	—	(6,005,041)	—
Cancelled/expired	—	—	—	—	—
Outstanding September 30, 2021	12,020,926	$0.89	3.98	12,020,926	$0.89

Stock option plans

     The 2015 Stock Incentive Plan ("2015 Plan") provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of the Company's common stock, (b) 3% of the number of share of its common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Company's board of directors. Effective January 1, 2021, an additional 2,866,390 shares of the Company's common stock were added to the 2015 Plan under the terms of this provision, and at the 2021 Annual Meeting of Stockholders on May 24, 2021, the Company' Stockholders approved a First Amendment to the 2015 Plan to increase by 6,000,000, the maximum number of shares of common stock available for issuance under the 2015 Plan ("Plan Amendment"), the Plan, as amended by the Plan Amendment, was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 27, 2021. As of September 30, 2021, 4,927,167 shares of common stock were available for future issuance under the 2015 Plan.

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

    As of September 30, 2021, there were 2,383,748 shares of common stock available for future issuance under the 2019 Sales Team Plan.

    Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2020	1,767,579	$5.16	$—
Granted	—	—	—
Expired	(166,573)	5.29	—
Cancelled/Forfeited	—	—	—
Outstanding September 30, 2021	1,601,006	$5.15	$231
Total vested and exercisable	1,252,280	$6.33	$52

    The total fair value of stock options that vested during the three and nine months ended September 30, 2021 was $0.0 million and $0.2 million respectively. The weighted average remaining contractual term for the total stock options outstanding was 5.12 years as of September 30, 2021. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.10 years as of September 30, 2021.

    Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2020	6,275,789	$1.18
Granted	3,875,572	0.91
Vested	(2,170,527)	1.08
Forfeited	(589,685)	0.98
Unvested September 30, 2021	7,391,149	$1.08

    The total fair value of restricted common stock awards that vested during the three and nine months ended September 30, 2021 was $0.2 million and $2.3 million respectively.

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

    The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	—%	0.38%	—%	1.14%
Expected term (in years)	0	6	0	6.16
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	52.92%	—%	54.89%

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
    Stock-based compensation expense was $1.0 million for each of the three months ended September 30, 2021 and 2020, and $2.8 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively. Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

    The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$26	$29	$49	$43
Sales and marketing	181	136	516	364
Research and development	127	166	436	480
General and administrative	692	641	1,776	1,696
	$1,026	$972	$2,777	$2,583

    As of September 30, 2021, the Company had $0.1 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 1.14 years. As of September 30, 2021, the Company had $8.4 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 2.48 years.

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

    Geographic information consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue
United States	$12,405	$14,139	$37,434	$36,298
Germany	1,226	1,536	4,242	4,852
Rest of world	499	300	1,364	858
	$14,130	$15,975	$43,040	$42,008

	September 30, 2021	December 31, 2020
Property and equipment, net
United States	$10,758	$12,195
Germany	42	45
Rest of World	114	—
	$10,914	$12,240

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
These forward-looking statements include, among other things, statements about:

•our estimates regarding the potential market opportunity and timing of estimated commercialization for our current and future products, including our iUni, iDuo, iTotal CR, iTotal PS, iTotal Identity, Conformis Cordera hip system, and the planned launch of a new knee replacement offering to be targeted at hospital outpatient and ambulatory surgery centers;
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
•potential challenges relating to changes in and compliance with governmental laws and regulations affecting our United States and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;
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

We offer a broad line of personalized knee implants and instruments designed to restore the natural shape of a patient’s knee. As of December 31, 2020, we had sold a total of more than 125,000 knee implants worldwide, including more than 100,000 total knee implants and 25,000 partial knee implants. In multiple clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant, demonstrated superior clinical outcomes, including better function, including kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or “off-the-shelf,” implants that it was tested against. On August 16, 2021, the first procedure was performed using the Identity Imprint knee replacement system. Identity Imprint, available in both cruciate retaining (CR) and posterior stabilized (PS) implants, utilizes a proprietary algorithm to select the implant size that most closely meets the geometric and anatomic requirements of the patient’s knee based on the individual’s CT scan. As with Conformis’ personalized iTotal knee product line, Identity Imprint uses Conformis’ sterile Surgery-in-a-Box delivery system, which provides ambulatory surgical centers (ASCs) and hospitals greater procedural efficiency and improved sterilization cost savings over comparable systems. With the growing interest in our Identity Imprint system from ASC customers, we have prioritized applying the cementless technology to Identity Imprint. With this change, we now anticipate a limited commercial launch of the cementless option on the Imprint Identity knee platform late in 2022.

On November 11, 2019, we entered full commercial launch of the Conformis hip system. We are planning for a limited commercial launch of a second stem within our hip portfolio in the first half of 2022. In September 2020, we announced the new Cordera hip system, and in December 2020, we commenced the U.S. commercial launch of the new Cordera Match hip system, one of multiple planned product extensions featuring the Cordera hip system.

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

All of our knee replacement products and related design software have been cleared by the U.S. Food and Drug Administration (the "FDA") under the premarket notification process of Section 510(k) of the federal Food, Drug, and Cosmetic Act, or the FDCA, and have received CE Certificates of Conformity allowing us to affix the CE Mark. We market our products and services to orthopedic surgeons, hospitals, and other medical facilities, and patients. We use direct sales representatives, independent sales representatives and distributors to market and sell our products in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Spain, Portugal, the Netherlands, Belgium, the Dutch Antilles, Suriname, Australia, Argentina, the United Arab Emirates, the Sultanate of Oman, Italy, San Marino, Poland and other markets.

We were incorporated in Delaware and commenced operations in 2004.

COVID-19 Pandemic Update

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March 2020, the World Health Organization declared this coronavirus outbreak (COVID-19) to be a pandemic. The future progression of the pandemic, including the scope, severity and duration of the pandemic, potential resurgences, the speed and effectiveness of vaccine and treatment developments, and the direct and indirect economic effects of the pandemic and containment measures, and its effects on our business and operations remain uncertain. We have experienced significantly decreased demand for our products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had and is expected to continue to have, a significant negative effect on our revenue.

Such negative effects were most pronounced during the second quarter of 2020, when a significant number of hospitals were either closed for elective procedures or otherwise operating at significantly reduced volumes. Generally, we saw an increase in procedure volumes during the summer of 2020, as many regions were able to reopen for elective procedures, with an existing patient backlog.

However, in the United States and Germany, which are our major sales markets, estimated case counts increased in the fourth quarter of 2020 and peaked in January 2021. While worldwide case counts have declined since January, we saw a decline in elective procedures during the first quarter of 2021. In Germany, case counts declined after January 2021 but then increased again in the second quarter. Germany case counts began to decline mid-way through the second quarter but the Company saw a decline in Germany elective procedures during the second quarter of 2021. In the United States, elective procedures improved sequentially in second quarter of 2021 over first quarter of 2021 consistent with the market. However, in the third quarter of 2021, we experienced higher levels of deferred and rescheduled knee and hip procedures as a result of the surge in COVID-19 cases associated with the Delta variant. We expect that these negative effects will continue in the near-term until infection rates decline further from their current level, and more of the population is vaccinated. However, the future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

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

Revenue

Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Spain, Portugal, the Netherlands, Belgium, the Dutch Antilles, Suriname, Australia, the United Arab Emirates, the Sultanate of Oman, Italy, Poland and other markets. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into pricing agreements. The process of negotiating a pricing agreement can be lengthy and time-consuming, requiring extensive management time and may not be successful.

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

Royalty and licensing revenue for the nine months ended September 30, 2021 includes revenue of $15.0 million generated from our settlement with Stryker Corporation (“Stryker”), Wright Medical Technology, Inc. (“Wright Medical”), and Tornier, Inc. (“Tornier” and, collectively with Stryker and Wright Medical, the "Stryker Parties"), $25.0 million recognized under the Development and License Agreements with Stryker, and $1.0 million generated from our license agreement (the "License Agreement") with Paragon 28. Royalty and licensing revenue for the nine months ended September 30, 2020 includes revenue of $9.6 million generated from our settlement and license agreement (the "Zimmer Settlement and License Agreement") with Zimmer Biomet. Ongoing royalty revenue is generated from our license agreement (the "MicroPort License Agreement") with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. The MicroPort License Agreement will expire upon the expiration of the last to expire of our patents and patent applications licensed to MicroPort, which currently is expected to occur in 2031.

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

Total other (expenses) income, net

Total other income (expenses), net consists primarily of interest expense and amortization of debt discount associated with our term loans outstanding during the year, gain on forgiveness of PPP loan, income related to the development agreement with Stryker, and gains (losses) from foreign currency transactions. The effect of exchange rates on our foreign currency-denominated asset and liability balances are recorded as foreign currency translation adjustments in the consolidated statements of comprehensive (loss) income.

Income tax provision

Income tax provision consists primarily of a provision for income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including net operating loss carryforwards and research and development credits and other tax credits.

Consolidated results of operations

Comparison of the three months ended September 30, 2021 and 2020

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2021		2020		2021 vs 2020
Three Months Ended September 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$14,130	99%	$15,975	99%	$(1,845)	(12)%
Royalty and licensing	123	1	146	1	(23)	(16)
Total revenue	14,253	100	16,121	100	(1,868)	(12)
Cost of revenue	8,231	58	8,437	52	(206)	(2)
Gross profit	6,022	42	7,684	48	(1,662)	(22)

Operating expenses:
Sales and marketing	$6,434	45%	$5,755	36%	$679	12%
Research and development	3,548	25	2,866	18	682	24
General and administrative	7,407	52	6,134	38	1,273	21
Total operating expenses	17,389	122	14,755	92	2,634	18
Loss from operations	(11,367)	(80)	(7,071)	(44)	(4,296)	(61)
Total other (expenses) income, net	(1,577)	(11)	908	6	(2,485)	(274)
Income (loss) before income taxes	(12,944)	(91)	(6,163)	(38)	(6,781)	(110)
Income tax provision	29	—	20	—	9	45
Net loss	$(12,973)	(91)%	$(6,183)	(38)%	$(6,790)	(110)%

Product revenue.    Product revenue was $14.1 million for the three months ended September 30, 2021 compared to $16.0 million for the three months ended September 30, 2020, a decrease of $1.8 million or 12%. We believe the decline is primarily due to deferred and rescheduled elective surgeries as a result of the surge in COVID-19 cases associated with the Delta variant.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2021		2020		2021 vs 2020
Three Months Ended September 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$12,405	88%	$14,139	89%	$(1,734)	(12)%
Germany	1,226	9	1,536	10	(310)	(20)
Rest of world	499	3	300	1	199	66
Product revenue	$14,130	100%	$15,975	100%	$(1,845)	(12)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 88% for the three months ended September 30, 2021 and 89% for the three months ended September 30, 2020.

The United States product revenue decreased $1.7 million to $12.4 million or 12% year over year. We believe the decline in revenue inside the United States was primarily due to deferred and rescheduled elective surgeries as a result of the surge in COVID-19 cases associated with the Delta variant. Germany product revenue decreased

$0.3 million to $1.2 million, or 20% year over year on a reported basis and 22% on a constant currency basis. We believe the decline was primarily due to the recent increase in COVID-19 cases in Germany which has negatively impacted elective procedures. Rest of World product revenue increased $0.2 million to $0.5 million, or 66% year-over-year on a reported basis and 55% on a constant currency basis, we believe primarily due to an increase in elective surgeries in the UK which were lower in the prior period as a result of the COVID-19 pandemic.

Royalty and licensing revenue. Royalty and licensing revenue was $0.1 million for each of the three months ended September 30, 2021 and September 30, 2020.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $8.2 million for the three months ended September 30, 2021 compared to $8.4 million for the three months ended September 30, 2020, a decrease of $0.2 million, or 2%. Gross profit was $6.0 million for the three months ended September 30, 2021 compared to $7.7 million for the three months ended September 30, 2020, a decrease of $1.7 million or 22%. Gross margin decreased 540 basis points to 42% for the three months ended September 30, 2021 from 48% for the three months ended September 30, 2020. The decrease in gross margin was driven primarily by lower volume, increased material and labor costs, higher cancelled case inventory expense, and a reduction in product selling price.

Sales and marketing.    Sales and marketing expense was $6.4 million for the three months ended September 30, 2021 compared to $5.8 million for the three months ended September 30, 2020, an increase of $0.7 million or 12%. The increase was due primarily to an increase in tradeshow expenses of $0.7 million, surgeon training labs of $0.1 million, professional services of $0.1 million and travel and entertainment of $0.1 million, which was partially offset by $0.3 million in commission expense. Sales and marketing expense increased as a percentage of total revenue to 45% for the three months ended September 30, 2021 compared to 36% for the three months ended September 30, 2020.

Research and development.    Research and development expense was $3.5 million for the three months ended September 30, 2021 compared to $2.9 million for the three months ended September 30, 2020, an increase of $0.7 million, or 24%. The increase was due primarily to an increase in professional services of $0.3 million, revenue share expense of $0.2 million, and a reduction of $0.5 million of cost allocated to the advance on research and development, which was partially offset by $0.2 million in personnel related costs. Research and development expense increased as a percentage of total revenue to 25% for the three months ended September 30, 2021 compared to 18% for the three months ended September 30, 2020.

General and administrative.    General and administrative expense was $7.4 million for the three months ended September 30, 2021 compared to $6.1 million for the three months ended September 30, 2020, an increase of $1.3 million, or 21%. The increase was primarily due to higher legal fees of $1.1 million, freight costs of $0.2 million, and professional services of $0.2 million, which was partially offset by $0.2 million in personnel related costs. General and administrative expense increased as a percentage of total revenue to 52% for the three months ended September 30, 2021 from 38% for the three months ended September 30, 2020.

Total other (expenses) income, net.    Other (expenses) income, net was $1.6 million of other expenses for the three months ended September 30, 2021 compared to $0.9 million of other income for the three months ended September 30, 2020, a change of $2.5 million, or 274%. The change was primarily due to an increase in foreign currency exchange transaction loss.

Income taxes.    Income tax provision was $29,000 and $20,000 for the three months ended September 30, 2021 and 2020, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the nine months ended September 30, 2021 and 2020

    The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2021		2020		2021 vs 2020
Nine Months Ended September 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$43,040	51%	$42,008	81%	$1,032	2%
Royalty and licensing	41,396	49	10,056	19	31,340	312%
Total revenue	84,436	100	52,064	100	32,372	62%
Cost of revenue	24,703	29	26,148	50	(1,445)	(6)%
Gross profit	59,733	71	25,916	50	33,817	130%

Operating expenses:
Sales and marketing	$17,851	21%	$16,420	32%	$1,431	9%
Research and development	10,738	13	8,594	17	2,144	25%
General and administrative	20,762	25	18,344	35	2,418	13%
Total operating expenses	49,351	58	43,358	83	5,993	14%
Income (loss) from operations	10,382	12	(17,442)	(34)	27,824	160
Total other income (expenses), net	3,225	4	(212)	—	3,437	1,621%
Income (loss) before income taxes	13,607	16	(17,654)	(34)	31,261	177
Income tax provision	44	—	17	—	27	159
Net income (loss)	$13,563	16%	$(17,671)	(34)%	$31,234	177%

Product revenue.    Product revenue was $43.0 million for the nine months ended September 30, 2021, compared to $42.0 million for the nine months ended September 30, 2020, an increase of $1.0 million or 2%. We believe the increase is primarily due to an increase in elective surgeries, which were lower in the prior period as a result of the COVID-19 pandemic.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2021		2020		2021 vs 2020
Nine Months Ended September 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$37,434	87%	$36,298	86%	$1,136	3%
Germany	4,242	10	4,852	12	(610)	(13)
Rest of world	1,364	3	858	2	506	59
Product revenue	$43,040	100%	$42,008	100%	$1,032	2%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 87% for the nine months ended September 30, 2021 compared to 86% for the nine months ended September 30, 2020

The United States product revenue increased $1.1 million to $37.4 million or 3% year over year. We believe the increase in revenue inside the United States was primarily due to an increase in elective surgeries, which were lower in the prior period as a result of the COVID-19 pandemic. Germany product revenue decreased $0.6 million to $4.2 million, or 13% year over year on a reported basis and 19% on a constant currency basis. We believe the decline was primarily due to the recent increase in COVID-19 cases in Germany which has negatively impacted elective procedures. Rest of World product revenue increased $0.5 million to $1.4 million, or 59% year-over-year on a reported basis and 45% on a constant currency basis, we believe primarily due to an increase in elective surgeries in the UK which were lower in the prior period as a result of the COVID-19 pandemic.

    Royalty and licensing revenue. Royalty and licensing revenue was $41.4 million for the nine months ended September 30, 2021 and $10.1 million or the nine months ended September 30, 2020, an increase of $31.3 million, or 312%. The increase in royalty and licensing revenue was driven by $25.0 million in revenue recognized in connection with receiving 510(k) clearance from the FDA, which was for the third of three milestones under the License Agreement with Stryker, $15.0 million in revenue recognized under the Settlement and License Agreement with the Stryker Parties, and $1.0 million in revenue recognized under the License Agreement with Paragon 28. Royalty and licensing revenue for the nine months ended September 30, 2020 includes $9.6 million in revenue recognized under the Zimmer Settlement and Licensing Agreement with Zimmer Biomet.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $24.7 million for the nine months ended September 30, 2021 compared to $26.1 million for the nine months ended September 30, 2020, a decrease of $1.4 million, or 6%. Gross profit was $59.7 million for the nine months ended September 30, 2021 compared to $25.9 million for the nine months ended September 30, 2020, an increase of $33.8 million or 130%. Gross margin increased 2,100 basis points to 71% for the nine months ended September 30, 2021 from 50% for the nine months ended September 30, 2020. The increase in gross margin was driven primarily by the Stryker licensing revenue under the Development and License Agreements and the Stryker Parties licensing revenue under the Settlement and License Agreement.

    Sales and marketing.    Sales and marketing expense was $17.9 million for the nine months ended September 30, 2021 compared to $16.4 million for the nine months ended September 30, 2020, an increase of $1.4 million, or 9%. The increase was due primarily to higher commission expense of $1.0 million, tradeshow expense of $0.3 million, and surgeon training labs of $0.1 million. Sales and marketing expense decreased as a percentage of total revenue to 21% for the nine months ended September 30, 2021 compared to 32% for the nine months ended September 30, 2020.

    Research and development.    Research and development expense was $10.7 million for the nine months ended September 30, 2021 compared to $8.6 million for the nine months ended September 30, 2020, an increase of $2.1 million, or 25%. The increase was due primarily to an increase in professional services of $0.5 million, revenue share expense of $0.5 million, project prototype costs of $0.4 million, personnel related costs of $0.3 million, and a reduction of $0.5 million of cost allocated to the advance on research and development. Research and development expense decreased as a percentage of total revenue to 13% for the nine months ended September 30, 2021 from 17% for the nine months ended September 30, 2020.

    General and administrative.    General and administrative expense was $20.8 million for the nine months ended September 30, 2021 compared to $18.3 million for the nine months ended September 30, 2020, an increase of $2.4 million, or 13%. The increase was primarily due to an increase in legal fees of $2.0 million, an increase in freight costs of $0.5 million, an increase in insurance of $0.2 million, partially offset by a decrease in professional services of $0.2 million. General and administrative expense decreased as a percentage of total revenue to 25% for the nine months ended September 30, 2021 from 35% for the nine months ended September 30, 2020.

     Total other income (expenses), net.    Other income (expenses), net was $3.2 million of other income for the nine months ended September 30, 2021 compared to $0.2 million of other expenses for the nine months ended September 30, 2020, a change of $3.4 million, or 1,621%. The change was primarily due to the recognition of a gain on forgiveness of PPP loan of $4.8 million, and the recognition of $2.5 million for the unused portion of the advance on research and development under the Development Agreement with Stryker. This was partially offset by an increase of $3.8 million in foreign currency exchange transaction loss.

    Income taxes.    Income tax provision was approximately $44,000 for the nine months ended September 30, 2021 and $17,000 for the nine months ended September 30, 2020. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the nine months ended September 30, 2021, we have financed our operations primarily through private placements of preferred stock, our initial public offering in 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. As of September 30, 2021, we had an accumulated deficit of $514.9 million.

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

On March 23, 2020, we filed a new shelf registration statement on Form S-3 or the New Shelf Registration Statement, which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, we will be permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The New Shelf Registration Statement is intended to provide us flexibility to conduct sales of its registered securities, subject to market conditions and our future capital needs. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into an at-the-market issuance sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of the our common stock to or through Cowen, acting as agent and/or principal, from time to time in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and also has provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. We are not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of September 30, 2021, we had not sold any shares under the Sales Agreement.

On December 17, 2018, we entered into a stock purchase agreement, or the "Stock Purchase Agreement," with Lincoln Park Capital, or "LPC." Upon entering into the Stock Purchase Agreement, we sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, we issued 354,430 shares to LPC.  We have the right at our sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. We will control the timing of any sales to LPC and LPC will be obligated to make purchases of our common stock upon receipt of requests from us in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase the up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of our shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of our common stock pursuant to receipt of a request from us on any business day on which the last closing trade price of our common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share.  No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of our common stock.  The Stock Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $17.6 million of its common stock pursuant to the Stock Purchase Agreement dated December 17, 2018. As of September 30, 2021, we have sold 4,521,968 shares under the Stock Purchase Agreement resulting in proceeds of $3.4 million.

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

The pre-funded warrants became exercisable immediately upon issuance, have an exercise price of $0.0001 per share and were exercisable until all of the pre-funded warrants were exercised in full. As of March 31, 2021, all pre-funded warrants were exercised. All pre-funded warrants have been fully exercised. The warrants became exercisable immediately upon issuance, have an exercise price of $0.8748 per share, and will expire five years from the date of issuance. As of September 30, 2021, approximately 6.0 million of these warrants have been exercised. The pre-funded warrants and the warrants each prohibit the holder from exercising any portion thereof to the extent that the holder would own more than 9.99% of the number of shares of common stock outstanding immediately after exercise. The number of shares issuable upon exercise of the warrants and pre-funded warrants and the exercise price of the warrants and pre-funded warrants is adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

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

On March 1, 2021, we entered into a fifth amendment to the 2019 Secured Loan Agreement, which, among other things, waives the trailing six-month revenue covenant milestones that apply to the quarters ending March 31, June 30, September 30 and December 31, 2021 and reduces the revenue covenant milestones that apply in 2022. The revenue covenant milestones remain unchanged for 2023 and 2024. The amendment also increases our minimum cash covenant to $5 million until December 31, 2021. As of September 30, 2021, we were not in breach of covenants under the 2019 Secured Loan Agreement. For further information regarding the 2019 Secured Loan Agreement and the fifth amendment, see "Note I—Debt and Notes Payable " in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

On September 30, 2019, we entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics, or Stryker. In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the agreements, we agreed to sell and license to Stryker certain assets relating to our patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. We received $14 million upfront and became eligible to receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. As of September 30, 2021, we had successfully completed the third of three milestones with Stryker and received $11.0 million, for a total aggregate received of $16.0 million for achievement of these milestones. Under the long-term Distribution Agreement, we will supply patient-specific instrumentation to Stryker.

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
On June 30, 2021 we entered into a Settlement and License Agreement with the Stryker Parties, pursuant to which the parties have agreed to terms for resolving all of their existing patent disputes. Under the Settlement and License Agreement, we granted to the Stryker Parties a royalty-free, non-exclusive, worldwide license to certain of our patents for the Stryker Parties' patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants. Under the agreement, the Stryker Parties are required to pay us a one-time payment of $15.0 million no later than October 15, 2021. The payment was received in October 2021.
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

At September 30, 2021, we had cash and cash equivalents of $97.1 million and $0.6 million in restricted cash allocated to lease deposits. Based on our current operating plan, we expect to fund our operations, capital expenditure requirements and debt service with existing cash and cash equivalents as of September 30, 2021, anticipated revenue from operations, revenue that may be generated in connection with licensing intellectual property, available sales of shares under the Sales Agreement and the Stock Purchase Agreement and funds from potential exercises of our common stock warrants. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenues, and the fact that we could use our capital resources sooner than we expect.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(14,382)	$(14,275)	$(107)	(1)%
Investing activities	(1,832)	(3,001)	1,169	39
Financing activities	84,890	23,757	61,133	257
Effect of exchange rate on cash	(138)	13	(151)	(1,162)
Total	$68,538	$6,494	$62,044	955%

Net cash used in operating activities.    Net cash used in operating activities was $14.4 million for the nine months ended September 30, 2021 compared to $14.3 million used in operating activities for the nine months ended September 30, 2020, an increase in use of $0.1 million. The $0.1 million increase in net cash used in operating activities was primarily affected by an increase in net income of $31.2 million, an increase in accounts payable, accrued expenses and other liabilities of $3.7 million, and an increase in prepaid and other assets of $0.5 million, partially offset by a decrease in inventory of $1.1 million, a decrease in accounts receivable of $2.5 million, a decrease in royalty and licensing receivable of $10.8 million and a decrease in contract liability and advance on research and development under the Agreements with Stryker of $20.5 million. Non-cash reconciling items include an increase in unrealized foreign exchange gain/loss of $3.8 million and a decrease on gain on forgiveness of PPP loan of $4.8 million.

Net cash used in investing activities.    Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2021, and for the nine months ended September 30, 2020 net cash used in investing activities was $3.0 million, a decrease of $1.2 million. The decrease is due to a decrease in costs related to the acquisition of property, plant, and equipment.

Net cash provided by financing activities.    Net cash provided by financing activities was $84.9 million for the nine months ended September 30, 2021, and for the nine months ended September 30, 2020 was $23.8 million, an increase of $61.1 million. The increase is due to $79.6 million of net proceeds from the issuance of common stock under the New Shelf Registration Statement and $5.3 million of proceeds from the exercise of common stock warrants, compared to $15.9 million of proceeds from the issuance of common stock and prefunded warrants under the registered direct offering, net proceeds of $3.1 million from issuance of common stock and $4.7 million of proceeds from the issuance of the PPP loan during the same period last year.

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

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 1.5% to 5.6%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board revenue share agreements of $0.6 million during the three months ended September 30, 2021, representing 4.3% of product revenue, and $0.4 million during the three months ended September 30, 2020, representing 2.7% of product revenue. Revenue share expense is included in research and development. For further information, see “Note H—Commitments and Contingencies” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Segment information

We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 24, 2020, we filed a lawsuit against Wright Medical Technology, Inc. and Tornier, Inc. (together, “Wright Medical"), in the United States District Court for the District of Delaware, seeking damages for Wright Medical’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleged that Wright Medical’s multiple lines of patient-specific shoulder instruments, as well as the implant components used in conjunction with them, infringed four of our patents. The accused product lines included Wright Medical’s Tornier Blueprint 3D Planning + PSI shoulder replacement systems. On December 14, 2020, Wright Medical filed its answer to the amended complaint, denying that its patient-specific instrument and implant systems infringed the patents asserted by us. Wright Medical’s answer also alleged the affirmative defense that the our asserted patents are invalid.

On June 30, 2021, we reached a settlement and license agreement (the “Settlement and License Agreement”) with Stryker Corporation (“Stryker”) and Wright Medical (together, the “Stryker Parties”), pursuant to which the parties have agreed to terms for resolving the outstanding patent infringement lawsuit against Wright Medical. Wright Medical was acquired by Stryker in November 2020. Under the terms of the Settlement and License Agreement, the Stryker Parties will make a one-time payment of $15 million to Conformis no later than October 15, 2021, and be granted a non-exclusive license with respect to certain Conformis patents. The payment of $15 million was made and received on October 15, 2021.

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

On May 8, 2020, we and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company or “Aetna” in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. The complaint alleges that Aetna has violated its duties under state and federal law, including the Employee Retirement Income Security Act. On March 31, 2021, the court dismissed our claims against Aetna, but allowed the individual plaintiff’s claims to survive. We filed an amended complaint based on discovery relating to the individual plaintiff's claims and proposed a settlement in three parts, including (1) a financial component, (2) full coverage when surgery involves a standardized knee implant, and (3) coverage for the costs of the procedure (but not the implant) when surgery involves a personalized knee implant. Aetna has yet to negotiate a settlement of our appellate claims.

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

The novel coronavirus (COVID-19) pandemic and the response to it have reduced demand for our products and negatively affected manufacturing and delivery timelines, and as a result we reduced our operations and production capacity, and these circumstances have had and are expected to continue to have a significant negative affect on our revenue.
In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. The future progression of the pandemic, including the scope, severity and duration of the pandemic, potential resurgences, the speed and effectiveness of vaccine and treatment developments, and the direct and indirect economic effects of the pandemic and containment measures, and its effects on our business and operations remain uncertain. We have experienced significantly decreased demand for our products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had, and is expected to continue to have, a significant negative effect on our revenue.

Such negative effects were most pronounced during the second quarter of 2020, when a significant number of hospitals were either closed for elective procedures or otherwise operating at significantly reduced volumes. Generally, we saw an increase in procedure volumes during the summer of 2020, as many regions were able to reopen for elective procedures, with an existing patient backlog.

However, in the United States and Germany, which are our major sales markets, estimated case counts increased in the fourth quarter of 2020 and peaked in January 2021. While worldwide case counts have declined since January, we saw a decline in elective procedures during the first quarter of 2021. In addition, case counts in Germany declined after January 2021 but then increased again in the second quarter. Germany case counts began to decline mid-way through the second quarter but the Company saw a decline in Germany elective procedures during the second quarter of 2021. In the United States, elective procedures have improved sequentially in the second quarter of 2021 over first quarter of 2021 consistent with the market. However, in the third quarter of 2021, we experienced higher levels of deferred and rescheduled knee and hip procedures as a result of the surge in COVID-19 cases associated with the Delta variant. We expect that these negative effects will continue in the near-term until infection rates decline further from their current level, and more of the population is vaccinated. The future progression of the pandemic remains uncertain, including with respect to new or potential variants. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

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

The pandemic has also negatively affected our manufacturing and delivery timelines, in part because of additional employee turnover at our manufacturing facility, and the difficulty of finding, hiring and training new employees on a timely basis. For example, the stringent manufacturing protocols that we follow require new manufacturing employees to receive substantial training to reach proper levels of work proficiency, and thus increased employee turnover during the pandemic has negatively affected our ability to maintain the same pace of manufacturing. In addition, employee turnover and tight labor conditions in the third-party shipping sector has contributed to an increased number of delays in the timing of products we manufacture reaching surgeon recipients. Collectively, these pandemic-related factors has made it more difficult for us to satisfy consumer demand for our products. To the extent these pandemic-related labor constraints continue, it could adversely affect our sales and profitability for the duration of time that such conditions continue.

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

 Date: 11/3/2021

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer

 Date: 11/3/2021

CONFORMIS, INC.

By:	/s/ Robert Howe
Robert Howe Chief Financial Officer (Principal Financial Officer)