Form 10-K
period 2021-12-31
Conformis Inc
filed 2022-03-02
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Capital Market as of such date) was $206,627,638. As of February 28, 2022 there were 185,559,112 shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
These forward-looking statements include, among other things, statements about:
•our estimates regarding the potential market opportunity and timing of estimated commercialization for our current and future products, including our iUni, iDuo, iTotal CR, iTotal PS, iTotal Identity, Identity Imprint, Conformis Cordera hip system, and the planned launch of our new hip stem and the cementless option of the Identity Imprint knee platform;
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
•anticipated continuing negative impacts related to the COVID-19 pandemic, including with respect to the magnitude of further resurgent case waves, the effectiveness of vaccines against current and future variant strains and public adoption rates of vaccines (including booster shots), and the actions that we have taken and are planning in response, including our ability to continue production and manufacturing activities at desired levels, the reliability of our supply chain, the pandemic’s effect on labor conditions, our ability to meet obligations and covenants under our loan agreements, the duration of decreased demand for our products, and whether or when the demand for elective surgery procedures will increase;
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

Risks Factors Summary

The following is a summary of the principal risk factors that make an investment in our common stock speculative or risky. Before you invest in our securities, you should read the following summary together with the more detailed description of material risks described under "Risk Factors" in Item 1A of this Annual Report and the other information contained herein.

Risks related to our financial position.
a.We have incurred losses in the past and expect to continue to incur losses in the future.
b.Our existing and any future indebtedness could adversely affect our ability to operate our business.

Risks related to our business, industry and competitive position.
a.We are transitioning our U.S. knee implant business to Identity Imprint™ and our new Image-to-Implant® Platinum Services℠ Program offering, which may expose us to new operational and regulatory risks.
b.We have derived more than half of our revenue from sales of a limited portfolio of knee and hip replacement products to a small number of customers.
c.We may not be successful in the development of, obtaining regulatory clearance or certification for, or commercialization of, additional products.
d.We face competition from large, well-established companies as well as new market entrants.
e.In order to become profitable, we will need to scale our business model considerably through increased sales.
f.The success of our products is dependent on our ability to demonstrate their clinical benefits.
g.We are subject to cost-containment efforts of hospitals and other medical facilities and group purchasing organizations.
h.Our revenues depend upon prompt and adequate coverage and reimbursement from public and private insurers and national health systems.
i.If we are unable to train orthopedic surgeons on the safe and appropriate use of our products or if trained surgeons do not continue to use our products, we may be unable to achieve expected growth.
j.We rely on a limited number of sales representatives and distributors to market and sell our products.

Global economic conditions may adversely affect our results of operations.
a.The COVID-19 pandemic continues to adversely affect our business.
b.Our sales and marketing depends on working relationships with research & development consultants and surgeons.
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
b.Our success depends on our ability to retain, attract, and motivate officers and other personnel.

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
e.Product liability lawsuits have been and may continue to be brought against us.

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
e.The barrier-free trade of medical devices between the European Union and Switzerland under the Mutual Recognition Agreement (MRA) ceased to apply from May 26, 2021, which adversely affect our financial results and our operations in Switzerland.

Risks related to other legal and compliance matters
a.We have been subject to securities class action litigation and may be subject to similar or other litigation in the future.
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

Risks related to our common stock
a.Our common stock could be delisted if we fail to maintain compliance with Nasdaq requirements.
b.The price of our common stock can be volatile and fluctuate substantially.
c.Our quarterly operating results are subject to substantial fluctuations.
d.Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
e.Provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by stockholders to replace or remove current management.
f.Exclusive forum provisions could discourage lawsuits against us and our directors and officers.
g.We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

ITEM 1. BUSINESS
Overview
We are a medical technology company and innovator in the orthopedic industry since our founding in 2004. In particular, we believe that we are a leader in the development, manufacturing, and sales of patient-specific products and instrumentation that are individually sized and shaped to fit each patient's unique knee and hip anatomy. The worldwide market for total knee and hip replacement products is approximately $17.1 billion annually. In the U.S., elective total joint procedures are shifting from hospitals to outpatient facilities and ambulatory surgery centers ("ASCs"). We believe that approximately 50% of all primary hip and knee procedures will be performed in ASCs within the next five years.

A key driver in the outpatient shift of orthopedic procedures is the ongoing changes by the Centers for Medicare & Medicaid Services ("CMS"). In recent years, CMS removed key musculoskeletal services from the inpatient-only list, including total knee arthroplasty in 2018 and total hip arthroplasty in 2020. CMS also continues to expand the ASCs covered procedure list, including total knee arthroplasty in 2020 and total hip arthroplasty in 2021. Additionally, the COVID-19 pandemic has fueled efforts to reduce risk and lengths of stay which further accelerated the shift of procedures to outpatient facilities. In addition, as healthcare costs rise, governments, including CMS, are looking to reduce their healthcare expenditures markedly through reimbursement reductions and cost-shifting to patients.

As patients assume more of their overall healthcare costs, we believe that they are increasingly seeking treatment options that are tailored more closely to their individual needs. We have observed that this movement in healthcare consumerism appears to have accelerated and evolved during the COVID-19 pandemic. As one of the more important decisions individuals have to make, we believe that patients want more from the healthcare industry and are willing to pay out-of-pocket for premium products and services. With this healthcare consumerism on the rise, Conformis is evolving its portfolio and business model to address these changing market dynamics.

On January 6, 2022, we announced the launch of our new Image-to-Implant® Platinum Services℠ Program, a premium service offering for the U.S. market. New to orthopedics, this program addresses the rapidly evolving demands of the healthcare marketplace where generic products are being commoditized and patients are increasingly willing to pay a premium for personalized treatment options. As of January 6, 2022, new U.S. customers will only be able to purchase our fully personalized iTotal Identity knee system through participation in our Image-to-Implant Platinum Services℠ Program. We expect to transition all existing customers to the new program by September 1, 2022.

Both Medicare and most commercial payors permit patients to pay out-of-pocket for non-covered, deluxe services. Through the Image-to-Implant® Platinum Services℠ Program, Conformis is bringing this approach to orthopedics by enabling participating medical facilities to establish and offer patients in the U.S. an out-of-pocket upgrade to obtain the Company’s fully personalized iTotal Identity™ knee system. Combined with its standardized Identity Imprint™ knee system, Conformis now addresses multiple U.S. market segments within knee arthroplasty:

•the Identity Imprint™ knee system provides a data-informed high-quality knee implant system that provides a level of personalization through its patient-specific instruments ("PSI") and proprietary algorithms for pre-surgical planning, but is only available in pre-designed standard sizes, all at a price comparable to customary standard off-the-shelf options; and

•the Image-to-Implant® Platinum Services℠ Program, gives patients in the United States the opportunity to upgrade to a fully-personalized iTotal Identity™ knee implant system by paying an incremental deluxe services fee.

As of December 31, 2021, we had sold a total of more than 137,000 knee implants worldwide, including more than 111,000 total knee implants and 26,000 partial knee implants. In multiple clinical studies, iTotal CR, our personalized cruciate-retaining total knee replacement implant, demonstrated superior clinical outcomes, including better function, including kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or “off-the-shelf,” implants that it was tested against. On August 16, 2021, the first procedure was performed using the Identity Imprint knee replacement system. Identity Imprint, available in both cruciate retaining ("CR") and posterior stabilized ("PS") implants, utilizes a proprietary algorithm to select the appropriate implant size from 12 standard sizes that most closely meets the geometric and anatomic requirements of the patient’s knee based on the individual’s CT scan. As with Conformis’ personalized iTotal knee product line, Identity Imprint uses Conformis’ sterile Surgery-in-a-Box delivery system, which we believe provides ASCs and hospitals with greater procedural efficiency and improved sterilization cost savings over comparable systems. With the growing interest in our Identity Imprint system from ASC customers, we have prioritized applying cementless technology to our Identity Imprint system. We anticipate a limited commercial launch of the Identity Imprint cementless option in late 2022.

On November 11, 2019, we entered full commercial launch of the Conformis hip system. In September 2020, we announced the Cordera hip system, and in December 2020, we commenced the U.S. commercial launch of the Cordera Match hip system. We are planning for a limited commercial launch of a second hip stem within our hip portfolio by mid-2022. This will be a shorter stem conducive to the popular direct anterior approach and be offered in the most common standard sizes.
As of January 31, 2022, we own or exclusively in-license a total of approximately 326 issued patents and pending patent applications that cover personalized implants and patient-specific instrumentation, or PSI, for all major joints and other elements of our iFit technology platform. Our intellectual property portfolio includes 137 issued United States patents, 134 patents issued in countries outside the United States, and 55 patent applications worldwide. See "Note H—Commitments and Contingencies—Legal Proceedings" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for information regarding our patent litigation.
All of our currently marketed knee and hip replacement products and related design software have been cleared by the U.S. Food and Drug Administration (the "FDA") under the premarket notification process of Section 510(k) of the federal Food, Drug, and Cosmetic Act (the "FDCA"). We have received CE Certificates of Conformity allowing us to affix the CE Mark on several of our personalized knee products.

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

An estimated 33 million people in the United States and over 500 million people worldwide suffer from osteoarthritis. Compelling demographic trends, such as the growing population of aging yet active individuals and rising rates of obesity, are expected to be key drivers in the continued growth of osteoarthritis occurrence. The National Institutes of Health (the "NIH") projects that by 2030, at least 70 million people in the United States will be 65 years or older and will be at high risk of developing osteoarthritis. Osteoarthritis is more common in adults over the age of 50, but the condition and precursors of the condition can be observed much earlier. For moderate to advanced cases of osteoarthritis, a surgical procedure may be required to replace the damaged joint. During this joint replacement, or arthroplasty, procedure, a surgeon removes the damaged bone in the affected joint and inserts an implant as a replacement. The joint implant may replace all of the principal components of the joint, in which case the procedure is referred to as a total joint replacement, or may replace only a portion of the joint, in which case the procedure is referred to as a partial joint replacement.
Joint replacement market
According to the Orthopaedic Industry Annual Report for the 2021 calendar year, which was published in June 2021 by Orthoworld Inc., (the "2021 Orthoworld Report"), worldwide sales of joint replacement products, including replacements for knees, hips, shoulders, elbows, wrists, ankles and digits outside of trauma, exceeded $17.1 billion in 2020 and are expected to grow to approximately $21.7 billion by the end of 2023.

The 2021 Orthoworld Report estimated that worldwide sales of knee replacement products totaled approximately $7.9 billion in 2020, and the United States represented approximately 65% of total estimated worldwide sales of such products.

According to the 2021 Orthoworld Report, worldwide sales of hip replacement products in 2020 totaled approximately $7.1 billion, and the United States represented approximately 59% of the total estimated worldwide hip replacement sales.
The market for joint replacements extends beyond knee and hip replacements. For example, the treatment of osteoarthritis in the extremities, including the shoulder, elbow, wrist, ankle and digits, may involve the replacement of the affected joint. According to the 2021 Orthoworld Report, the worldwide extremities joint replacement market in 2020 was estimated at $2.2 billion.

The Conformis solution
With the rise of healthcare consumerism and the shift in procedures to ASCs, we believe we have a unique product offering and premium service program that can create an opportunity to disrupt the large, existing market for off-the-shelf orthopedic implants. Conformis now addresses multiple market segments within knee arthroplasty:

•the Identity Imprint™ knee system provides a data-informed high-quality knee implant system that provides a level of personalization through its PSI and proprietary algorithms for pre-surgical planning, but is only available in pre-designed standard sizes, all at a price comparable to customary standard off-the-shelf options; and

•the Image-to-Implant® Platinum Services℠ Program gives patients in the United States the opportunity to upgrade to a fully-personalized iTotal Identity™ knee system by paying an incremental deluxe services fee.
For our personalized knee products, we use our proprietary iFit Image-to-Implant technology platform to design and manufacture implants that are precisely sized and shaped to fit the unique three-dimensional curvatures of each patient's knee. For all our knee replacement solutions, we offer single-use patient-specific instrumentation, which we refer to as iJigs. We believe our proprietary iFit and iJig technology platform is applicable to all major joints.
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

•iFit Just-in-Time Delivery, our just-in-time manufacturing and delivery capabilities. We manufacture the personalized replacement implants and iJigs to order and do not maintain significant inventory of finished products. We deliver the personalized replacement implants and iJigs to the hospital, ASC or other medical facility in advance of the scheduled arthroplasty procedure.

Key benefits of the iTotal and iTotal Identity Systems
We use our iFit technology platform to develop personalized joint replacement systems and single-use surgical instruments. We believe that our personalized joint replacement implants offer significant benefits to patients, surgeons, hospitals, ASCs and other medical facilities that are not afforded by competitive off-the-shelf implants.
•For the patient. We believe that our individualized approach offers better clinical outcomes when compared to off-the-shelf implants based on the following measures:

•Better fit.  Using our proprietary algorithms and computer software, we design our personalized knee and hip implants to restore the patient's own native anatomy. As a result, we believe that our implants fit better and regain better function, thereby helping to minimize pain and maintain the integrity of the implant.

•Faster recovery.  We believe an individual fit requires less bone and soft tissue removal by the surgeon, resulting in less bleeding and swelling within the knee and shortened recovery times.

•Better function.  We design and/or plan our implants to match the patient's anatomy to provide a more stable, natural feeling joint. With our personalized knee implant products, we match the patient’s natural "J" curves, corrected for deformities caused by osteoarthritis, preserve the patient's medial and lateral joint lines, and minimize up-and-down rocking and lift-off of the patient's condyles during normal knee movement.

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

•For the surgeon.  We believe that our solution offers an improved surgical procedure and greater efficiencies for surgeons when compared to knee and hip replacements with off-the-shelf implants based on the following measures:

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
•Fewer post-operative issues.  We believe our personalized knee implants reduce the number of post-operative issues. Our review of a retrospective study of 248 patients who had undergone a total knee replacement, published in the peer-reviewed journal Arthroplasty Today in 2017 (the "2017 AT Study") indicates that patients who received an iTotal CR had significantly lower transfusion rates (p=0.005) and adverse event rates at discharge (p=0.003) and at 90 days post-discharge (p=0.023) than patients who received an off-the-shelf total knee replacement implant. We provided financial support for this study. At the time of this study, one of the authors of this study was a paid consultant to us.

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

•For the hospital, ASC or other medical facility.  We believe that our implants provide a better economic outcome for hospitals or other medical facilities through:

▪Improved implant and instrument management and reduced sterilization costs.  As a result of our just-in-time delivery model, we ship our knee and hip implants and iJigs to the hospital or other medical facility in advance of the procedure, reducing the need to store implants and instruments in the hospital or other medical facility. Our hip and knee replacement joint products are delivered directly to the medical facility in a single, sterile, patient-labeled kit, eliminating the need for surgery centers to stock excess inventory for each surgical procedure. Unlike traditional off-the-shelf systems for both knee and hip, our systems require little to no re-useable instrumentation due to the use of 3D printed iJigs as well as 3D printed intra-operative sizing trials. We estimate that a total knee replacement procedure using an off-the-shelf implant requires approximately 6 to 8 double-tiered instrument trays and a hip replacement procedure using an off-the-shelf implant requires approximately 5 to 7 double-tiered instrument trays, which must be cleaned, sterilized and stored between procedures at significant cost to the hospital or other medical facility. A knee replacement procedure using our product requires only one tray of reusable instruments and a hip replacement procedure using our Conformis Hip System uses only 2 trays of reusable instruments. As a result of our just-in-time delivery approach and the reduction in the requirements for reusable instruments in procedures using our products compared to traditional off-the-shelf implants, we believe our products meaningfully reduce a hospital's or other medical facility’s instrument cleaning, sterilizing and storage costs.

•Improved productivity in the OR.  We believe that the iJigs we provide with our implants eliminate many of the intraoperative sizing steps and reduce the number of positioning steps necessary with off-the-shelf products. In addition, our approach of delivering a single-package with pre-sterilized, single-use instruments allows for a more streamlined and efficient operating room through quick and easy set up and tear down. As a result, we believe that knee and hip replacements with our knee and hip implants can improve turnaround times with the potential for more procedures to be completed within the same amount of time and for hospitals or other medical facilities to generate additional revenue.

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

•Economic Savings. We believe that our technology offers the potential of significant economic savings to hospitals or other medical facilities and payors. For example, the 2017 AT Study compared adverse events rates and cost of care for total knee arthroplasty patients treated with either personalized individually made implants or off-the-shelf implants. In that study, the total average real hospital costs between the personalized implant and off-the-shelf groups were nearly identical (customized implant $16,192 vs OTS $16,240), suggesting that patients with customized implants received improved hospital outcomes at no additional cost to the hospital. However, risk-adjusted per patient total cost of care showed a net savings of $914 per patient for the customized implant group for bundle of care, including the preoperative computed tomography scan, total knee arthroplasty hospitalization, and discharge disposition. Follow-up care costs demonstrated a savings of $1,313 per patient. Additionally, a retrospective study that we funded reviewed over 4,000 Medicare patients who had undergone total knee replacement, was published in the peer-reviewed journal Orthopaedic Proceedings in October 2018, indicated that the cost of care over a 12-month total episode of care was, on average, $1,697 lower for patients who received our personalized implants compared to patients who received off-the-shelf total knee implants. An abstract presented at the Orthopaedic Research Society 2021 Meeting demonstrated that Conformis iTotal, when compared to two competitive off-the-shelf implants, showed lower direct costs by more than $1,000 versus each off the shelf comparator knee.

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

Our strategy
To capitalize on the shift of elective total joint procedures from hospitals to outpatient facilities and ASCs and to address changing demands of the U.S. marketplace, we have evolved our portfolio and business model to seek to capture greater market share. Key elements of our strategy are to:

•Increase adoption of Identity Imprint™. In August 2021, the first procedure was performed using the Identity Imprint knee replacement system. Identity Imprint, available in both CR and PS implants, provides a data-informed high-quality knee implant system that provides a level of personalization through its PSI and proprietary algorithms for pre-surgical planning that selects the implant size from 12 standard sizes that most closely meets the geometric and anatomic requirements of the patient’s knee based on the individual’s CT scan. Identity Imprint is offered in a variety of standard sizes and was designed based on our extensive library of individual CT scans. Identity Imprint uses Conformis’ iJig technology and sterile Surgery-in-a-Box delivery system, which provides hospitals and ASCs with greater procedural efficiency and improved sterilization cost savings over comparable systems. Identity Imprint retains many of the benefits of our personalized knee products while reducing the delivery lead time and offering more intra-operative flexibility through standard poly insert options.

•Offer patients greater choice through the introduction of Image-to-Implant® Platinum Services℠ Program. The Image-to-Implant® Platinum Services℠ Program is our new U.S. services program through which medical facilities and patients can obtain a fully personalized iTotal Identity knee system as a deluxe upgrade.

Both Medicare and most commercial payors permit patients to pay out-of-pocket for non-covered, deluxe services. Just as patients can pay extra for a private hospital bed or for a premium intraocular lens, our Image-to-Implant® Platinum Services℠ Program brings a first-of-its-kind premium pricing structure to orthopedics. We believe that the Image-to-Implant® Platinum Services℠ Program will be a success given today’s market dynamics based on the following:

•there is no upfront investment or cost to the provider to enroll in this upgrade program;
•surgeons can offer personalization to patients as a shared clinical decision;
•medical facilities can choose to charge patients an out-of-pocket fee for the Image-to-Implant® Platinum Services℠ Program that may include an incremental margin above their cost; and
•lastly, as part of the upgrade, Conformis will now provide patients a five-year limited warranty from the date of index surgery, underscoring our commitment to both manufacturing quality and superior clinical outcomes.

Based on the market research that has been performed, we believe that in the long term, approximately one third of primary knee arthroplasty patients will be willing to pay an out-of-pocket premium for a personalized knee implant.

As of January 2022, new U.S. customers are only able to offer patients the Identity Imprint system and, if they elect, the Image-to-Implant® Platinum Services℠ Program. We are working with our existing customers to transition them to Identity Imprint and the new Image-to-Implant® Platinum Services℠ Program. We expect that by September 1, 2022, all of our existing U.S. customers will be transitioned to, or enrolled in, the new model. After that date, customers in the United States will only be able to purchase a fully personalized iTotal Identity knee system through our Image-to-Implant® Platinum Services℠ Program.

•Adapt our sales & marketing approach to address the business needs of ASCs. Traditionally, device companies focused their marketing efforts primarily on surgeons. However, with the shift in orthopedic procedures to the outpatient setting, supply chain leaders and facility administrators now have a wider scope of influence and are looking for partners that can provide effective solutions to support their business operations. In addition, many surgeons are owners of ASCs, resulting in a heightened awareness of the economics of their device selections. In response to this changing market, we have adapted our sales approach and marketing messages to clearly communicate our unique value proposition with our innovative product offering, differentiated deluxe services program, and unique delivery model. In addition, we have deployed focused resources to engage ASCs at the local level, thus creating more opportunities to advance our product and service offering within this segment.

•Broaden our hip portfolio by launching additional complementary standard implants. In December 2020, we commenced the commercial launch of the Cordera™ Match Hip System. The Cordera™ Match Hip System is an uncemented, primary total hip replacement system composed of femoral and acetabular components. Unlike the Conformis Hip System, the Cordera™ Match Hip system combines a standard stem with a personalized surgical plan and best-in-class patient-specific instrumentation.

We are planning for a limited commercial launch of a second hip stem within our hip portfolio, which we expect to add by mid-2022. This will be a shorter stem conducive to the popular direct anterior approach and be offered in the most common standard sizes.

•Expand our manufacturing processes to support the requirements of the new product offering. With the commercial introduction of Identity Imprint, we are expanding our manufacturing operations to support the business requirements that are associated with producing and delivering standard sized implants, while maintaining our unique Surgery-in-a-Box delivery model. In the short term, the expansion of our product portfolio has added complexity to the computer-aided design ("CAD" or "CAD designs") process, the management of our supply chain, and warehouse logistics. Over the longer term, as we continue to add capabilities across our operations, we will be better positioned to address the unique product demands of the marketplace, which in turn will provide us with an important competitive advantage.

•Enhance our patent portfolio and continue to exploit our patent position.  As of January 31, 2022, we own or exclusively in-license a total of approximately 326 issued patents and pending patent applications that cover personalized implants and PSI for all major joints and other elements of our iFit technology platform. See "Note H—Commitments and Contingencies" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for information regarding our patent litigation.

Our products
Knee replacement products
We offer a broad line of primary knee replacement implants, both partial and total. Some of our products are standard products and others are personalized through proprietary software and services to fit individual patients. Historically we have been a personalized knee implant only manufacturer. However, with the introduction of our Identity Imprint platform we offer a total knee replacement system that is available in a range of standard sizes. Surgeons use our family of knee implants to treat mild to severe osteoarthritis of the knee. All of our knee replacement products and related design software have been cleared by the FDA under the premarket notification process of Section 510(k) of the FDC. We also have received CE Certificates of Conformity allowing us to affix the CE Mark to all mentioned products in Europe and applicable geographies for our legacy devices including iUni, iDuo, iTotal CR and iTotal PS. We are currently working on obtaining CE Certification under the new EU Medical Device Regulations (MDR) for our newest product offerings.We typically deliver our knee replacement implants and iJigs, together with our iView pre-surgical planning tool, to the hospital or other medical facility in pre-sterilized packaging in advance of the scheduled arthroplasty procedure.
Hip replacement products
We offer a line of primary hip replacement implants, including stems, heads, liners and acetabular cups. Some of our hip products are standard products and others are personalized through proprietary software and services to fit individual patients. We typically deliver our hip replacement implants together with iJigs, and with our iView pre-surgical planning tool to the hospital or other medical facility in pre-sterilized packaging in advance of the scheduled arthroplasty procedure. However, our hip system standard components may also be used without iJigs or an iView. Currently our hip replacement products are only available in the USA.
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

We believe the introduction of the Conformis Hip System will provide synergies with our existing line of knee implants because most surgeons who perform knee replacements also perform hip replacements and knee and hip replacement implants are sold through the same distribution channels. We also believe our surgical plan and improved surgical technique for hip arthroplasty will attract surgeons who are not current customers. Thus, we believe that the Conformis Hip System complements our existing product line and will allow us to expand our customer base, sales force and distribution channels.
Cordera Hip System
In addition to the patient-specific Conformis Hip System, we received FDA 510(k) clearance on August 28, 2019 for an off-the-shelf Cordera Hip System, and FDA 510(k) clearance on September 24, 2020 for an expansion to the Cordera™ Hip System which may incorporate a personalized surgical plan and patient specific instruments. The Cordera Hip System, is an uncemented, primary total hip replacement composed of femoral and acetabular components. The stems are offered in the same sizes as the patient-specific system and come in two standard neck angles and two standard neck lengths. Combined with our existing head and acetabular cup line, we can offer a standard off-the-shelf system, with or without surgical pre-planning and without the wait for personalization. The Cordera Hip System similar to standard off-the-shelf systems, does not offer personalized neck lengths, neck angles or versions. In December 2020, we commenced the U.S. commercial launch of the new Cordera™ Match Hip System, one of multiple planned product extensions featuring the Cordera™ Hip System. The Cordera™ Match Hip System is implanted utilizing a surgeon-approved, personalized iView and patient-specific iJigs.

Our proprietary iJigs
Our iJigs are personalized, single-use, patient-specific instrumentation. The iJigs we deliver with our joint replacement products include the guides and instruments the surgeon requires to remove the bone and soft tissue necessary to fit our personalized and standard implants to the patient. We believe that providing our iJigs with our implants enables a more accurate, reproducible and simplified surgical procedure by reducing the number of steps and increasing the precision of the alignment.

In a traditional off-the-shelf procedure, the surgeon must have a large number of reusable instruments available because the surgeon does not know in advance the appropriate implant size and which bone cuts and other tissue removal will be necessary to prepare the patient to receive the off-the-shelf implant. A knee replacement procedure performed using our implants and iJigs requires only one tray of reusable instruments, which we provide to the hospital or other medical facility, as compared to a knee replacement procedure using a traditional off-the-shelf implant, which requires approximately 6 to 8 double-tiered, reusable instrument trays, which the off-the-shelf manufacturer provides to the hospital or other medical facility. A hip replacement procedure performed using our implants and iJigs requires only 2 trays of reusable instruments, which we provide to the hospital or other medical facility, as compared to a hip replacement procedure using an off-the-shelf implant, which requires approximately 5 to 7 double-tiered, reusable instrument trays, which the off-the-shelf manufacturer provides to the hospital or other medical facility. We provide our implants with a full set of iJigs in a single package. Our iJigs arrive sterile and are discarded after use.
Human Capital Resources
Our key human capital objectives in managing our business include attracting, developing and retaining top talent while integrating diversity, equity and inclusion principles and practices into our core values.
Employees
As of January 31, 2022, we had 310 full-time employees, 31 of whom were engaged in sales and marketing, 40 in research and development, 166 in manufacturing and service, 38 in regulatory, clinical affairs and quality activities and 35 in general administrative and accounting activities. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

Talent Development
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

Diversity and Inclusion

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

Competitive Compensation and Benefits
We believe in offering our valuable workforce a comprehensive benefits package with rich plan designs and competitive premiums. Some of our offerings include paid time-off with tenure based accrual, paid volunteer time-off, 401(k) plan with company match, medical insurance, dental insurance, vision insurance, and annual on-site flu shots, eye exams, and dental exams.

Safety and COVID-19
We take the health and safety of our employees seriously. With the spread of COVID-19 we must remain vigilant in mitigating the effects of the outbreak. In order to be safe and to maintain operations, we have developed and implemented a comprehensive COVID-19 Safety Policy throughout all of our facilities and operations. Our policy includes guidelines for face coverings, cleaning & disinfecting, general hygiene, and the monitoring of cases in our workforce.

Clinical studies
In evaluating the clinical and economic benefits of our personalized knee implants, we consider results obtained from studies sponsored by us, conducted by orthopedic surgeons who are paid consultants to us and conducted independently by orthopedic surgeons, including studies that compare our personalized knee implants with off-the-shelf knee implants. As of January 31, 2022, there have been more than 35 peer-reviewed journal articles and numerous abstracts either presented or accepted for presentation at conferences reporting on the results of clinical studies of our personalized knee implants. Of the published or presented studies known to us that compared our knee replacement product to an off-the-shelf product, most reported either that the performance of our knee replacement product was superior to an off-the-shelf product on the reported measures or that there were no statistically significant differences detected between the performance of our knee replacement product and an off-the-shelf knee replacement product on those measures.

Sales and marketing
We market and sell our products in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Spain, Portugal, the Netherlands, Belgium, the Dutch Antilles, Suriname, Australia, the United Arab Emirates, the Sultanate of Oman, Italy, Poland and other markets. We expect that our international activities will increase over the foreseeable future as we continue to pursue opportunities in additional international markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated results of operations—Product revenue" in this Annual Report on Form 10-K for a summary of product revenue by geography. We market our products to orthopedic surgeons, hospitals and other medical facilities, including ASCs, and patients. As part of our new business model, in the US, we also offer full-personalization as a premium service and additional revenue stream. We expect to expand the size of our sales and marketing capabilities by entering into additional independent sales and distributor representative arrangements in key territories in the US and abroad.

We offer technical and product focused training programs for our direct sales, independent sales and distributor representatives. We have designed these programs to provide the entire sales force with technical expertise and product knowledge so they may more effectively represent and market our products to surgeons, hospitals and other medical facilities. We believe we offer a simplified surgical technique and delivery model with the use of our products that may reduce the need for our sales representatives to spend time in the operating room during a procedure when compared to the traditional model with the off-the-shelf implant manufacturers. This potentially will allow our sales representatives to spend more time on new customer growth opportunities.

Our surgeon users appreciate the clinical and economic benefits, including increased patient satisfaction, operating room efficiencies and lower adverse event rates, that our products have been demonstrated to offer. In addition, we believe surgeons will increase their interest in the additional patient surgical planning information and improved surgical efficiencies provided by our Conformis Hip Systems. We believe hospitals and other medical facilities, including ASCs, will increase their focus and attention on the economic benefits that our products offer, such as fewer instrument trays to manage, clean and sterilize, reduced operating room time, faster operating room set up and breakdown time and lower adverse event rates. We believe patients are interested in returning to daily activities quickly, better long-term satisfaction, and will be attracted to our personalized approach. To engage them, we employ direct-to-consumer marketing, primarily through patient testimonials, social media, search engine marketing, referral campaigns, online, radio and television news reports.

In the United States, we focus our commercial efforts by targeting surgeons and facilities that have the most regional favorable trends such as procedure volumes, surgeon density, and other factors. Part of our commercial strategy is offering the full personalization as a premium upgrade service that is paid by the patient out of pocket. We believe facilities will be interested in this service as a way to increase patient choices and drive increased surgical economics and patient demand. To support these efforts, we offer a comprehensive menu of marketing opportunities to partner with these facilities to increase patient and referral awareness in these markets. Globally, we look for markets with a high volume of total knee replacements, favorable reimbursement characteristics and an historical openness to advanced technologies.

Research and development
Our internal research and development efforts are focused on continued innovation to develop implants for the knee and hip and to assess the application of our iFit technology platform to other major joints.
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

Our team of 40 full-time research and development employees has extensive experience in biomechanical engineering, manufacturing engineering and software engineering and development. A portion of our research and development activities involves the development of proprietary algorithms and computer software that underpins our entire technology platform. For the years ended December 31, 2021, and 2020, company-sponsored research and development expense was $14.8 million, and $11.9 million, respectively.
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
Our design services include the production of unique, individualized, CAD designs on a per-patient basis either in-house and/or through a third party in India. We use the result of these CAD design services to direct a majority of our product manufacturing efforts. As part of our manufacturing cost reduction efforts we have implemented, in 2017 and 2018, we continued transitioning our in-house CAD labor force to the third party in India and, at the end of 2020, we opened an office in India with a CAD team. We manufacture all of our PSI, including iJigs, tibial trays used in our total knee implants, polyethylene tibia tray inserts for our total knee implants, at our facility in Wilmington, Massachusetts. In 2017, we completed the purchase of certain assets and assumed certain liabilities of Broad Peak Manufacturing, LLC or BPM in Wallingford, Connecticut. Our femoral implant components are polished and passivated at our facility in Wallingford, Connecticut. We outsource the production of the femoral and other implant components to third-party suppliers. Our suppliers make our personalized implant components using the CAD designs we supply.
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
In the future, if and as the volume of our product sales increases, we expect to take the following steps in connection with our manufacturing activities:

•develop new versions of our software used in the design of our joint replacement implants, which we believe will reduce costs associated with the design process;

•continue to increase the amount of CAD design activities performed at our India facility to reduce the manufacturing costs associated with the CAD portion of our process; and

•obtain more favorable pricing of certain components of our products manufactured for us by third parties.

We also plan to explore other opportunities to reduce our manufacturing costs.

iFit 3D printing
We believe that 3D printing is especially suited for production of our PSI. We focus on 3D printing as a key element of our manufacturing because we believe it enables fast, cost-effective, and scalable processes that will deliver high quality PSI. As a result, 3D printing plays a key role in our manufacturing operations.
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
We and our suppliers are subject to extensive regulation by the FDA under its Quality System Regulation, or QSR. The QSR requires manufacturers to establish and follow quality systems consistent with the QSR framework to ensure that their products consistently meet applicable requirements and specifications. In accordance with the QSR framework, we have validated and/or verified the processes used in the manufacturing and testing of our devices. Our Wilmington and Wallingford manufacturing facilities are FDA registered, and we believe that they are compliant with the FDA's QSR. Our quality management system is regularly audited by the Notified Body BSI Group The Netherlands B.V. (“BSI”) against the International Standards Organization (“ISO”) Standard 13485 and the quality system requirements of the EU MDD. Compliance with the ISO 13485 Standard permits us to benefit from a presumption of conformity with quality system requirements laid down in the EU MDD and, in the future, the MDR, as applicable. We are subject to periodic, announced and unannounced inspections by BSI, the FDA, and other governmental agencies. We continue to monitor our quality system and management efforts in order to maintain our overall level of compliance. See "Regulatory requirements" below.
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
We typically seek patents on inventions relating to implants and iJigs, and on their methods of manufacture. We generally file patent applications in the United States, the major markets in the EU, and in select other commercially important countries. We typically rely on trade secret protection for our proprietary algorithms that we use to design implants and iJigs.
Patent rights

As of January 31, 2022, we owned or exclusively in-licensed 271 issued patents around the world, including 137 patents issued in the United States and 134 foreign patents.
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

As of January 31, 2022, we owned or exclusively in-licensed 55 patent applications, including 19 patent applications pending in the United States and 36 foreign patent applications.
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

•advancements in implant design applicable to both personalized and non-personalized systems;

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
Patent litigation
See Part I, Item 3, Legal Proceedings of this Annual Report on Form 10-K.
Licenses to others
License agreement with MicroPort
In 2015, we entered into a worldwide license agreement with MicroPort. Under the terms of this license agreement, we granted a perpetual, irrevocable, non-exclusive license to MicroPort to use patient-specific instrument technology covered by our patents and patent applications with off-the-shelf implants in the knee. This license does not extend to patient-specific implants. This license agreement provides for the payment to us of a fixed royalty at a high single to low double digit percentage of net sales on PSI and associated implant components in the knee, including MicroPort's Prophecy PSI used with its Advance and Evolution implant components. This license agreement also provided for a single lump-sum payment by MicroPort to us of low-single digit millions of dollars upon entering into the license agreement, which has been paid. This license agreement will expire upon the expiration of the last to expire of our patents and patent applications licensed to MicroPort, which currently is expected to occur in 2031.
License agreement with Wright Medical
In 2015, we entered into a non-exclusive, fully paid up, worldwide license agreement with Wright Medical Technology, Inc. ("Wright Medical"). Under the terms of this license agreement, we granted a perpetual, irrevocable, non-exclusive license to Wright Medical to use patient-specific instrument technology covered by our patents and patent applications with off-the-shelf implants in the foot and ankle. This license does not extend to patient-specific implants. This license agreement provided for a single lump-sum payment by Wright Medical to us of mid-single digit millions of dollars upon entering into the license agreement, which has been paid. This license agreement will expire upon the expiration of the last to expire of the patents and patent applications licensed to Wright Medical, which currently is expected to occur in 2027.
License agreement with Smith & Nephew
In 2018, we entered into a worldwide license agreement with Smith & Nephew. Under the terms of this agreement, we granted a perpetual, irrevocable, non-exclusive license to Smith & Nephew to use patient-specific instrument technology covered by our patents and patent applications with off-the-shelf implants. With respect to knee implants, Smith & Nephew agreed to pay a single lump-sum payment of $10.5 million upon entering into the license agreement, which has been paid. Smith & Nephew also agreed to pay to us a fixed royalty at a high single to low double digit percentage of net sales on any future sales of PSI for use with off-the-shelf implants for joints other than knees. Additionally, under this agreement, we granted a perpetual, irrevocable, non-exclusive license to Smith & Nephew to use certain knee implant technology covered by our patents and patent applications with off-the-shelf implants in the knee. Smith & Nephew granted to us a worldwide, perpetual, irrevocable, non-exclusive license to certain patents and patent applications owned by Smith and Nephew and certain patents and patent applications exclusively licensed by Smith & Nephew from Kinamed covering knee replacement implants and instruments in connection with the sale of patient-specific implants. No payment was due from us to Smith & Nephew. The rights granted by us to Smith & Nephew under this license do not extend to any uses associated with patient-specific implants, and the rights granted by Smith & Nephew to us do not extend to any uses associated with off-the-shelf implants.
License agreement with Stryker

On September 30, 2019, we entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics ("Stryker"). In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the agreements, we agreed to sell and license to Stryker certain assets relating to our patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's off-the-shelf non-personalized knee implant offerings. We received $14 million upfront and the right to receive up to an additional $16 million in milestone payments under the License Agreement and the Development Agreement. As of December 31, 2021, we had successfully completed the third of three milestones with Stryker and received $11.0 million, for a total aggregate received of $16.0 million for achievement of these milestones. Under the long-term Distribution Agreement, we supply patient-specific instrumentation to Stryker.

License and settlement agreement with Zimmer

On May 22, 2020, we entered into a Settlement and License Agreement, with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC (collectively, "Zimmer Biomet") pursuant to which the parties agreed to terms for resolving then existing patent disputes. Under the Settlement and License Agreement, we and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties, we granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of our patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants, and Zimmer Biomet granted us a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for our implants and PSI for the knee. Under the agreement, Zimmer Biomet was required to pay us a total of $9.6 million in installments through

January 15, 2021, and all such payments were made and received by such date. No payment was due from us to Zimmer Biomet under the agreement.
License agreement with Paragon 28
On April 8, 2021, the Company entered into a license agreement (the “License Agreement”) with Paragon 28, Inc. ("Paragon 28"), granting Paragon 28 a non-exclusive license under a subset of the Company's U.S. patents for the use of PSI with off-the-shelf implants in Paragon 28’s APEX 3D Total Ankle Replacement System. In consideration for the license, the Company received $0.5 million upon execution of the License Agreement, another $0.5 million in October 2021, and may receive an additional $0.5 million from Paragon 28 before April 8, 2022. In connection with this License Agreement, the Company recognized revenue of $1.0 million during the quarter ended June 30, 2021. The remaining $0.5 million was excluded from the transaction price, given that it is contingent on a future event that was not probable as of December 31, 2021.

License and settlement agreement with Stryker and Wright Medical

On June 30, 2021 the Company entered into a settlement and license agreement (the “Settlement and License Agreement”) with Stryker, Wright Medical, and Tornier, Inc. (“Tornier” and, collectively with Stryker and Wright Medical, the "Stryker Parties"), pursuant to which the parties agreed to terms for resolving all of their existing patent disputes. In consideration of the licenses, releases, covenants and other immunities granted by the Company to the Stryker Parties, the Stryker Parties were required to make a one-time payment to the Company of $15.0 million no later than October 15, 2021. The agreement provided for the grant of the licenses, covenants-not-to-sue, releases, and other deliverables upon execution of the contract. These individual rights are not accounted for as separate performance obligations as (i) the nature of the promise, within the context of the agreement, is to transfer combined items to which the promised rights are inputs and (ii) the Company's promise to transfer each individual right described above to the Stryker Parties is not separately identifiable from other promises in the agreement. As a result, the Company accounts for the promises in the Settlement and License Agreement as a single performance obligation. The Stryker Parties legally obtained control of the license and other rights upon execution of the contract. As such, the earnings process is complete and revenue was recognized upon the execution of the contract, when collectability became probable and all other revenue recognition criteria had been met within the scope of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). In connection with the Settlement and License Agreement, the Company recognized revenue of $15.0 million during the quarter ended June 30, 2021 and payment in the same amount was received from the Stryker Parties on October 15, 2021. See “Note H—Commitments and Contingencies, Legal proceedings” for further discussion of the Stryker Parties settlement.

Trademarks
As of January 31, 2022, we have filed 142 trademark registrations in the United States and in other major markets worldwide, including the following marks: Conformis, iFit, iTotal, iDuo, and iUni. We have 1 trademark application pending worldwide.
Competition
The joint replacement industry is intensely competitive, subject to rapid change and sensitive to the introduction of new products or other market activities of industry participants. We face competition from many different sources, including major medical device companies.
We compete with several large, well-known companies that dominate the market for orthopedic products, principally Zimmer Biomet, Stryker, DePuy Synthes, Inc., and Smith & Nephew, Inc. These competitors have significantly greater financial resources, larger sales forces and networks of distributors, a greater number of established relationships, some of which may be exclusive, with key orthopedic surgeons, hospitals and other medical facilities, third-party payors, and independent sales representatives and distributors. These companies also compete with us in acquiring technologies complementary to, or necessary for, the development of our products and recruiting and retaining qualified scientific, engineering and management personnel.
We also compete with numerous other small to mid-sized companies that are developing and marketing competitive joint replacement products, as well as companies exploring alternatives to joint replacement such as biologic injections and cartilage repair systems.
We believe that the principal factors on which we compete with others in our market include:

•the expertise and clinical history of designing, manufacturing, delivering and implanting patient specific instrumentation and implants;

•the ability to introduce innovative products that are differentiated from competitors' offerings and represent an improvement over currently available products;

•providing a pre-operative surgical plan that is tailored to each patient;

•the ability to deliver products in a sterile and efficient manner that helps improve the cost effectiveness of the procedure and resource optimization;

•the ease of use of the products and the quality of training, services and clinical support provided to surgeons and hospitals and other medical facilities; and

•the safety and efficacy of products and procedures, as demonstrated in published studies and other clinical reports.
The prices that we charge our hospital customers for our products vary based on such factors as the volume of product being purchased, geographic region, reimbursement environment and competitive factors. We believe that our current pricing for our products generally is within the same range as that of our principal competitors who offer a standard off-the-shelf-implant, with a premium driven by the personalized in the high single digits on average.
Regulatory requirements
Our medical device products are subject to extensive regulation by government agencies and other authorities in the United States and in other countries and jurisdictions, including the European Economic Area ("EEA"). These governmental authorities regulate the introduction of medical devices into their respective geographies within their jurisdiction. The regulations cover the entire life cycle of the product, including the research, development, testing, manufacture, quality control, packaging, storage, labeling, advertising and promotion of the devices. In addition, post-approval monitoring and reporting, as well as import and export of medical devices, are subject to regulatory requirements. The processes for obtaining regulatory approvals or clearances in the United States, Certificates of Conformity from Notified Bodies in the EEA, and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.
Review, approval and clearance of medical devices in the United States
Medical devices in the United States are strictly regulated by the FDA pursuant to the FDCA and the regulations promulgated under 21 CFR Parts 800-1299, Food and Drugs, a medical device is defined as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part or accessory, which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.
Unless an exemption applies, a new medical device may not be marketed in the United States unless it has been cleared by the FDA through the 510(k) premarket notification pathway or de novo request pathway, or has been approved by the FDA pursuant to a premarket approval ("PMA") application or Humanitarian Device Exemption ("HDE"). The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies according to several factors, including how the medical device is classified by the FDA and the novelty of the medical device. Medical devices are classified into one of three classes depending on the level of control necessary to assure the safety and effectiveness of the device. Class I devices have the lowest level of risk associated with them, and are subject to general controls, including labeling, premarket notification and adherence to the QSR. Class II devices are subject to general controls and special controls, including performance standards. Most Class I devices and some Class II devices are exempt from the 510(k) requirement, although manufacturers of these devices are still subject to registration, listing, labeling and QSR requirements. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Specifically in regard to low-to-moderate risk devices that are placed in Class III by default because a legally marketed predicate device cannot be found, sponsors may file a de novo request that, if granted, will reclassify the device either into Class I or Class II and will allow the sponsor to market the device in the US. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed.
To date, we have used the 510(k) premarket notification process to obtain regulatory clearance from the FDA for the marketing, sale and distribution of our joint replacement products in the United States. All of our currently marketed products are Class II devices marketed pursuant to 510(k) clearances. After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or de novo request, or depending on the modification, PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.
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

•QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, validaton control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

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

Regulation of medical devices in the EEA

The EU Medical Devices Regulation (Regulation (EU) 2017/745 of the European Parliament and of the Council of 5 April 2017 on medical devices(“the EU MDR”) sets out the basic regulatory framework currently applicable to medical devices in the EEA. The EU MDR became applicable on May 26, 2021, repealing the prior Council Directive 93/42/EEC, the EU MDD, which had been regulating medical devices in the EEA for the past over 20 years. This represented a major change in the regulatory landscape of medical devices in the EEA. The EU MDR sets out certain transitional provisions that allow for medical devices covered by the repealed EU MDD (called “legacy devices”) to still be marketed in the EEA for a certain period of time. Unlike directives, which must be implemented into the national laws of the individual EEA Member States, the EU MDR is directly applicable, i.e., without the need for adoption of national implement laws in the individual EEA countries. This aims to eliminate the differences in the regulation of medical devices among EEA countries that existed under the EU MDD. The EU MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The EU MDR aims, among other things, to:

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
•set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EEA; and
•strengthened rules for the assessment of certain high-risk devices which may have to undergo an additional check by experts before they are placed on the market.

In the EEA, our medical devices must comply with the General Safety and Performance Requirements in Annex I to the EU MDR (for legacy devices, this corresponds to the Essential Requirements of Annex I to the EU MDD). Compliance with these General Safety and Performance Requirements is a prerequisite to be able to affix the CE Mark to our medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the General Safety and Performance Requirements of the EU MDR and obtain the right to affix the CE Mark, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I devices that have no measuring function, are not sterile and are not reusable surgical instruments), in relation to which the manufacturer can issue an EU Declaration of Conformity based on a self-assessment of the conformity of its products with the General Safety and Performance Requirements, a conformity assessment procedure requires the intervention of a third-party organization designated by a Competent Authority of an EEA country to conduct conformity assessments, which is referred to as a Notified Body. The Notified Body would typically audit and examine products' technical documentation and the quality management system for the manufacture, design and final inspection of the devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the General Safety and Performance Requirements. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE Mark to its medical devices after having prepared and signed a related EU Declaration of Conformity.

As a general rule, confirmation of conformity of medical devices with the General Safety and Performance Requirements under the normal conditions of intended use of the devices, and the evaluation of the undesirable side-effects and of the acceptability of the benefit-risk-ratio, shall be based on clinical data providing sufficient clinical evidence, including where applicable relevant post-market data. The EU MDR defines “clinical evidence” as “clinical data and clinical evaluation results pertaining to a device of a sufficient amount and quality to allow a qualified assessment of whether the device is safe and achieves the intended clinical benefit(s), when used as intended by the manufacturer.” In light of this definition, manufacturers of medical devices are required to have sufficient clinical data and clinical evaluation results related to their devices.

Manufacturers are required to specify and justify the level of clinical evidence necessary to demonstrate conformity with the relevant General Safety and Performance Requirements. This level of clinical evidence must be appropriate in view of the characteristics of the device and its intended purpose. For this purpose, Article 61 of the EU MDR requires manufacturers to plan, conduct and implement a clinical evaluation which is defined as “a systematic and planned process to continuously generate, collect, analyze and assess the clinical data pertaining to a device in order to verify the safety and performance, including clinical benefits, of the device when used as intended by the manufacturer.” The clinical evaluation, its results and the clinical evidence derived from it shall be documented in a clinical evaluation report.

The conduct of clinical investigations is mandatory for implantable and Class III medical devices under the EU MDR. These clinical investigations aim to generate sufficient clinical evidence to support a CE marking application with the relevant Notified Body. Prior to carrying out a clinical evaluation or investigation, manufacturers of Class III devices and certain Class IIb devices may consult an expert panel to review the intended clinical development strategy and proposals for clinical investigations. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These include the requirement of prior authorization by the Competent Authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee. This process can be expensive and time-consuming.

The EU MDR has increased the scrutiny and assessment rules for high-risk medical devices, such as Class III medical devices. This has notably been translated through the following main additional requirements for Class III medical devices:

•Conformity Assessment based on Quality Management (Annex IX) requires a full assessment of the quality management system and the assessment of the Technical Documentation for each product;
•Additional scrutiny procedure for Class III implantable medical devices pursuant to Article 54 of the EU MDR: Clinical Evaluation Consultation Procedure where in the course of the conformity assessment the Notified Body seeks an opinion from the expert panel designated by the European Commission;
•Drawing up a Summary of Safety and Clinical Performance (SSCP) which must be validated by the Notified Body, made available through EUDAMED database and updated annually;
•Mandatory conduct of clinical investigations as mentioned above;
•Annual updating of the Post-Market Clinical Follow-up (PMCF) Report; and
•Submission of the Periodic Safety Update Report (PSUR) to the Notified Body via EUDAMED for the Notified Body’s review.

The EU MDR therefore imposes increased compliance obligations for us to access and then remain on the EEA market.

To date, we have used the CE marking process to satisfy the conformity standards required to market and sell our joint replacement products in the EEA. CE marking of our products currently involves a Notified Body. The Notified Body that has conducted conformity assessments with respect to our joint replacement products is BSI Group The Netherlands B.V. (originally BSI UK).

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
Our current CE Certificates of Conformity issued under the EU MDD are valid through December 2, 2022 for our iUni product, May 26, 2024 for our iDuo product, May 26, 2024 for our iTotal PS product and May 26, 2024 for our iTotal CR. At the end of each period of validity, we will be required to apply to the Notified Body for a new CE Certificate of Conformity issued under the EU MDR.

CE Certificates of Conformity issued under the EU MDR are valid for the period they indicate, with a maximum period of five years. The manufacturers may apply for the validity of the Certificates to be extended for further periods, each not exceeding five years, based on a re-assessment of the manufacturers and devices compliance with applicable requirements. There may be delays in the renewal of the CE Certificate of Conformity or the Notified Body may require modifications to our products or to the related technical documentation before it agrees to issue the new CE Certificate of Conformity.

In addition, we must inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned substantial changes to our devices that could affect compliance with the General Safety and Performance Requirements or the devices' intended purpose. The Notified Body will then assess the changes and verify whether they affect the products' conformity with the General Safety and Performance Requirements or the conditions for the use of the devices. If the assessment is favorable, the Notified Body will issue a new CE Certificate of Conformity or an addendum to the existing CE Certificate of Conformity attesting compliance with the General Safety and Performance Requirements. If it is not, we may not be able to continue to market and sell the product in the EEA.

We and the Notified Body who will oversee compliance with the new EU MDR face uncertainties as the EU MDR is rolled out and enforced by the European Commission and the Competent Authorities of EEA countries, creating risks in several areas, including the CE marking process and data transparency, in the upcoming years.

The EU MDR introduced substantial changes to the obligations applicable to medical device manufacturers and Notified Bodies in the EEA. As a result, there are less Notified Bodies available to conduct conformity assessments under the EU MDR and the number of certification requests has increased substantially. The EU MDR is new and a number of guidance documents are still not available to guide manufacturers and Notified Bodies. As a result, the time needed to find a Notified Body available and go through a conformity assessment procedure has substantially increased. For these reasons, the new EU MDR may create uncertainties for the CE marking of our devices and cause delays to access the market.

Major Quality System updates, including Clinical Evaluation and Post Market Surveillance, are complete and being rolled out within the Company. The technical documentation updates for our first product to require EU MDR CE marking are underway. Our EU MDR Quality System audit was accepted by the Notified Body and we are currently awaiting the scheduling date for our Quality System audit, which will include witness tests and reconciliation activities during on-site audits to ensure that the quality management system is working properly. We expect to be compliant with the applicable requirements of the EU MDR by mid-2022.

UK and Brexit

The United Kingdom’s withdrew from the EU on January 31, 2020 (the withdrawal is commonly referred to as “Brexit”). Brexit has created significant uncertainty concerning the future relationship between the UK and the EU. On December 24, 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement. The Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods, but does not specifically address medical devices.

After the UK’s withdrawal from the EU, Great Britain (England, Scotland and Wales) is treated as a third country. Northern Ireland continues, with regard to EU regulations, to follow the EU regulatory rules. In light of the fact that the CE marking process is set out in EU law, which no longer applies in the UK, the UK has devised a new route to market culminating in a UK Conformity Assessed (UKCA) mark to replace the CE Mark. The route to market and the UKCA marking requirements are based on the requirements of the EU MDD. Northern Ireland will continue to be covered by the regulations governing CE Marks. As part of the Agreement, the EU and the UK have agreed to continue to recognize declarations of conformity based on a self-assessment in the other territory.

Since January 1, 2021, the Medical Devices (EU Exit) Regulations 2020 introduced a number of changes to how medical devices are placed on the Great Britain’s market.

The CE marking will continue to be recognized in Great Britain until June 30, 2023 and certificates issued by Notified Bodies designated in the EEA will continue to be valid for the Great Britain market until June 30, 2023. From July 1, 2023, manufacturers must obtain the UKCA mark, to place a medical device on the Great Britain market. Manufacturers must register their devices with the MHRA via the Device Online Registration System, subject to grace periods depending on the device classification. Manufacturers are required to designate an Authorized Representative in the UK and we have designated MDSS as our Authorized Representative in the UK (MDSS-UK RP Ltd.) and the EU (MDSS GmbH). A UK designated Notified Body will be also be required for placing our devices on the market in the UK and we have designated BSI UK as our Notified Body in the UK (and BSI Group The Netherlands B.V. in the EU).

Marketing and sales considerations in the EEA and the UK

In the EEA and the UK, medical devices may be promoted only for the intended purpose for which the devices have been CE marked. Article 7 of the EU MDR prohibits the use of text, names, trademarks, pictures and figurative or other signs that may mislead the user or the patient with regard to the device's intended purpose, safety and performance by (i) ascribing functions and properties to the device which the device does not have; (ii) creating a false impression regarding treatment or diagnosis, functions or properties which the device does not have; (iii) failing to inform the user or the patient of a likely risk associated with the use of the device in line with its intended purpose; and (iv) suggesting uses for the device other than those stated to form part of the intended purpose for which the conformity assessment was carried out.

The advertising and promotion of our products in the EEA is also subject to EEA countries’ national laws implementing Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices. National legislation of individual EEA countries governing the advertising and promotion of medical devices also applies. EEA countries’ legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EEA and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

Failure to comply with this requirement could lead to the imposition of penalties by the Competent Authorities of EEA countries and the UK. The penalties could include warnings, orders to discontinue the promotion of the medical device, seizure of the promotional materials and fines.

Product vigilance and post-approval monitoring in the EEA and the UK

Additionally, all manufacturers placing medical devices on the market in the EEA and the UK are legally bound to report serious incidents involving devices they manufacture to the Competent Authority in whose EEA jurisdiction the incident occurred and to the MHRA in the UK. Under the EU MDR, a serious incident is defined as any incident that directly or indirectly led, might have led or might lead to any of the following: (a) the death of a patient, user or other person, (b) the temporary or permanent serious deterioration of a patient's, user's or other person's state of health, (c) a serious public health threat. Manufacturers must also notify competent authorities of any field safety corrective actions (including those undertaken in a third country in relation to a device which is also made available on the EEA market, if the reason for the field safety corrective action is not limited to the device made available in the third country).

Manufacturers are required to take field safety corrective actions, or FSCAs, to prevent or reduce a risk of a serious incident associated with the use of a medical device that is already placed on the market. See "Risk Factors-Risks related to government regulation — If our products, or malfunction of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions, which could harm our business."

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

In the EEA, pricing and reimbursement schemes vary widely from country to country. In many foreign markets, pricing and approval of use of medical devices is subject to governmental control. To obtain reimbursement or pricing approval, some of these EEA countries may require the completion of clinical studies that compare the cost-effectiveness of a particular device candidate to currently available therapies. Other EEA countries allow companies to fix their own prices for medical devices, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new devices. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

In recent years, a number of EEA countries have introduced so-called health technology assessments (HTA). HTA measures the added value of a new health technology, in our case a medical device, compared to existing ones. HTA’s assessment include cost implications for the patient and its impact on the organization of healthcare systems in the administration of treatment. An EU Regulation on HTA entered into force in January 2022 and will be applied three years later (January 2025). It offers the possibility for EEA countries’ HTA bodies to conduct Joint Clinical Assessments of new high-risk medical devices.

In January 2021, the rate of reimbursement for surgical procedures using our products in Germany was changed. Beginning January 1, 2021, the reimbursement for surgical procedures using our iTotal CR and iTotal PS products increased by approximately 0.6%, while the reimbursement for surgical procedures using our iUni and iDuo products increased by approximately 8%. In each of the years ended December 31, 2021 and 2020, sales in Germany represented 8% of our total product sales. In addition to being affected by changes in reimbursement rates, use of our products for each patient in Germany may also be subject to approval by the Medizinischer Dienst der Krankenkassen (translated: Medical Service of Health Insurance), or “MDK”. Beginning in 2016, we experienced a significant increase in the number of denials by MDK for increased cost associated with the use of our products and, in such instances, the amount of reimbursement to the hospitals and other medical facilities was lowered to that of an off-the-shelf knee. We continue to experience MDK denials of the higher reimbursement code, which continues to adversely impact our sales in Germany. We are working with our physicians and hospitals and other medical facilities in Germany and experienced consultants to appeal MDK denials and demonstrate to MDK the benefits of our products, including patient satisfaction and recovery rates. We have implemented pre-approval techniques in order to seek prior approval for procedures.

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

•We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA - other than with respect to providing certain employee benefits - we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA;

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

In the EEA, interactions between medical devices companies and physicians are also governed by strict laws, such as national anti-bribery laws of EEA countries, national Sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In particular, the General Data Protection Regulation, or GDPR, is a regulation in the EEA that, among other things, unifies data protection regulation within the EEA and governs the export of certain personal data and health information of data subjects in the EEA. Enforcement of these regulations began May 25, 2018. The FDA has also begun enforcing its Cybersecurity Guidance Document through the review of 510(k) applications to ensure companies are addressing concerns around this issue. Lack of proper documentation on Cybersecurity may delay or prevent clearance of a 510(k), necessitate the withdrawal of a pending 510(k) notice, or cause a filed 510(k) to be placed on Refuse to Accept hold prior to FDA’s initiation of its substantive review.

EU Data Protection Legislation

The EU, EEA countries and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. The EU General Data Protection Regulation, or GDPR, is directly applicable in each EEA country. The GDPR imposes strict requirements and onerous accountability obligations on companies that process personal data, especially if they process sensitive personal data (such as data concerning patient health). The GDPR also imposes strict rules on the transfer of personal data out of the EEA, including to the U.S., and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA countries. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EEA countries may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The obligations under the GDPR may therefore be onerous and adversely affect our business, financial condition, results of operations and prospects.
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
Available information
We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement filings, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC's website at http://www.sec.gov. We also make available, free of charge on our website www.conformis.com, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in “Forward-Looking Statements” included in Part I of this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
Risks related to our financial position
We have incurred losses in the past, expect to continue to incur losses and may never achieve profitability.
We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses for the next several years. Our net loss was $2 million for the year ended December 31, 2021, and $24 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $531 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing, manufacturing and other expenses as our business continues to grow and we expand our product offerings. We will need to generate significant additional revenue to achieve and then maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
Our existing and any future indebtedness could adversely affect our ability to operate our business.

On November 22, 2021,we entered into a Credit and Security Agreement (the “New Credit Agreement”) with MidCap Financial Services, LLC (“MidCap Financial Services”), as servicer for MidCap Financial Trust to refinance our existing senior secured indebtedness. The New Credit Agreement provides for a five-year, $21.0 million secured term loan facility (the “Term Facility”), and replaces our existing credit facility under the 2019 Secured Loan Agreement, with Innovatus, as collateral agent and lender, East West Bank and other lenders party thereto (collectively, the "Lenders"). The existing credit facility was repaid in full and the existing revolving credit facility terminated in connection with the entry of the New Credit Agreement. The full amount of the $21.0 million Term Facility was borrowed on the date of entering into the New Credit Agreement and the proceeds were used for the repayment of the debt under the 2019 Secured Loan Agreement with the Lenders.

The New Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the New Credit Agreement contains a minimum liquidity covenant requiring us to maintain unrestricted cash and cash equivalents in excess of $4.0 million. The New Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Term Facility may be accelerated. For further information regarding the New Credit Agreement with MidCap Financial Services, see “Note I—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Our obligations under the New Credit Facility, and our other financial obligations and contractual commitments, including any additional indebtedness that we may incur, could increase our vulnerability to adverse changes in general economic, industry and market conditions; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and place us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. Additionally, with respect to our current indebtedness and any future debt that we may secure, our failure to perform financially according to the terms of the loan agreement or otherwise perform or satisfy the covenants of the loan agreement could materially adversely affect us, causing us to have to repay some or all of the principal of the loan on an accelerated basis, providing the lender with the ability to foreclose the loan, causing the lender to have recourse against some or all of our assets used as collateral in the loan, including, without limitation, our cash, our intellectual property, any other of our assets, and triggering other potentially adverse consequences under the terms of any loan agreement.

Risks related to our business, industry and competitive position

We are transitioning our U.S. knee implant business to Identity Imprint™ and our new Image-to-Implant® Platinum Services℠ Program offering, which may expose us to new operational and regulatory risks.

We have recently evolved our product portfolio for knee arthroplasty, launching our new Identity Imprint™ knee system (“Identity Imprint”), which provides a data-informed high-quality knee implant system that provides a level of personalization through its patient-specific instruments and proprietary algorithms for pre-surgical planning. Identity Imprint is a data-informed design that incorporates standard sizes developed using our clinical database of information, with implant sizing optimized for each patient using advanced algorithms. Identity Imprint incorporates our “surgery-in-a-box” model that we believe optimizes its efficiency for use in sites such as ambulatory surgery centers, as the product uses a minimal shelf footprint and is compatible with a reusable instrument set. Identity Imprint is designed to meet the standard of care for all patient procedures, and we believe it represents a compelling value proposition for customers. We are transitioning in 2022 to make Identity Imprint our standard knee system.

Previously, our knee product offering was a fully-personalized knee system. As part of our transition to Identity Imprint as our standard knee system, we are no longer offering our fully personalized iTotal Identity system as our standard knee system product in the U.S. market. However, we intend to continue offering patients the option of upgrading from the Identity Imprint system to a personalized iTotal Identity™ knee system by requesting this product and understanding that the deluxe service component is not covered by Medicare or by private insurance. We are marketing this program as our Platinum Services℠ Program (PSP). Under this program, medical facilities and surgeons enrolled in the program will have the option to charge an out-of-pocket fee to patients who request the Platinum Service Program. This fee may include an incremental margin above the cost we charge to the medical facility and/or surgeon. As part of the upgrade, we will provide patients a five-year limited warranty from the date of index surgery. It is important to note that the ultimate financial arrangement between the medical facilities, surgeons and their patients to pay for the PSP is between them and does not involve Conformis.

While we believe that our transition to Identity Imprint and PSP creates the potential for significant product and market share growth, this transition exposes us to several execution and regulatory risks. For example, some of our existing customers may choose not to offer our fully personalized iTotal Identity product given it will require an out-of-pocket patient pay upgrade. We are also implementing this transition at a time when COVID-19 has disrupted supply chains and the labor market, and further COVID-19 disruption to manufacturing or other operations as we implement this transition could negatively affect our ability to execute our plans. To support our Identity Imprint product offering, we are implementing a "build-to-stock" manufacturing model alongside our "just-in-time" model, which will create an increase in complexity and require different talent and experience to implement.

In addition, our Platinum Services℠ Program model is predicated on the upgraded services constituting “deluxe” features under reimbursement rules promulgated by CMS, which allow providers to charge patients for services that provide added convenience or patient comfort and that are not medically necessary, while still receiving the standard reimbursement rate from Medicare or Medicaid. It is possible that CMS or insurers could disagree that the Platinum Services program provides deluxe services that would permit patients to request and pay out-of-pocket for the services under the program, or conclude that the Platinum Services Program otherwise violates applicable rules and regulations. Any such disagreement or allegation of noncompliance, if it were to occur, could materially disrupt our ability to implement the program, or expose us to other legal liabilities.

Any of these execution and/or regulatory risks could cause us to fail to successfully implement our plan to increase product sales and market penetration through Identity Imprint and the Platinum Service Program which could lead to a material adverse effect on our business, operations and financial condition.

We have derived nearly all of our revenue from sales of a limited portfolio of knee and hip replacement products and may not be able to maintain or increase revenue from these products. A substantial portion of our revenue is derived from a small number of customers.
To date, we have derived nearly all of our revenue from sales of our knee and hip replacement products, and we expect that sales of these products will continue to account for the majority of our revenue for at least the next several years. If we are unable to achieve and maintain significantly greater market acceptance of these products, we may be materially constrained in our ability to fund our operations and the development and commercialization of improvements and other products. Any factors that negatively impact sales or growth in sales of our current products, including the size of the addressable markets for these products, our failure to convince surgeons to adopt our products, competitive factors and other factors described in these risk factors, could adversely affect our business, financial condition and operating results.

We work to significantly increase our sales in targeted markets by focusing on high-volume, influential surgeons who use our products. As a result, orders from a relatively small number of surgeons provide a significant portion of our total revenue. The loss of, or significant curtailment of orders by, a limited number of our high-volume surgeons, including curtailments due to the planned transition to our new business model could adversely affect our financial condition and operating results.

In addition, as part of our commercial strategy, we are targeting ASCs and outpatient facilities. These facilities have unique needs and may prefer to partner with larger, more established companies that offer a broader array of products and services. The lack of adoption from this customer segment may adversely affect our results of operations and financial condition.
We may not be successful in the development of, obtaining regulatory clearance for, or commercialization of, additional products.
All of the products we currently market in the United States have either received pre-market clearance under Section 510(k) of the federal Food, Drug, and Cosmetic Act, (the "FDCA"), or are exempt from pre-market review. The FDA's 510(k) clearance process requires us to show that our proposed product is "substantially equivalent" to another legally marketed product that did not require premarket approval. This process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require clinical studies. To date, we have not been required to conduct clinical studies or obtain clinical data in order to obtain regulatory clearance in the United States for our products. Additionally, to date, we have not been required to complete clinical studies in connection with obtaining regulatory clearance for the sale of our products outside the United States. If we were required to conduct clinical studies or obtain clinical data to obtain future regulatory clearances or approvals for any of our products in the United States or elsewhere, the results of such studies might not be sufficient to support such regulatory clearance, approval, or certification. In addition, our costs of developing and the time to develop our products would increase significantly. Moreover, even if we obtain regulatory clearance, approval, or CE Certificates of Conformity to market a product, the FDA, in the United States, or a Notified Body, in the EEA, has the power to require us to conduct post-marketing studies beyond those we contemplate conducting. We may need to raise additional funds to support any such clinical efforts, and if we are required to conduct such clinical efforts, our results of operations would be adversely affected.
With the implementation of the EU MDR, new regulatory burden has been placed on the manufacturer for products intended to be distributed within the EU. We have not yet submitted a product for CE certificate in accordance with the EU MDR, thus there is risk that insufficient data, documentation, test results, and/or information has been obtained for each applicable product will prohibit BSI from issuing CE certificates under the MDR until such information has been sufficiently produced. The time required to compile the technical files under these new regulations, in combination with the anticipated length of the review process performed by BSI (approximately 12-15 months), may result in a gap in our ability to sell product in the EU. Due to the fact that many non-EU countries rely upon CE marking, this may also lead to a delay in obtaining non-EU country approvals.
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
•established relations with, in some cases over decades, orthopedic surgeons, hospitals, ASCs and other medical facilities, third-party payors and independent sales representatives and distributors;
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

As a result of these advantages, our competitors may be able to develop, obtain regulatory clearance, approval, or certification for and commercialize products and technologies more quickly than us, which could impair our ability to compete. If alternative treatments are, or are perceived to be, superior to our products, or if we are unable to increase market acceptance of our products, as compared to existing or competitive products, sales of our products could be negatively affected and our results of operations could suffer. Our competitors also may seek to discredit or copy Image-to-Implant® Platinum Services℠ Program, which would have the effect of reducing the market potential of our current offering.
In order to become profitable, we will need to scale our business model considerably through increased sales.
In order to become profitable and increase our gross margin, we will need to significantly increase sales of our existing products, expand our manufacturing capabilities, and successfully develop and commercially launch future products at a scale that we have not yet achieved. In order to increase our gross margin, we will need, among other things, to:
•increase sales of our products through the launch of Identity Imprint™ and our Image-to-Implant® Platinum Services℠ Program;
•negotiate more favorable prices for the materials we use to manufacture our products;
•obtain enhanced payment for our design services;
•negotiate more favorable acquisition prices for the manufacture of certain components of our products that are manufactured for us by third parties;
•increasing the proportion of our CAD design activities that is performed in-house at our India facility;
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
To date, we have obtained regulatory clearance for our products in the United States without conducting premarket clinical studies, and we do not believe that we will need premarket clinical data in order to obtain regulatory clearance in the United States for additional knee or hip products. Additionally, to date, we have not been required to complete premarket clinical studies in connection with obtaining regulatory approval or certification for the sale of our products outside the United States. As a result of the absence of premarket clinical studies, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of our products and the benefits they offer. For these reasons, orthopedic surgeons may be slow to adopt our products and third-party payors may decide to restrict medical policy coverage and payment for procedures involving our technology. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance, loss of our ability to CE Mark our products, significant legal liability or harm to our business reputation.
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

We are aware of certain private insurers that, at this time, are not agreeing to reimburse for our products as they consider the use of custom implants or patient-specific instrumentation for knee replacement surgery as investigational, unproven or experimental or not medically necessary. For example, during 2019, denials of coverage from Aetna, the third largest commercial payor, negatively impacted our product revenue in the United States. On December 5, 2019, we learned that, although Aetna updated its policy, it did not change its coverage position with respect to our products. While we are actively reaching out to these private insurers to discuss their reimbursement policies, we may not be able convince these parties to change their reimbursement policies. In addition, the American Academy of Orthopedic Surgeons currently has published clinical guidelines that do not support the widespread use of patient-specific instrumentation in total knee arthroplasty generally, at least until additional data can be considered. We believe that these guidelines are directed to patient-specific instruments with off-the-shelf implants, not patient-specific instruments with personalized implants. Surgeons, hospitals and other medical facilities may not purchase our products if government and third-party payors deny coverage for such procedures or set reimbursement rates at unfavorable levels for procedures involving use of our products. This could have a material adverse effect on our business and operations.
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
In order for surgeons to use our products, the hospitals and other medical facilities where these surgeons treat patients typically require us to enter into purchasing contracts. The process of negotiating a purchasing contract can be lengthy and time-consuming, require extensive management time and may not be successful. In addition, many of our customers and potential customers are members of group purchasing organizations that are focused on containing costs. Group purchasing organizations negotiate pricing arrangements with medical supply and device manufacturers, and these negotiated prices are made available to a group purchasing organization's member hospitals and other medical facilities. If we do not have pricing agreements with group purchasing organizations, their member hospitals and other medical facilities may be less likely to purchase our products. Our failure to complete purchasing contracts with hospitals or other medical facilities or contracts with group purchasing organizations may cause us to lose market share to our competitors and could have a material adverse effect on our sales, financial condition, results of operations and cash flows. Our competitors may also elect to lower their prices in select accounts, thereby rendering our products non-competitive on the basis of price, with resulting losses in sales to these accounts.
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
The COVID-19 pandemic and the response to it have reduced demand for our products, and as a result we reduced our operations and production capacity, and these circumstances have had and are expected to continue to have a significant negative affect on our revenue.

Our business continues to be negatively affected by the ongoing COVID-19 pandemic. We have experienced significantly decreased demand for our products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had and is expected to continue to have a significant negative effect on our revenue. Within the United States and Germany, which are our major sales markets, estimated case counts increased in the fourth quarter of 2020 and peaked in January 2021. While worldwide case counts declined since January, we saw a decline in elective procedures during the first quarter of 2021. In Germany, case counts declined after January 2021 but then increased again in the second quarter. Germany case counts began to decline mid-way through the second quarter but we saw a decline in Germany elective procedures during the second quarter of 2021. In the United States, elective procedures have improved sequentially second quarter of 2021 over first quarter of 2021 consistent with the market. However, in the third and fourth quarters of 2021, the Company experienced higher levels of deferred and rescheduled knee and hip procedures as a result of the surge in COVID-19 cases associated with the Delta and Omicron variants. We expect that these negative effects will continue in the near-term until infection rates decline further from their current level, and more of the population is vaccinated. The future progression of the pandemic remains uncertain, including with respect to new or potential variants. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

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
We manufacture our products at our facilities in Wilmington, Massachusetts and Wallingford, Connecticut. Certain manufacturing processes in our facilities may require process and/or equipment validation and are subject to FDA inspections, as well as inspections and audits by international regulatory agencies or entities such as Notified Bodies for the EEA. For example, in December 2019, we received a warning letter from the FDA concerning the number of sterilization cycle failures relating to Vaporized Hydrogen Peroxide (“VHP”) sterilizers that we used as a limited, alternative sterilization method for a small quantity of products. In response to the warning letter, we decommissioned the VHP sterilizers and completed all appropriate process and/or equipment validations of our manufacturing processes for implant components and instrumentation manufactured at our facilities. Our new in-house LTS-V (Low temperature sterilization vaporized hydrogen peroxide) sterilizer has been fully validated, the method cleared via 510(k) for many of our knee products, and the warning letter has since been lifted following a full FDA inspection of our facilities and processes. Implementation of new or modified sterilization methods may require additional validation of revised or new manufacturing process, FDA clearance, that could create delays and/or could impact our ability to grow our business in the future.
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
We produce CAD designs, and we use the CAD designs to direct most of our product manufacturing efforts. As part of our manufacturing cost reduction efforts, in 2017 and 2018, we continued transitioning our CAD labor force through a third-party CAD-designer in India and, in the fourth quarter of 2020, we established a new Conformis entity in India, Conformis India LLP, and transitioned a portion of the third-party CAD design activities to Conformis India LLP. We and our suppliers, including our CAD-designer, are subject to extensive regulation by the FDA under its Quality System Regulation, or QSR. Our quality department periodically audits our suppliers, including our CAD-designer, to ensure compliance to appropriate ISO standards, FDA regulations and to our specifications, policies and procedures for our devices.
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
As our fully personalized products are individually made to fit an individual patient, we can manufacture our products only after we receive orders from customers and must utilize "just-in-time" manufacturing processes.
We generally maintain minimal inventory levels for our personalized products, except for inventories of raw materials used in our 3D printing and manufacturing processes. As a result, an unexpected shortage of supply of key components used to manufacture our products, unexpected difficulties with manufacturing our products, or an unexpected and significant increase in the demand for our products, could lead to delays in shipping our products to customers. Any such delays could result in lost sales and harm to our relationships with surgeons, especially in the event of a missed surgery, and may also require us to seek faster, more expensive delivery methods in order to not miss surgery dates, each of which could in turn harm our profitability and financial condition.
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
We hold, or have in-licensed rights with respect to, patents and patent applications and have applied for additional patent protection relating to certain existing and potential products and processes. While we generally apply for patents in those countries where we intend to make, have made, use or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable or may choose not to file in certain countries to limit expenses. If we fail to timely file a patent application in any such country or fail to properly pursue an application through to the issuance of a patent, we may be precluded from doing so at a later date. Furthermore, our patent applications may not issue as patents such that material aspects of our products and procedures may not be protected. The rights granted to us under our patents, including prospective rights sought in our pending patent applications, may not be meaningful or provide us with any commercial advantage and they could be opposed, contested or circumvented by our competitors or could be declared invalid or unenforceable in judicial or in a wide variety of administrative proceedings including opposition, interference, re-examination, post-grant review, inter partes review, nullification and derivation proceedings. The expiration of the term for rights granted to us under our patents with the earliest priority dates may provide opportunities for our competitors to offer products or technologies similar to our own. The failure of our patents to protect our products and technologies adequately might make it easier for our competitors to offer the same or similar products or technologies. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable to ours without infringing on our intellectual property rights.
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
•non-renewal, suspension, or withdrawal of our CE Certificates of Conformity, which allow us to affix the CE Mark to our products and are necessary to sell our products within the European Economic Area, or EEA, or delay in obtaining these certificates; and
•in the most serious cases, criminal penalties.
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
Before we can place in the market or make available for sale a new regulated product or a significantly modified existing product in the United States, we must obtain either clearance from the FDA through the filing of a 510(k) premarket notification, a de-novo request or approval from the FDA pursuant to a premarket approval application, or PMA, unless the device is specifically exempt from premarket review. The clearance or approval that is required will depend upon several factors, including how the product is classified by the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose low to moderate risk are placed in either Class I, which typically does not require clearance via a premarket notification, or Class II, which, absent an exemption, requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution, known as 510(k) clearance. Class III devices, such as life-sustaining or life-supporting devices or devices that are of substantial importance in preventing impairment of human health or which present a potential unreasonable risk of illness or injury, require approval of a PMA to provide reasonable assurance of safety and effectiveness.
In the 510(k) clearance process, the FDA must determine that a proposed device is "substantially equivalent" to a device legally on the market, known as a "predicate" device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. Assuming that there is no legally marketed predicate device available, the device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including technical, pre-clinical, clinical trial, manufacturing controls and labeling data.

In order to obtain a PMA approval or de novo clearance, and in some cases, a 510(k) clearance, a product sponsor must conduct well controlled clinical trials designed to test the safety and effectiveness of the product. To date, our products have only required 510(k) clearance and we have not been required to conduct clinical studies or to obtain clinical data in order to obtain 510(k) clearance in the United States for our products. We have been required to complete clinical studies and/or provide clinical evaluation reports in connection with obtaining regulatory approval for the sale of our products outside the United States, for example, in Australia. Conducting clinical trials generally entails a long, expensive and uncertain process that is subject to delays and failure at any stage. If we conduct clinical trials, they may be delayed or halted or may be inadequate to support approval or clearance, for numerous reasons. The data obtained from clinical trials may be inadequate to support approval or clearance of a submission. In addition, the occurrence of unexpected findings in connection with clinical trials may prevent or delay obtaining approval or clearance.
The FDA's 510(k) clearance process for each device or modification usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is more costly and uncertain than the 510(k) clearance process and generally takes from one-to-three years, or longer, from the time the application is submitted to the FDA until an approval is obtained.
In the United States, all of our FDA-cleared products have been cleared without the use of a PMA under the 510(k) clearance process. Modifications to our 510(k) cleared products may require new regulatory approvals or clearances, including 510(k) clearances, or de novo request clearances, or require us to recall or cease marketing the modified systems until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the product as modified, which could require us to redesign and/or seek new marketing authorizations and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.
If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) or de novo clearance or possibly a new PMA or approval of a PMA supplement. Where we determine that modifications to our cleared products require a new 510(k) clearance or PMA approval, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. Obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
In the EEA, we are required to comply with applicable medical device legislation (the Medical Devices Directive or EU MDD and, from May 26, 2021, the Medical Device Regulation, or EU MDR) and obtain CE Certificates of Conformity in order to affix the CE Mark and market medical devices. The CE Mark is applied to our products following certification from an independent Notified Body. In the CE marking process, a medical device manufacturer must develop a clinical plan, then carry out a clinical evaluation of its medical device and prepare a Clinical Evaluation Report to demonstrate conformity with the relevant General Safety and Performance Requirements.
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
After receiving CE Certificates of Conformity to sell our product in the EEA, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products in the EEA. We must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated incidents or incidents of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, non-renewal,suspension or withdrawal of CE Certificates of Conformity, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects. The non-renewal, withdrawal, or suspension of a CE Certificate of Conformity and the recall or withdrawal of our product from the market in the EEA would prevent us from generating revenue from sales of that product in the EEA. Moreover, each CE Certificate of Conformity is valid for a maximum of five years, commonly three years.
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
FDA regulations and guidance are often revised, expanded on, or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.
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
In the EU, Regulation (EU) 2017/745, or the EU MDR, entered into application on May 26, 2021. The EU MDR introduced substantial changes to the obligations with which medical device manufacturers must comply in the EEA. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Specifically, the EU MDR repeals and replaces the EU MDD.

It is necessary for Notified Bodies to be designated by the EEA countries Competent Authorities to conduct conformity assessment procedures for medical devices in accordance with the EU MDR. The number of Notified Bodies that have been designated to conduct these assessments under the EU MDR is still relatively small when compared to that under the EU MDD. This is currently delaying conformity assessment procedures in the EEA.

The EU MDR imposes increased compliance obligations for us to access the EEA market. Complying with the requirements of this regulation may require us to incur significant expenditures.

In order to continue to sell our products in the EEA, we must maintain our CE Marks and continue to comply with the EU MDR (and with the EU MDD for our legacy devices). The new requirements imposed on manufacturers of medical devices by the EU MDR may impact our activities in the EEA, the renewal of our existing CE Certificates of Conformity and conformity assessment processes.
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
The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created significant uncertainty concerning the future relationship between the UK and the EU. On December 24, 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement. The Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods. The Agreement does not however, specifically address medical devices. The Agreement seeks to ensure that the parties ensure “regulatory cooperation”. Great Britain (England, Scotland and Wales) is now treated as a third country. Northern Ireland continues, with regard to EU regulations, to follow the EU regulatory rules. In light of the fact that the CE marking process is set out in EU law, which no longer applies in the UK, the UK has devised a new route to market culminating in a UK Conformity Assessed (UKCA) mark to replace the CE Mark. Northern Ireland will, however, continue to be covered by the regulations governing CE Marks. As part of the Agreement, the EU and the UK have agreed to continue to recognize declarations of conformity based on a self-assessment in the other territory. Given the lack of comparable precedent to Brexit, it is unclear what the financial, regulatory, and legal implications of Brexit will be and how it will affect us. However, potentially changing regulatory schemes and tariffs engendered by Brexit may add additional complexity, cost and delays in marketing or selling our products in the United Kingdom. Our revenue and profit, supply and demand for our products, and customer retention and acquisition in both the long term and short term could be adversely affected.

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
Any product for which we obtain clearance, approval, or CE Certificates of Conformity and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies and Notified Bodies. In particular, we and most of our third-party suppliers are required to comply with the FDA's Quality System Regulation, or QSR, in the US, and the applicable regulatory requirements in the EEA on product assessments and quality system assessments. In the EEA, compliance with harmonized standards prepared under a mandate from the European Commission and referenced in the Official Journal of the EU, or harmonized standards, serve as a presumption of conformity with the relevant Requirements under and the EU MDR, as amended. These FDA regulations and EU standards cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products and expected future products.
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
Compliance with harmonized standards in the EEA is also subject to regular review through the conduct of assessments or audits by Notified Bodies or other regulatory bodies. We must permit and allow unimpeded access for Notified Body staff to conduct unannounced audits in order to maintain our CE Certificate of Conformity. If we, or our manufacturers, fail to adhere to QSR requirements in the United States or regulatory requirements in the EEA, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances or CE Certificate of Conformity, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
BSI Group The Netherlands B.V., an independent Notified Body, conducts periodic assessments of our quality management system in order to confirm that our quality management system complies with the requirements of ISO 13485 in all material respects and preforms periodic full recertification audits of our quality management system in order to confirm that we comply with the requirements of the EU MDR.
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
Additionally, all manufacturers placing medical devices in the market in the EEA are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the Competent Authority in whose jurisdiction the incident occurred. In the EEA, we must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant National Competent Authorities of the EEA Member States, and manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to prevent or reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. Under the EU MDR, a serious incident is defined as any incident that directly or indirectly led, might have led or might lead to any of the following: (a) the death of a patient, user or other person, (b) the temporary or permanent serious deterioration of a patient's, user's or other person's state of health, (c) a serious public health threat. Manufacturers must also notify competent authorities of any field safety corrective actions (including those undertaken in a third country in relation to a device which is also made available on the EEA market, if the reason for the field safety corrective action is not limited to the device made available in the third country). An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its European Authorized Representative to its customers and to the end users of the device through Field Safety Notices.

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
The advertising and promotion of our products in the EEA is subject to the EU MDR, to the national laws of the individual EEA counties implementing the Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EEA countries governing the advertising and promotion of medical devices. EEA countries’ legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
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
The barrier-free trade of medical devices between the European Union and Switzerland under the Mutual Recognition Agreement (MRA) ceased to apply on May 26, 2021, which may adversely affect our financial results and our operations in Switzerland.

Switzerland is a European country, but it is not part of the European Union ("EU"). It is part of the European Free Trade Association ("EFTA"), together with the three countries that make up the European Economic Area ("EEA"). The EEA follows all EU product legislation automatically, but EFTA is not bound to that requirement. Trade with Switzerland is established via multiple mutual recognition agreements. There is a Mutual Recognition Agreement (MRA) covering medical devices in order to enable these devices to move freely between the EU and Swiss markets. However, the current MRA does not cover the EU MDR and, as a result, Switzerland is considered a third country for medical device trade purposes. All foreign manufacturers must, from May 26, 2021, adhere to the revised Swiss Medical Devices Ordinance and to the requirements for the import of medical devices, namely the designation of an importer and a Swiss authorized representative (for which certain transitional periods are in place). During a transition period, devices that comply with the EU MDD and were CE-marked according to EU MDD (legacy devices) may continue to be placed on the Swiss market, even after the entry into force of the revised Swiss Medical Devices Ordinance, provided that certain conditions are met.

The need for compliance with the revised Swiss Medical Devices Ordinance could adversely affect our sales in Switzerland, as well as our existing and future customers and future employees in Switzerland. The revised Swiss Medical Devices Ordinance could lead to legal uncertainty and divergences with the EU MDR and its implementation can affect our compliance efforts.
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
Our relationships with healthcare providers, physicians and third-party payors will be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription and use of our products and any other product candidates for which we obtain marketing clearance.

Our arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
•The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation or arranging of the purchase, lease, or order of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid.

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

•We may obtain health information from third parties that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA - other than with respect to providing certain employee benefits - we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

•The federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians, teaching hospitals, and other healthcare providers, and as of this year, to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives, as well as ownership interests held by physicians and their immediate family members. Annual reporting of such transfers of value by manufacturers has increased scrutiny of the financial relationships between industry and the physicians, teaching hospitals and other healthcare providers. Failure to submit required annual information may result in civil monetary penalties, which may increase significantly for “knowing failures.”

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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
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
In particular, HIPAA imposes requirements relating to the privacy, security, and transmission of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA - other than with respect to providing certain employee benefits - we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
The CCPA establishes certain requirements for data use and sharing transparency, and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.

The Federal Trade Commission (“FTC”) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

The legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation, which imposes penalties up to EUR 20 million or 4% of annual global revenue of a noncompliant company, whichever is greater. In addition, laws and regulations enacted in the United States, Europe, Asia and Latin America, including the new California Consumer Privacy Act, increases potential enforcement and litigation activity. Because of this, we may need to engage in additional compliance efforts, including data mapping to identify the personal information we are collecting and the purposes for which such information is collected and enhanced consumer controls with respect to their data.

In the event we enroll subjects in our ongoing or future clinical trials in the EEA, we will be subject to additional privacy restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the EEA as governed by the General Data Protection Regulation, or GDPR. The GDPR imposes several requirements on companies that process personal data, strict rules on the transfer of personal data out of the EEA, including to the U.S and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the individual

EEA countries. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any EEA activities. The European Commission has adopted an Adequacy Decision concerning the level of data protection in the UK. Personal data may now flow freely from the EU to the UK, however, the European Commission may suspend the Adequacy Decision if it considers that the UK no longer provides for an adequate level of data protection. Enforcement by EU and UK regulators is active, and failure to comply with the GDPR or applicable Member State law may result in substantial fines.
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
In addition, our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. The GDPR generally restricts the transfer of personal data from the EEA and Switzerland to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from Europe had been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the EU-U.S. Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union, or CJEU, in a case known colloquially as “Schrems II.” Following this decision, the Swiss Federal Data Protection and Information Commissioner, or the FDPIC, announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the United States. While the FDPIC does not have authority to invalidate the Swiss-U.S. Privacy Shield regime, the FDPIC’s announcement casts doubt on the viability of the Swiss-U.S. Privacy Shield as a future compliance mechanism for Swiss-U.S. data transfers. The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission.

While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle in Schrems II, it made clear that reliance on those Clauses alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred data. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable European law, the decision in Schrems II and subsequent draft guidance from the European Data Protection Board, or EDPB, would require the parties to that transfer to implement certain supplementary technical, organizational and/or contractual measures to rely on the Standard Contractual Clauses as a compliant “transfer mechanism.” However, the draft guidance from the EDPB on such supplementary technical, organizational and/or contractual measures appears to conclude that no combination of such measures could be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data “in the clear” to recipients in countries where the power granted to public authorities to access the transferred data goes beyond that which is “necessary and proportionate in a democratic society” – which may, following the CJEU’s conclusions in Schrems II on relevant powers of United States public authorities and commentary in that draft EDPB guidance, include the United States in certain circumstances (e.g., where Section 702 of the US Foreign Intelligence Surveillance Act applies). At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. The decision in Schrems II also affects transfers from the United Kingdom to the United States.

Furthermore, following the UK’s exit from the EU, the UK became a third country to the EEA in terms of personal data transfers. The EC has adopted an Adequacy Decision concerning the level of personal data protection. However, personal data transfers from the EEA to the UK may nevertheless be at a greater risk than before because an Adequacy Decision may be suspended.
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
Our common stock is currently listed on the Nasdaq Capital Market under the symbol “CFMS.” Until December 30, 2020, our common stock was listed on the Nasdaq Global Select Market which, along with the Nasdaq Capital Market, has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and the $1.00 minimum closing bid price requirement. On December 30, 2020, we transferred the listing of our common stock to the Nasdaq Capital Market because we did not meet Nasdaq’s $1.00 minimum closing bid price requirement. We subsequently regained compliance with this requirement on February 17, 2021. On May 7, 2021, we received a notification letter from the Nasdaq Listing Qualifications Staff notifying us that the closing bid price for its common stock had been below $1.00 for the previous 30 consecutive business days and that the Company therefore was not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). We subsequently regained compliance with this requirement on July 12, 2021.
However, on December 31, 2021, we received another notification letter from the Nasdaq Listing Qualification Staff notifying us that we no longer meet the minimum bid price requirement, as the closing bid price for the last 30 consecutive business days was below $1.00. The notification also provided us a compliance period of 180 calendar days, or until June 22, 2022, in which to regain compliance. Even with the additional time, there can be no assurance that our bid price will regain compliance. In such event, we may seek to cure the deficiency by effecting a reverse stock split, if necessary. We continue to actively monitor our performance with respect to the listing standards and will consider available options to resolve any deficiency and maintain compliance with the Nasdaq rules. Any potential delisting of our common stock from the Nasdaq Capital Market would make it more difficult for stockholders to sell our stock in the public market and would likely result in decreased liquidity, limited availability of market quotations for shares of our common stock, limited availability of news and analyst coverage regarding our Company, a decreased ability to issue additional securities and increased volatility in the price of our common stock.

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
As of December 31, 2021, we had federal net operating loss, or NOL, carryforwards of $446 million and state NOL carryforwards of $249 million. These federal and state NOL carryforwards will expire in future years if not utilized. Utilization of these NOL carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicate that we experienced ownership changes, as defined by Section 382 of the Code, on September 16, 2004, March 10, 2009, January 11, 2012 and January 29, 2018. As a result of this ownership changes, our use of NOL carryforwards generated prior to January 28, 2018 is subject to an annual limitation of approximately $1.4 million per year. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to further limitations, which could result in increased future tax liability to us. Moreover, our federal NOLs from years prior to 2018 can be carried forward for a maximum of 20 years from the year in which the NOL was incurred, and our state NOLs are subject to carryforward limitations that vary from state to state; as a result, all or a portion of those carryforwards could expire before being available to reduce future income tax liabilities. Assuming no future ownership change occurs at a time when our market capitalization is lower than it was on our last ownership change on January 29, 2018, the Company is projected to lose $346 million of the total federal NOL carryforwards currently subject to IRC Section 382 to the 20-year carryforward expiration rules. On February 17, 2021, the Company closed an offering of our common stock off of the Shelf Registration Statement and issued and sold 80,952,381 shares of our common stock at a public offering price of $1.05 per share, for aggregate net proceeds of approximately $79.6 million, the Company is currently analyzing if a Section 382 ownership change occurred and if any further limitation will need to be updated in 2022.
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

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see the section entitled “Legal Proceedings” of “Note H—Commitments and Contingencies” in this Annual Report on Form 10 -K.

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

	High	Low
Year ended December 31, 2020:
First Quarter	$1.55	$0.56
Second Quarter	$1.12	$0.59
Third Quarter	$0.88	$0.66
Fourth Quarter	$0.80	$0.62
Year ended December 31, 2021:
First Quarter	$1.40	$0.66
Second Quarter	$1.34	$0.79
Third Quarter	$1.83	$1.02
Fourth Quarter	$1.32	$0.67
Holders of Our Common Stock
As of March 1, 2022, there were approximately 156 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to promote an understanding of the financial condition and results of operations and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Annual Report on Form 10-K, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

 Overview

We are a medical technology company and innovator in the orthopedic industry since our founding in 2004. In particular, we believe that we are a leader in the development, manufacturing, and sales of patient-specific products and instrumentation that are individually sized and shaped to fit each patient's unique knee and hip anatomy. The worldwide market for total knee and hip replacement products is approximately $17.1 billion annually. In the U.S. elective total joint procedures are shifting from the hospital to outpatient facilities and ambulatory surgery centers ("ASCs"). We believe that approximately 50% of all primary hip and knee procedures will be performed in ASCs within the next five years.

A key driver in the outpatient shift of orthopedic procedures is the ongoing changes by the Centers for Medicare & Medicaid Services ("CMS"). In recent years, CMS removed key musculoskeletal services from the inpatient-only list, including total knee arthroplasty in 2018 and total hip arthroplasty in 2020. CMS also continues to expand the ASCs covered procedure list, including total knee arthroplasty in 2020 and total hip arthroplasty in 2021. Additionally, the COVID-19 pandemic has fueled efforts to reduce risk and lengths of stay that further accelerated the shift of procedures to outpatient facilities. In addition, as healthcare costs rise, governments, including CMS, are looking to reduce their healthcare expenditures markedly through reimbursement reductions and cost-shifting to patients.

As patients assume more of their overall healthcare costs, we believe that they are increasingly seeking treatment options that are tailored more closely to their individual needs. We have observed that this movement in healthcare consumerism appears to have accelerated and evolved during the COVID-19 pandemic. As one of the more important decisions individuals have to make, patients want more from the healthcare industry and are willing to pay out-of-pocket for premium products and services. With this healthcare consumerism on the rise, Conformis is evolving its portfolio and business model to address the changing market dynamics.

On January 6, 2022, we announced the launch of our new Image-to-Implant® Platinum Services℠ Program, a premium service offering for the U.S. market. New to orthopedics, this program addresses the rapidly evolving demands of the healthcare marketplace where generic products are being commoditized and patients are increasingly willing to pay a premium for personalized treatment options. As of January 6, 2022, new U.S. customers are only able to purchase our fully personalized iTotal Identity knee system through participation in our Image-to-Implant Platinum Services℠ Program. We expect to transition all existing U.S. customers to the new program by September 1, 2022.

Both Medicare and most commercial payors permit patients to pay out-of-pocket for non-covered, deluxe services. Through the Image-to-Implant® Platinum Services℠ Program, Conformis is bringing this approach to orthopedics by enabling participating medical facilities to establish and offer patients an out-of-pocket upgrade to obtain the Company’s fully personalized iTotal Identity™ knee system. Combined with its standardized Identity Imprint™ knee system, Conformis now addresses multiple market segments within knee arthroplasty:

•the Identity Imprint™ knee system provides a data-informed high-quality knee implant system that provides a level of personalization through its patient-specific instruments ("PSI") and proprietary algorithms for pre-

surgical planning, but is only available in pre-designed standard sizes, all at a price comparable to standard off-the-shelf options; and

•the Image-to-Implant® Platinum Services℠ Program gives patients in the United States the opportunity to upgrade to a fully-personalized iTotal Identity™ knee implant system by paying an incremental deluxe services fee.

As of December 31, 2021, we had sold a total of more than 137,000 knee implants, including more than 111,000 total knee implants and 26,000 partial knee implants. In multiple clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant, demonstrated superior clinical outcomes, including with respect to function, kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or off-the-shelf, implants that it was tested against. On August 16, 2021, the first procedure was performed using the Identity Imprint knee replacement system. Identity Imprint, available in both cruciate retaining ("CR") and posterior stabilized ("PS") implants, utilizes a proprietary algorithm to select the appropriate implant size from 12 standard sizes that most closely meets the geometric and anatomic requirements of the patient’s knee based on the individual’s CT scan. As with Conformis’ personalized iTotal knee product line, Identity Imprint uses Conformis’ sterile Surgery-in-a-Box delivery system, which we believe provides ASCs and hospitals with greater procedural efficiency and improved sterilization cost savings over comparable systems. With the growing interest in our Identity Imprint system from ASC customers, we have prioritized applying cementless technology to our Identity Imprint system. We anticipate a limited commercial launch of the Identity Imprint cementless option in late 2022.

On November 11, 2019, we entered full commercial launch of the Conformis hip system. In September 2020, we announced the Cordera hip system, and in December 2020, we commenced the U.S. commercial launch of the Cordera Match hip system, one of multiple planned product extensions featuring the Cordera hip system. We are planning for a limited commercial launch of a second hip stem within our hip portfolio by mid-2022. This will be a shorter stem conducive to the popular direct anterior approach and be offered in the most common standard sizes.

All of our currently marketed knee and hip replacement products and related design software have been cleared by the U.S. Food and Drug Administration (the "FDA") under the premarket notification process of Section 510(k) of the federal Food, Drug, and Cosmetic Act (the "FDCA"). We have received CE Certificates of Conformity allowing us to affix the CE Mark.

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

However, in the United States and Germany, which are our major sales markets, estimated case counts increased in the fourth quarter of 2020 and peaked in January 2021. While worldwide case counts have declined after January, we saw a decline in elective procedures during the first quarter of 2021. In Germany, case counts declined after January 2021 but then increased again in the second quarter. Germany case counts began to decline mid-way through the second quarter but the Company saw a decline in Germany elective procedures during the second quarter of 2021. In the United States, elective procedures improved sequentially in the second quarter of 2021 over first quarter of 2021 consistent with the market. However, in the third and fourth quarters of 2021, we experienced higher levels of deferred and rescheduled knee and hip procedures as a result of the surge in COVID-19 cases associated with the Delta and Omicron variants. We expect that these negative effects will continue in the near-term until infection rates decline further from their current level, and more of the population is vaccinated. However, the future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

On March 20, 2020, we provided notice to our employees of a furlough of approximately 80 employees effective as of March 23, 2020 to help address decreased demand for our products. The furlough resulted in reduced production capacity at our manufacturing facilities, but sufficient to meet demand. While we have not experienced and do not currently anticipate significant interruptions in our supply chain, extended or additional quarantines, travel restrictions and other measures may significantly impact the ability of employees of our third-party suppliers to get to their places of work to manufacture the key components and materials necessary for our products. We have experienced and may experience further shortages of mask and gown consumables used in our clean room processes, which may further limit our production capacity and further delay the joint replacement procedures in which our products are used. Any delay or shortage of such components or materials or delays in delivering our products may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales, profitability and financial condition. On April 17, 2020, we entered into an approximately $4.7 million promissory note (the "PPP Note"), with East West Bank under the Paycheck Protection Program ("PPP") offered by the U.S. Small Business Administration (the "SBA"), to mitigate the negative financial and operational impacts of the pandemic. On April 23, 2020, we accelerated a plan to return to full-time employment the vast majority of those employees who were furloughed on March 23, 2020. This plan was completed at the end of April 2020.

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

Royalty and licensing revenue for the year ended December 31, 2021, includes revenue of $15.0 million generated from our settlement with Stryker Corporation (“Stryker”), Wright Medical Technology, Inc. (“Wright Medical”), and Tornier, Inc. (“Tornier” and, collectively with Stryker and Wright Medical, the "Stryker Parties"), $25.0

million recognized under the Development and License Agreements with Stryker, and $1.0 million generated from our license agreement (the "License Agreement") with Paragon 28. Royalty and licensing revenue for the year ended December 31, 2020 includes revenue of $9.6 million generated from our settlement and license agreement (the "Zimmer Settlement and License Agreement") with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC (collectively,"Zimmer Biomet"). Ongoing royalty revenue is generated from our license agreement (the "MicroPort License Agreement") with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. The MicroPort License Agreement will expire upon the expiration of the last to expire of our patents and patent applications licensed to MicroPort, which currently is expected to occur in 2031.

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

Cost of revenue

    We produce our computer aided designs, or CAD, in-house and in India and use them to direct most of our product manufacturing efforts. We manufacture all of our PSI, or iJigs, tibial trays used in our total knee implants, and polyethylene tibia tray inserts for our iTotal CR and our iTotal PS product, in our facility in Wilmington, Massachusetts. We polish our femoral implants used in our total and partial knee products in our facility in Wallingford, Connecticut. Starting in 2019, we began to manufacture the lateral partial tibial tray components in our facility in Wilmington, Massachusetts. We outsource the production of the remainder of the partial knee tibial components, femoral castings, and other knee and hip components to third-party suppliers. Our suppliers make our personalized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, outsourced CAD labor, manufacturing supplies, inbound freight, manufacturing overhead, and depreciation expense. Also included in cost of revenue for the year ended December 31, 2020, are legal fees payable to external counsel in connection with our patent licensing and enforcement activities related to the Settlement and License Agreement with Zimmer Biomet.

    We calculate gross margin as revenue less cost of revenue divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including primarily volume of units produced, manufacturing efficiencies, our average selling price, the geographic mix of sales, product sales mix, the number of cancelled sales orders resulting in wasted implants, and royalty revenue.

    We expect our gross margin from the sale of our products, which excludes royalty and licensing revenue, to expand over time to the extent we are successful in reducing our manufacturing costs per unit, increasing our manufacturing efficiency, and increasing sales volume through with launch of Identity Imprint™ and our Image-to-Implant® Platinum Services℠ Program. We believe that areas of opportunity to expand our gross margin in the future, if and as the volume of our product sales increases, include the following:

•absorbing overhead costs across a larger volume of product sales;
•obtaining more favorable pricing for the materials used in the manufacture of our products;
•obtaining more favorable pricing of certain components of our products manufactured for us by third parties;
•increasing the proportion of our CAD design activities that is performed in-house at our India facility; and
•developing new versions of our software used in the design of our joint replacement implants, which we believe will reduce costs associated with the design process.

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

Total other income (expenses), net

    Total other income (expenses), net consists primarily of interest expense and amortization of debt discount associated with our term loans outstanding during the year, gain on forgiveness of PPP loan, debt extinguishment loss, income related to the development agreement with Stryker, and gains (losses) from foreign currency transactions. The effect of exchange rates on our foreign currency-denominated asset and liability balances are recorded as foreign currency translation adjustments in the consolidated statements of comprehensive income (loss).

Income tax provision

    Income tax provision consists primarily of a provision for income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including net operating loss carryforwards and research and development credits and other tax credits.

Consolidated results of operations

Comparison of the years ended December 31, 2021 and 2020

    The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2021		2020		2021 vs 2020
Years Ended December 31,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$58,318	58%	$58,540	85%	$(222)	—%
Royalty and licensing	41,542	42	10,221	15	31,321	306
Total revenue	99,860	100	68,761	100	31,099	45
Cost of revenue	34,179	34	35,046	51	(867)	(2)
Gross profit	65,681	66	33,715	49	31,966	95

Operating expenses:
Sales and marketing	24,904	25	22,646	33	2,258	10
Research and development	14,791	15	11,939	17	2,852	24
General and administrative	28,994	29	24,244	35	4,750	20
Total operating expenses	68,689	69	58,829	86	9,860	17
Loss from operations	(3,008)	(3)	(25,114)	(37)	22,106	88
Total other income/(expenses), net	686	1	863	1	(177)	(21)
Loss before income taxes	(2,322)	(2)	(24,251)	(35)	21,929	90
Income tax provision	91	—	42	—	49	117
Net loss	$(2,413)	(2)%	$(24,293)	(35)%	$21,880	90%

    Product revenue.    Product revenue was $58.3 million for the year ended December 31, 2021 compared to $58.5 million for the year ended December 31, 2020, a decrease of $0.2 million. Product revenue remained consistent with prior year as COVID-19 cases continue to impact our business.

    The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2021		2020		2021 vs 2020
Years Ended December 31,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$50,990	87%	$50,736	87%	$254	1%
Germany	5,422	9	6,526	11	(1,104)	(17)
Rest of world	1,906	4	1,278	2	628	49
Product revenue	$58,318	100%	$58,540	100%	$(222)	—%

    Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 87% for each of the years ended December 31, 2021 and 2020.

United States product revenue increased $0.3 million to $51.0 million or 1% year over year. The increase in revenue inside the United States was primarily due to growth in our hip products. Germany product revenue decreased $1.1 million to $5.4 million, or 17% year over year on a reported basis and 21% on a constant currency basis. The decline was primarily due to COVID-19 negatively impacting elective procedure volumes and reimbursement denials from MDK in Germany. Rest of World product revenue increased $0.6 million to $1.9 million, or 49% year-over-year on a reported basis and 39% on a constant currency basis, primarily due to an increase in elective surgeries in the UK which were lower in the prior period as a result of the COVID-19 pandemic.

    Royalty and licensing revenue. Royalty and licensing revenue was $41.5 million for the year ended December 31, 2021 compared to $10.2 million for the year ended December 31, 2020, an increase of $31.3 million or 306%. The increase in royalty and licensing revenue was driven by $25.0 million in revenue recognized in connection with receiving 510(k) clearance from the FDA, which was for the third of three milestones under the License Agreement with Stryker, $15.0 million in revenue recognized under the Settlement and License Agreement with the Stryker Parties, and $1.0 million in revenue recognized under the License Agreement with Paragon 28. Royalty and licensing revenue for the year ended December 31, 2020 includes $9.6 million in revenue recognized under the Zimmer Settlement and Licensing Agreement with Zimmer Biomet.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $34.2 million for the year ended December 31, 2021 compared to $35.0 million for the year ended December 31, 2020, a decrease of $0.9 million or 2%. The decrease was due primarily to lower legal fees as 2020 included outside counsel expense in connection with our patent licensing and enforcement activities related to the Settlement and License Agreement with Zimmer Biomet. Gross profit was $65.7 million for the year ended December 31, 2021 compared to $33.7 million for the year ended December 31, 2020, an increase of $32.0 million or 95%. Gross margin was 66% for the year ended December 31, 2021 compared to 49% for the year ended December 31, 2020, an increase of 1,680 basis points. The increase in gross margin was driven primarily by the Stryker licensing revenue under the Development and License Agreements and the Stryker Parties licensing revenue under the Settlement and License Agreement.

    Sales and marketing.    Sales and marketing expense was $24.9 million for the year ended December 31, 2021 compared to $22.6 million for the year ended December 31, 2020, an increase of $2.3 million or 10%. The increase was due primarily to higher personnel costs of $0.4 million, commission expense of $0.7 million, tradeshow and surgeon training of $0.5 million, market research of $0.2 million, marketing collateral of $0.1 million, legal fees of $0.1 million, depreciation expense of $0.1 million, and travel and entertainment of $0.1 million. Sales and marketing expense decreased as a percentage of total revenue to 25% for the year ended December 31, 2021 compared to 33% for the year ended December 31, 2020.

    Research and development.    Research and development expense was $14.8 million for the year ended December 31, 2021 compared to $11.9 million for the year ended December 31, 2020, an increase of $2.9 million or 24%. The increase was due primarily to an increase in professional services of $0.6 million, revenue share expense of $0.4 million, project prototype costs of $0.5 million, personnel related costs of $0.5 million, and a reduction of $0.9 million of cost allocated to the advance on research and development. Research and development expense decreased as a percentage of total revenue to 15% for the year ended December 31, 2021 from 17% for the year ended December 31, 2020.

    General and administrative.    General and administrative expense was $29.0 million for the year ended December 31, 2021 compared to $24.2 million for the year ended December 31, 2020, an increase of $4.8 million or 20%. The increase was primarily due to an increase in legal fees of $2.8 million, an increase in freight costs of $1.5 million, an increase in insurance of $0.2 million, an increase in office and facilities expenses of $0.1 million, and an increase in other various expenses of $0.2 million. General and administrative expense decreased as a percentage of total revenue to 29% for the years ended December 31, 2021 from 35% for the year ended December 31, 2020.

     Total other income (expenses), net.    Total other income (expenses), net was $0.7 million of other income for the year ended December 31, 2021 compared to other income of $0.9 million for the year ended December 31, 2020, a change of $0.2 million, or 21%. The change was primarily due to higher interest expense, net of $0.1 million, a decrease of $6.3 million in foreign currency exchange transaction loss and a loss on the extinguishment of debt of $1.1 million. This was offset by the recognition of a gain on forgiveness of PPP loan of $4.8 million, and the recognition of $2.5 million for the unused portion of the advance on research and development under the Development Agreement with Stryker.

    Income taxes.    Income tax provision was $91,000 for the year ended December 31, 2021 and $42,000 for the year ended December 31, 2020. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the years ended December 31, 2020 and 2019

For a discussion of the comparison of our results of operations for the fiscal years ended December 31, 2020 and 2019, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

    From our inception in June 2004 through the year ended December 31, 2021, we have financed our operations primarily through private placements of preferred stock, our initial public offering in 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. We have not yet attained profitability and continue to incur operating losses and negative operating cash flows.

    At December 31, 2021, we had an accumulated deficit of $530.9 million.

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "2017 Shelf Registration Statement"). The 2017 Shelf Registration Statement allows us to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we could issue and sell up to $50 million of our common stock and entered into an Equity Distribution Agreement ("Distribution Agreement") with Canaccord Genuity LLC (formerly, Canaccord Genuity Inc.) ("Canaccord"), pursuant to which Canaccord agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market” ("ATM"), offering as defined in Rule 415 promulgated under the U.S. Securities Act of 1933, as amended, or the Securities Act. We are not obligated to sell any number of shares under the Distribution Agreement. On August 4, 2020, we and Canaccord mutually agreed to terminate the Distribution Agreement, and as of that date, we had sold 2,663,000 shares under the Distribution Agreement resulting in net proceeds of $4.4 million.

On March 23, 2020, we filed a new shelf registration statement on Form S-3 or the New Shelf Registration Statement, which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, we will be permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The New Shelf Registration Statement is intended to provide us flexibility to conduct sales of our registered securities, subject to market conditions and our future capital needs. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into an ATM issuance sales agreement (the "Sales Agreement"), with Cowen and Company, LLC ("Cowen"), pursuant to which we may offer and sell shares of the our common stock to or through Cowen, acting as agent and/or principal, from time to time in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and we also provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. We are not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of December 31, 2021, we had not sold any shares under the Sales Agreement.
    On December 17, 2018, we entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lincoln Park Capital ("LPC"). Upon entering into the Stock Purchase Agreement, we sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. Additionally, as consideration for LPC’s commitment to purchase shares of common stock under the LPC Agreement, we issued 354,430 shares to LPC.  We have the right at our sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. We will control the timing of any sales to LPC and LPC will be obligated to make purchases of our common stock upon receipt of requests from us in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase the up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of our shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of our common stock pursuant to receipt of a request from us on any business day on which the last closing trade price of our common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share. No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of our common stock. The Stock Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $17.6 million of our common stock pursuant to the Stock Purchase Agreement dated December 17, 2018. As of December 31, 2021, we have sold 4,521,968 shares under the Stock Purchase Agreement resulting in proceeds of $3.4 million.

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

The pre-funded warrants became exercisable immediately upon issuance, have an exercise price of $0.0001 per share and were exercisable until all of the pre-funded warrants were exercised in full. As of March 31, 2021, all pre-funded warrants were exercised. The warrants became exercisable immediately upon issuance, have an exercise price of $0.8748 per share, and will expire five years from the date of issuance. As of December 31, 2021, approximately 6.0 million of these warrants have been exercised. The pre-funded warrants and the warrants each prohibit the holder from exercising any portion thereof to the extent that the holder would own more than 9.99% of the number of shares of common stock outstanding immediately after exercise. The number of shares issuable upon exercise of the warrants and pre-funded warrants and the exercise price of the warrants and pre-funded warrants is adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

On June 25, 2019, we entered into a Loan and Security Agreement (the "2019 Secured Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and lender, East West Bank and the other lenders party thereto from time to time (the "Lenders"), pursuant to which the Lenders agreed to make term loans and to provide a revolving credit facility to us to repay existing indebtedness, for working capital and general business purposes, in a principal amount of up to $30 million. We used the proceeds from the 2019 Secured Loan Agreement to pay off the $15 million term loan from Oxford Finance LLC. In addition, Innovatus purchased approximately $3 million of our common stock at the previous day's closing price. During the first quarter of 2020, we reported that we may not be able to meet our second quarter revenue covenant and would work with Innovatus with the goal of adjusting the revenue covenants under the 2019 Secured Loan Agreement. On July 1, 2020, we entered into a third amendment to the 2019 Secured Loan Agreement, which, among other things, waived the trailing six-month revenue covenant milestones that applied to the quarters ended June 30, September 30 and December 31, 2020 under the agreement, reduced the revenue covenant milestones that apply thereafter, and delays until June 25, 2021 our option to prepay all, but not less than all, of the term loans advanced under the 2019 Secured Loan Agreement. On August 20, 2020, we entered into a fourth amendment to the 2019 Secured Loan Agreement, which, among other things, waived certain provisions of the agreement that apply to Conformis India LLP.

On March 1, 2021, we entered into a fifth amendment to the 2019 Secured Loan Agreement, which, among other things, waives the trailing six-month revenue covenant milestones that apply to the quarters ending March 31, June 30, September 30 and December 31, 2021 and reduces the revenue covenant milestones that apply in 2022.

The revenue covenant milestones remain unchanged for 2023 and 2024. The amendment increased our minimum cash covenant to $5 million until December 31, 2021.

On November 22, 2021, we entered into a Credit and Security Agreement (the “New Credit Agreement”) with MidCap Financial Services, LLC (“MidCap Financial Services”), as servicer for MidCap Financial Trust to refinance the Company's existing senior secured indebtedness. The New Credit Agreement provides for a five-year, $21 million secured term loan facility (the “Term Facility”), and replaces our existing credit facility under the 2019 Secured Loan Agreement, with Innovatus, as collateral agent and lender, East West Bank and other lenders party thereto (collectively, the "Lenders"). We used the proceeds from the debt financings to pay off our existing credit facility under the 2019 Secured Loan Agreement with the Lenders.

The New Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the New Credit Agreement contains a minimum liquidity covenant requiring the us to maintain unrestricted cash and cash equivalents in excess of $4.0 million. The New Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Term Facility may be accelerated. As of December 31, 2021, we were not in breach of covenants under the New Credit Agreement. For further information regarding the 2019 Secured Loan Agreement and the Amendments, and the New Credit Agreement see “Note I—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

On September 30, 2019, we entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a subsidiary of Stryker Corporation also known as Stryker Orthopaedics, or Stryker. In connection with entering into the Asset Purchase Agreement, we also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker. Under the terms of the agreements, we agreed to sell and license to Stryker certain assets relating to our patient-specific instrumentation technology, and to develop, manufacture, and supply patient-specific instrumentation for use in connection with Stryker's "off-the-shelf" non-personalized knee implant offerings. We received $14 million upfront and became eligible to receive up to an additional $16 million in milestone payments pursuant to the License Agreement and the Development Agreement. As of December 31, 2021, we had successfully completed the third of three milestones with Stryker and received $11.0 million, for a total aggregate received of $16.0 million for achievement of these milestones. Under the long-term Distribution Agreement, we began supplying patient-specific instrumentation to Stryker.

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), was enacted on March 27, 2020 in the United States. On April 17, 2020, we entered into an approximately $4.7 million promissory note, or the PPP Note, with East West Bank as the lender under the PPP offered by the SBA, to mitigate the negative financial and operational impacts of the COVID-19 pandemic. The interest rate on the PPP Note is a fixed rate of 1% per annum. We are required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022, or the Maturity Date. We were required to pay regular monthly payments in an amount equal to one month’s accrued interest commencing on August 2, 2021, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the deferral period were to be payable on the Maturity Date. According to the terms of the PPP, all or a portion of the loan as well as any accrued interest may be fully forgiven if the funds are used for payroll costs (and at least 60% of the forgiven amount must have been used for payroll), interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, we used the proceeds of the loan primarily for payroll costs. We submitted the loan forgiveness application to the lender on December 11, 2020. We resubmitted the application on February 23, 2021 with additional supporting documentation as requested by the lender. On March 4, 2021, our lender submitted our application to the SBA for their review and on June 30, 2021, we received notification through our lender that the SBA had rendered a final decision regarding its review of the PPP loan forgiveness application, fully approving the loan forgiveness application as of June 28, 2021.

On May 22, 2020, we entered into the Zimmer Settlement and License Agreement with Zimmer Biomet, pursuant to which the parties agreed to terms for resolving then-existing patent disputes. Under the Settlement and License Agreement, we and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties; we granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of our patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants; and Zimmer Biomet granted us a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for our implants and PSI for the knee. Under the agreement, Zimmer Biomet was required to pay us a total of $9.6 million in installments through January 15, 2021, and all such payments were made and received by such date. No payment was due from us to Zimmer Biomet.

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

On April 8, 2021, we entered into a License Agreement with Paragon 28, granting Paragon 28 a non-exclusive license under a subset of our U.S. patents for the use of PSI with off-the-shelf implants. In connection with this License Agreement, we recognized revenue of $1.0 million during the quarter ended June 30, 2021.

On June 30, 2021 we entered into the Settlement and License Agreement with the Stryker Parties, pursuant to which the parties have agreed to terms for resolving all of their existing patent disputes. Under the Settlement and License Agreement, we granted to the Stryker Parties a royalty-free, non-exclusive, worldwide license to certain of our patents for the Stryker Parties' patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants. Under the agreement, the Stryker Parties are required to pay us a one-time payment of $15.0 million no later than October 15, 2021. The payment was received in October 2021.

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

    At December 31, 2021, we had cash and cash equivalents of $100.6 million and $0.6 million in restricted cash allocated to lease deposits.  Based on our current operating plan, we expect to fund our operations, capital expenditure requirements and debt service with existing cash and cash equivalents as of December 31, 2021, anticipated revenue from operations, revenue that may be generated in connection with licensing intellectual property, available sales of shares under the Sales Agreement and the Stock Purchase Agreement and funds from potential exercises of our common stock warrants. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenues, and the fact that we could use our capital resources sooner than we expect.

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

Cash flows

    The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(8,399)	$(18,310)	$9,911	54%
Investing activities	(2,300)	(3,249)	949	29
Financing activities	82,803	23,757	59,046	249
Effect of exchange rate on cash	(121)	81	(202)	(249)
Total	$71,983	$2,279	$69,704	3,059%

    Net cash used in operating activities.    Net cash used in operating activities was $8.4 million for the year ended December 31, 2021 and $18.3 million for the year ended December 31, 2020, a decrease of $9.9 million. The $9.9 million decrease in net cash used in operating activities was primarily affected by a decrease in net loss of $21.8 million, an increase in accounts payable, accrued expenses and other liabilities of $6.5 million, and a decrease in royalty and licensing receivable of $2.1 million, partially offset by an increase in accounts receivable of $3.1 million, an increase in inventory of $2.1 million, and a decrease in contract liability and advance on research and development under the Agreements with Stryker of $18.5 million. Non-cash reconciling items include an increase in unrealized foreign exchange gain/loss of $6.2 million, an increase on the loss on extinguishment of debt of $1.1 million, and a decrease due to the gain on forgiveness of PPP loan of $4.8 million.

    Net cash used in investing activities.    Net cash used in investing activities was $2.3 million for the year ended December 31, 2021 compared to $3.2 million cash used in investing activities for the year ended December 31, 2020, a decrease of $0.9 million. The decrease is due to a decrease in costs related to the acquisition of property, plant, and equipment.

    Net cash provided by financing activities.    Net cash provided by financing activities was $82.8 million for the year ended December 31, 2021 and $23.8 million for the year ended December 31, 2020, an increase of $59.0 million. The increase is due to $79.6 million of net proceeds from the issuance of common stock under the New Shelf Registration Statement, $5.3 million of proceeds from the exercise of common stock warrants, and $2.1 million of net costs related to the refinancing of the Innovatus debt, compared to $15.9 million of proceeds from the issuance of common stock and prefunded warrants under the registered direct offering, net proceeds of $3.1 million from issuance of common stock and $4.7 million of proceeds from the issuance of the PPP loan during the same period last year.

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

    The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 0.8% to 6.2%. We incurred aggregate revenue share expense, included in research and development, including all amounts payable under our scientific advisory board revenue share agreements of $2.2 million during the year ended December 31, 2021, and representing 3.7% of product revenue, $1.6 million during the year ended December 31, 2020, representing 2.7% of product revenue. For further information, see “Note H—Commitments and Contingencies—Revenue Share Agreements” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Segment information

    We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

    Through December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

    Product revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2021. Payment is typically due between 30 - 60 days from invoice.

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

Under ASC 606, the individual rights to license certain of our patents are accounted for as a single performance obligation. The earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Ongoing royalty revenue is generated from our agreement with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. Under ASC 606, the license agreement with MicroPort indicates that the licenses are functional and thus revenue recognition is upon the license execution date.

Under the long-term Distribution Agreement with Stryker, we supply patient specific instrumentation and revenue is recognized at a point in time, that is, when Stryker obtains control of the products.

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
    We recognize a contract liability when there is an obligation to transfer goods or services and consideration has already been received from the customer. We concluded that Stryker meets the definition of a customer for a portion of the obligations under the Stryker Agreements. The contract liability balances as of January 1, 2021 and 2020, were $14.0 million and $12.0 million, respectively, which were related to consideration received from the customer under the Asset Purchase Agreement and Development Agreement. We concluded the license rights under the License Agreement were functional and would be recognized at the point in time when 510(k) clearance was received from the FDA as required under Milestone 3 in the License Agreement, or upon termination by Stryker and Stryker's election to purchase the license rights. On April 19, 2021, we achieved the third of three milestones under the License Agreement when it received 510(k) clearance from the FDA and received $11.0 million from Stryker. In connection with the 510(k) clearance, we recognized as royalty and license revenue the $14.0 million that was previously deferred as contract liability, plus the $11.0 million payment received, for a total aggregate of $25.0 million during the quarter ended June 30, 2021. There are no amounts recorded as contract liability as of December 31, 2021. In addition, during the quarter ended June 30, 2021, we recorded $2.5 million in other income for the remaining portion of the advance on research and development, that was not used to offset against research and development expenses.

Inventories

    Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. We regularly review our inventory quantities on hand and related cost and record a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. We also review our inventory value to determine if it reflects the lower of cost or net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the years ended December 31, 2021, and 2020, we recognized provisions of $2.6 million, and $2.7 million, respectively, to adjust our inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

Long-lived assets

We test impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. If changes in circumstances lead us to believe that any of our long-lived assets may be impaired, we will test the asset group for recoverability, by evaluating whether the estimated undiscounted cash flows, including estimated residual value, generated from the asset group are sufficient to support the carrying value of the assets. During the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021, there were no changes in circumstances that led us to believe that our long-lived assets may be impaired. During the quarter ended December 31, 2021, we had experienced a significant decrease in our stock price and incurred current-period operating losses associated with our asset group, and as such, an assessment for recoverability was performed. We evaluated whether the estimated undiscounted cash flows, including estimated terminal value, generated from the asset group were sufficient to support the carrying value of the assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, we may be required to record impairment charges. During the years ended December 31, 2021 and 2020, no such impairment charges were recognized.

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

    We have operations in Germany, the United Kingdom and India. The operating results of these operations will be permanently reinvested in those jurisdictions. As a result, we have only provided for income taxes at local rates when required.

    On March 27, 2020, the U.S. government enacted the CARES Act which included modifications to the limitation on business interest expense, net operating loss provisions, and other various U.S. tax law updates. We analyzed these aspects of the CARES Act and it had no material impact on our consolidated financial statements.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Conformis, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Conformis, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of long-lived assets

As described further in Note B to the consolidated financial statements, the Company evaluates long-lived assets for impairment when events or changes in circumstances exist that may indicate that the carrying amount of the asset group is no longer recoverable. The Company identified a triggering event for impairment during the quarter ended December 31, 2021. Accordingly, we identified the valuation of long-lived assets as a critical audit matter.

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

•We tested the reasonableness of management’s forecasted cash flows by considering both positive and negative evidence impacting the forecasts in comparison to market and industry factors/trends, and historical trends. Additionally, we performed analysis to test the sensitivity of management’s forecasts.

•With the assistance of our valuation specialists, we evaluated the reasonableness of the terminal value revenue multiple used by management by comparing it to a range of independent market participant multiples.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2008.

Boston, Massachusetts
March 2, 2022

CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020

Assets
Current Assets
Cash and cash equivalents	$100,556	$28,673
Accounts receivable, net	9,079	8,515
Royalty and licensing receivable	280	1,256
Inventories	15,204	12,585
Prepaid expenses and other current assets	1,764	2,315
Total current assets	126,883	53,344
Property and equipment, net	10,268	12,240
Operating right-of-use assets	7,536	5,215
Other Assets
Restricted cash	562	462
Other long-term assets	92	239
Total assets	$145,341	$71,500

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,557	$4,918
Accrued expenses	9,576	7,213
Operating lease liabilities	1,830	1,620
Advance on research and development	—	3,168
Contract liability	—	14,000
Total current liabilities	17,963	30,919
Long-term debt, less debt issuance costs	20,355	25,003
Operating lease liabilities	6,471	4,206
Total liabilities	44,789	60,128
Commitments and contingencies (Note H)
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at December 31, 2021 and December 31, 2020; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value:
Authorized: 300,000,000 and 200,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 186,042,390 and 95,546,577 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	632,513	543,809
Accumulated deficit	(530,851)	(528,438)
Accumulated other comprehensive loss	(1,112)	(4,000)
Total stockholders’ equity	100,552	11,372
Total liabilities and stockholders’ equity	$145,341	$71,500
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Revenue
Product	$58,318	$58,540
Royalty and licensing	41,542	10,221
Total revenue	99,860	68,761
Cost of revenue	34,179	35,046
Gross profit	65,681	33,715

Operating expenses
Sales and marketing	24,904	22,646
Research and development	14,791	11,939
General and administrative	28,994	24,244
Total operating expenses	68,689	58,829
Loss from operations	(3,008)	(25,114)

Other income and expenses
Interest income	97	76
Interest expense	(3,496)	(2,373)
Foreign currency exchange transaction (loss) income	(3,167)	3,160
Other income	7,252	—
Total other income	686	863
Loss before income taxes	(2,322)	(24,251)
Income tax provision	91	42

Net loss	$(2,413)	$(24,293)

Net loss per share - basic and diluted	$(0.01)	$(0.34)

Weighted average common shares outstanding - basic and diluted	166,713,261	71,699,615

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2021	2020
Net loss	$(2,413)	$(24,293)
Other comprehensive income (loss)
Foreign currency translation adjustments	2,888	(3,135)
Comprehensive income (loss)	$475	$(27,428)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share and per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Par Value				Total
Balance, December 31, 2019	70,427,400	$1	$521,356	$(504,145)	$(865)	$16,347
Issuance of common stock—restricted stock	3,721,205	—	2	—	—	2
Issuance of common stock—LPC offering	2,600,000	—	2,403	—	—	2,403
Issuance of common stock—ATM offering	792,931	—	746	—	—	746
Issuance of common stock and pre-funded warrants under registered direct offering, less issuance costs of $1.4 million	8,512,088	—	15,895	—	—	15,895
Issuance of common stock upon exercise of pre-funded warrants	9,492,953	—	1	—	—	1
Compensation expense related to issued stock options and restricted stock awards	—	—	3,406	—	—	3,406
Net loss	—	—	—	(24,293)	—	(24,293)
Other comprehensive loss	—	—	—	—	(3,135)	(3,135)
Balance, December 31, 2020	95,546,577	$1	$543,809	$(528,438)	$(4,000)	$11,372
Issuance of common stock—restricted stock	3,538,391	—	—	—	—	$—
Issuance of common stock at public offering, less issuance costs of $5.4 million	80,952,381	1	79,636	—	—	79,637
Issuance of common stock upon exercise of common stock warrants	6,005,041	—	5,253	—	—	5,253
Compensation expense related to issued stock options and restricted stock awards	—	—	3,815	—	—	3,815
Net loss	—	—	—	(2,413)	—	(2,413)
Other comprehensive income	—	—	—	—	2,888	2,888
Balance, December 31, 2021	186,042,390	$2	$632,513	$(530,851)	$(1,112)	$100,552

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(2,413)	$(24,293)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,273	4,366
Stock-based compensation expense	3,815	3,406
Unrealized foreign exchange (income) loss	3,009	(3,214)
Non-cash lease expense	1,443	1,180
Provision for bad debts on trade receivables	48	50
Gain on forgiveness of PPP loan	(4,772)	—
Loss on extinguishment of debt	1,068	—
Non-cash interest expense	738	712
Changes in operating assets and liabilities:
Accounts receivable	(612)	2,501
Royalty and licensing receivable	976	(1,091)
Inventories	(2,619)	(512)
Prepaid expenses and other assets	546	430
Accounts payable, accrued expenses, and other liabilities	3,269	(3,182)
Contract liability	(14,000)	2,000
Advance on research and development	(3,168)	(663)
Net cash used in operating activities	(8,399)	(18,310)

Cash flows from investing activities:
Acquisition of property and equipment	(2,300)	(3,249)
Net cash (used in) provided by investing activities	(2,300)	(3,249)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	5,253	—
Proceeds from exercise of pre-funded warrants	—	1
Debt issuance costs	(659)	(10)
Loss on extinguishment of debt	(1,216)	—
Proceeds from issuance of debt	21,000	4,720
Payments on long-term debt	(21,212)	—
Net proceeds from issuance of common stock	79,637	3,151
Issuance of common stock and pre-funded warrants under registered direct offering, net	—	15,895
Net cash provided by financing activities	82,803	23,757
Foreign exchange effect on cash and cash equivalents	(121)	81
Increase in cash, cash equivalents, and restricted cash	71,983	2,279
Cash, cash equivalents, and restricted cash beginning of period	29,135	26,856
Cash, cash equivalents, and restricted cash end of period	$101,118	$29,135

Supplemental information:
Cash paid for interest	1,463	1,413
Non-cash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease obligations	3,763	543
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

    The Company was incorporated in Delaware and commenced operations in 2004. The Company introduced its iUni and iDuo in 2007, its iTotal CR in 2011, its iTotal PS in 2015, its Conformis hip system in 2018, and its Identity Imprint in 2021. The Company has its corporate offices in Billerica, Massachusetts.

    These consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

    Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. At December 31, 2021, the Company had an accumulated deficit of $530.9 million and cash and cash equivalents of $100.6 million, and $0.6 million in restricted cash allocated to a lease deposit.

The Company expects that its existing cash and cash equivalents as of December 31, 2021, funds from potential exercises of its common stock warrants, and anticipated revenue from operations, will enable the Company to fund its operations, capital expenditure requirements and debt service for at least the next 12 months from the date of filing. In order for the Company to meet its long-term operating plan, the Company expects that revenue growth, margin improvements and leveraging operating expenses will be necessary. It cannot be assured that the Company will be successful.

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

On November 22, 2021, the Company entered into a Credit and Security Agreement (the “New Credit Agreement”) with MidCap Financial Services, LLC (“MidCap Financial Services”), as servicer for MidCap Financial Trust to refinance the Company's existing senior secured indebtedness. The New Credit Agreement provides for a five-year, $21 million secured term loan facility (the “Term Facility”), and replaces the Company’s existing credit facility under the 2019 Secured Loan Agreement, with Innovatus, as collateral agent and lender, East West Bank and other lenders party thereto (collectively, the "Lenders"). The Company used the proceeds from the debt financings to pay off its existing credit facility under the 2019 Secured Loan Agreement with the Lenders. For further information regarding the 2019 Secured Loan Agreement and the Amendments, and the New Credit Agreement see “Note I—Debt and Notes Payable”.

On February 17, 2021, the Company closed an offering of its common stock under the Company's shelf registration statement on Form S-3, pursuant to which the Company issued and sold 80,952,381 shares of its common stock at a public offering price of $1.05 per share, for aggregate net proceeds of approximately $79.6 million. For further information regarding this public offering, see "Note J—Stockholders' Equity".

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

However, in the United States and Germany, which are the Company's major sales markets, estimated case counts increased in the fourth quarter of 2020 and peaked in January 2021. While worldwide case counts declined since January, the Company saw a decline in elective procedures during the first quarter of 2021. In Germany, case counts declined after January 2021 but then increased again in the second quarter. Germany case counts began to decline mid-way through the second quarter but the Company saw a decline in Germany elective procedures during the second quarter of 2021. In the United States, elective procedures have improved sequentially second quarter of 2021 over first quarter of 2021 consistent with the market. However, in the third and fourth quarters of 2021, the Company experienced higher levels of deferred and rescheduled knee and hip procedures as a result of the surge in COVID-19 cases associated with the Delta and Omicron variants. The Company expects that these negative effects will continue in the near term until infection rates decline further from their current level, and more of the population is vaccinated. The future progression of the pandemic remains uncertain, including with respect to new or potential variants. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

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

Note B—Summary of Significant Accounting Policies

Concentrations of credit risk and other risks and uncertainties

    Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains the majority of its cash with accredited financial institutions which mitigates potential risks related to concentration. The Company had $0.6 million as of December 31, 2021 and $1.0 million as of December 31, 2020 held in foreign bank accounts, that are not federally insured.

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

     For the year ended December 31, 2021, Stryker Corporation (“Stryker”), Wright Medical Technology, Inc. (“Wright Medical”), and Tornier, Inc. (“Tornier,” and collectively with Stryker and Wright Medical, the "Stryker Parties") represented 40% of total revenue. For the year ended December 31, 2020, Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC (collectively, “Zimmer Biomet”) represented 14% of total revenue. As of December 31, 2021, there were no customers that represented greater than 10% of total net receivable balance. As of December 31, 2020, payments due from Zimmer Biomet represented 13% of our total net receivable balance.

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

Cash, cash equivalents and restricted cash

    The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased to be cash equivalents. The Company’s cash equivalents consist of demand deposits and money market accounts. Demand deposits and money market accounts are carried at cost which approximates their fair value. The Company has recorded restricted cash of $0.6 million as of December 31, 2021, and $0.5 million as of December 31, 2020. Restricted cash consisted of security provided for lease obligations.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$100,556	$28,673
Restricted cash	562	462
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$101,118	$29,135

Fair value of financial instruments

    Certain of the Company’s financial instruments, including cash and cash equivalents (excluding money market funds), accounts receivable, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of the short-term maturity. The carrying value of the debt approximates fair value because the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments.

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

Inventories

    Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the years ended December 31, 2021 and 2020, the Company recognized provisions of $2.6 million and $2.7 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Long-lived assets

The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. If changes in circumstances lead the Company to believe that any of its long-lived assets may be impaired, the Company will test the asset group for recoverability, by evaluating whether the estimated undiscounted cash flows, including estimated residual value, generated from the asset group are sufficient to support the carrying value of the assets. During the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021, there were no changes in circumstances that led the Company to believe that its long-lived assets may be impaired. During the quarter ended December 31, 2021, the Company had experienced a significant decrease in its stock price and incurred current-period operating losses associated with its asset group, and as such, an assessment for recoverability was performed. The Company evaluated whether the estimated undiscounted cash flows, including estimated terminal value, generated from the asset group were sufficient to support the carrying value of the assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the years ended December 31, 2021 and 2020, no such impairment charges were recognized.

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

Revenue recognition

Product Revenue Recognition

    Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2021. Payment is typically due between 30 - 60 days from invoice.

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

Under the long-term Distribution Agreement with Stryker, the Company supplies patient specific instrumentation to Stryker and revenue is recognized at a point in time, that is, when Stryker obtains control of the products.

    Unconditional rights to consideration are reported as receivables. Incidental items that are immaterial in the context of the contract are recognized as expense. At December 31, 2021 and 2020, the Company did not have contract assets or liabilities recorded on the Consolidated Balance Sheets derived from contract with customers.

Royalty and Licensing Revenue Recognition

    The Company receives ongoing sales-based royalties under its license agreement (the "MicroPort License Agreement") with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, (collectively, "MicroPort"). Royalty revenue is recorded at the expected value of the royalty revenue.

On September 30, 2019 the Company entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a wholly-owned subsidiary of Stryker. In connection with entering into the Asset Purchase Agreement, the Company also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker (the "Stryker Agreements"). The Company determined that the Asset Purchase Agreement and the License Agreement, are within the scope of ASC 606. Under the Asset Purchase Agreement and License Agreement, the Company is required to provide certain assets and the right to use the license for a specific purpose. The assets and the right to use the license are highly interdependent and considered one performance obligation. The Company bifurcated the total transaction price of $30.0 million into two components; $5.0 million related to cost reimbursement for other services (development) and $25.0 million allocated to royalty revenue determined using the residual approach of deducting the cost reimbursement component from the total transaction price. The arrangement does not contain a significant financing component.

The Company records a contract liability when there is an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company has concluded that Stryker meets the definition of a customer for a portion of the obligations under the Stryker Agreements. The contract liability balances as of January 1, 2021 and 2020, were $14.0 million and $12.0 million, respectively, which were related to consideration received from the customer under the Asset Purchase Agreement and Development Agreement. The Company concluded the license rights under the License Agreement were functional and would be recognized at the point in time when 510(k) clearance was received from the FDA as required under Milestone 3 in the License Agreement, or upon termination by Stryker and Stryker's election to purchase the license rights. On April 19, 2021, the Company achieved the third of three milestones under the License Agreement when it received 510(k) clearance from the FDA and received $11.0 million from Stryker. In connection with the 510(k) clearance, the Company recognized as royalty and license revenue the $14.0 million that was previously deferred as contract liability, plus the $11.0 million payment received, for a total aggregate of $25.0 million during the quarter ended June 30, 2021. There are no amounts recorded as contract liability as of December 31, 2021. In addition, during the quarter ended June 30, 2021, the Company recorded $2.5 million in other income for the remaining portion of the advance on research and development, that was not used to offset against research and development expenses.

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

On April 8, 2021, the Company entered into a license agreement (the “License Agreement”) with Paragon 28, Inc. ("Paragon 28"), granting Paragon 28 a non-exclusive license under a subset of the Company's U.S. patents for the use of patient-specific instruments with off-the-shelf implants in Paragon 28’s APEX 3D Total Ankle Replacement System. In consideration for the license, the Company received $0.5 million upon execution of the License Agreement, another $0.5 million in October 2021, and may receive an additional $0.5 million from Paragon 28 before April 8, 2022. In connection with this License Agreement, the Company recognized revenue of $1.0 million during the quarter ended June 30, 2021. The remaining $0.5 million was excluded from the transaction price given it is contingent on a future event that was not probable as of December 31, 2021.

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

    The following table summarizes activity for rebate allowance reserve for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Beginning Balance	$81	$127
Provision related to current period sales	107	146
Adjustment related to prior period sales	—	(55)
Payments or credits issued to customer	(109)	(137)
Ending Balance	$79	$81

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

Shipping and handling costs

    Shipping and handling activities prior to the transfer of control to the customer (e.g., when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $3.1 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively.

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

    Under the Development Agreement with Stryker, the Company has three milestone deliverables in which the Company must deliver the first prototype of the patient-specific instrumentation ("PSI") to be used with Stryker's off-the-shelf knee implant, design freeze of the PSI, and FDA 510(k) clearance of the developed product. As of December 31, 2021, the Company completed all three milestones under the Development Agreement.

The Company recognized $0.7 million and $1.7 million in Research and development expense for the years ended December 31, 2021 and 2020 respectively, which was offset by a portion of the advance on research and development received upon execution of the agreements and additional payments received for the achievement of all three milestones. During the quarter ended June 30, 2021, the Company recorded $2.5 million in other income for the remaining portion of the advance on research and development, that was not used to offset against research and development expenses.

Research and development expense

    The Company’s research and development costs consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for personnel employed in research and development, regulatory and clinical areas. Research and development expense also includes cost associated with product design, product refinement and improvement efforts before and after receipt of regulatory clearance, development of prototypes, testing, clinical study programs and regulatory activities, contractors and consultants, and equipment and software to support our development. As our revenue increases, we will also incur additional expense for revenue share payments to our past and present scientific advisory board members, including one of our past directors. Research and development costs are expensed as incurred.

Advertising expense

    Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.2 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") which included modifications to the limitation on business interest expense, net operating loss provisions, and other various U.S. tax law updates. The Company analyzed these aspects of the CARES Act and it had no material impact on its consolidated financial statements.

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

    The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Years Ended December 31,
(in thousands, except share and per share data)	2021	2020
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(2,413)	$(24,293)
Denominator:
Denominator for basic loss per share:
Weighted average shares	166,713,261	71,699,615
Basic loss per share attributable to Conformis, Inc. stockholders	$(0.01)	$(0.34)
Diluted loss per share attributable to Conformis, Inc. stockholders	$(0.01)	$(0.34)

    The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Years Ended December 31,
	2021	2020
Common stock warrants	2,591,143	—
Stock options, restricted stock awards, performance awards	2,443,557	970,257
Total	5,034,700	970,257

Note C—Accounts Receivable

    Accounts receivable consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Total receivables	$9,336	$8,805
Allowance for doubtful accounts and returns	(257)	(290)
Accounts receivable, net	$9,079	$8,515

    The beginning accounts receivable balance as of January 1, 2021 and 2020, was $8.5 million and $11.1 million, respectively. All activity within accounts receivables relate to normal operational activity from the period. Accounts receivable included unbilled receivable of $1.1 million and $1.0 million for the years ended December 31, 2021 and 2020. Write-offs related to accounts receivable were approximately $78,000 and $75,000, for the years ended December 31, 2021 and 2020, respectively.

    Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	December 31, 2021	December 31, 2020
Beginning balance	$(290)	$(335)
Provision for bad debts on trade receivables	(48)	(50)
Other allowances	3	20
Accounts receivable write-offs	78	75
Ending balance	$(257)	$(290)

Note D—Inventories

    Inventories consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Raw Material	$6,109	$5,513
Work in process	3,187	1,833
Finished goods	5,908	5,239
Total Inventories	$15,204	$12,585

Note E—Property and Equipment

    Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	December 31, 2021	December 31, 2020
Equipment	5-7	$20,091	$19,461
Furniture and fixtures	5-7	873	864
Computer and software	3	10,540	9,873
Leasehold improvements	3-7	2,243	2,068
Reusable instruments	5	6,272	5,739
Molding and Tooling	5	379	91
Total property and equipment		40,398	38,096
Accumulated depreciation		(30,130)	(25,856)
Property and equipment, net		$10,268	$12,240

    Depreciation expense related to property and equipment was $4.3 million and $4.4 million for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company did not recognize an impairment charge.

Note F—Accrued Expenses

    Accrued expenses consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued employee compensation	$4,701	$3,365
Accrued legal expense	2,140	952
Accrued consulting expense	—	21
Accrued vendor charges	462	766
Accrued revenue share expense	824	697
Accrued clinical trial expense	335	306
Accrued other	1,114	1,106
	$9,576	$7,213

Note G—Leases

    The Company maintains its corporate headquarters in a leased building located in Billerica, Massachusetts. The Company maintains its design and manufacturing facilities in leased buildings located in Wilmington, Massachusetts, Wallingford, Connecticut, and Hyderabad, India.

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

    As of December 31, 2021, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

    The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

    Cash paid for amounts included in lease liability were $1.7 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively. The components of lease expense and related cash flows were as follows (in thousands):

	December 31, 2021	December 31, 2020
Rent expense	$1,863	$1,536
Variable lease cost (1)	426	350
	$2,289	$1,886
(1) Variable operating lease expenses consist primarily common area maintenance and real estate taxes for the years ended December 31, 2021 and 2020.

    As of December 31, 2021, the remaining weighted-average lease term of the operating leases was 4.78 years and the weighted-average discount rate was 6.0%.

    The future minimum rental payments under these agreements as of December 31, 2021 were as follows (in thousands):

Year	Minimum Lease Payments
2022	1,814
2023	2,067
2024	2,125
2025	1,885
2026	971
2027	740
Total lease payments	$9,602
Present value adjustment	(1,301)
Present value of lease liabilities	$8,301

Note H—Commitments and Contingencies

License and revenue share agreements

Revenue share agreements

    The Company is party to revenue share agreements with certain past and present members of its scientific advisory board under which these advisors agreed to participate on its scientific advisory board and to assist with the development of the Company’s personalized implant products and related intellectual property. These agreements provide that the Company will pay the advisor a specified percentage of the Company’s net revenue, ranging from 0.10%% to 1.33%%, with respect to the Company’s products on which the advisor made a technical contribution or, in some cases, which the Company covered by a claim of one of its patents on which the advisor is a named inventor. The specific percentage is determined by reference to product classifications set forth in the agreement and may be tiered based on the level of net revenue collected by the Company on such product sales. The Company’s payment obligations under these agreements typically expire a fixed number of years after expiration or termination of the agreement, but in some cases expire on a product-by-product basis or expiration of the last to expire of the Company’s patents where the advisor is a named inventor that has claims covering the applicable product.

    The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $2.2 million during the year ended December 31, 2021, representing 3.7% of product revenue and $1.6 million during the year ended December 31, 2020, representing 2.7% of product revenue. Revenue share expense is included in research and development.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2021 or December 31, 2020.

Legal proceedings

    In the ordinary course of the Company's business, the Company is subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where the Company sells its products.

On August 15, 2019, the Company filed a lawsuit against Zimmer Biomet, in the United States District Court for the District of Delaware seeking damages for Zimmer Biomet's infringement of certain of the Company’s patents related to patient-specific instrument and implant systems. The complaint alleged that Zimmer Biomet’s multiple lines of PSI, as well as the implant components used in conjunction with them, infringed four of the Company’s patents. The accused product lines included Zimmer Biomet's patient-specific instrument and implant systems for knee, shoulder, and hip replacement procedures.

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

On May 22, 2020, the Company entered into a settlement and license Agreement (the “Zimmer Settlement and License Agreement”) with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC, pursuant to which the parties agreed to terms for resolving the patent disputes described in the preceding two paragraphs. Under the Zimmer Settlement and License Agreement, the Company and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties, the Company granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of the Company's patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants, and Zimmer Biomet granted to the Company a fully paid-up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for the Company's implants and PSI for the knee. Under the agreement, Zimmer Biomet was required to pay the Company a total of $9.6 million in installments through January 15, 2021, and all such payments were made and received by such date. No payment was due from the Company to Zimmer Biomet under the agreement.

On August 29, 2019, the Company filed a lawsuit against Medacta USA, Inc. in the United States District Court for the District of Delaware. The Company amended its complaint on December 23, 2019, and again on October 14, 2020, adding Medacta International SA (Medacta USA, Inc.’s parent company) as a defendant

(Medacta USA, Inc. and Medacta International SA are referred to, together, as “Medacta”). The Company is seeking damages for Medacta’s infringement of certain of the Company’s patents related to patient-specific instrument and implant systems, alleging that Medacta’s multiple lines of PSI, as well as the implant components used in conjunction with them, infringe four of the Company’s patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer to the Company's complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by the Company. Medacta’s answer also alleges the affirmative defense that the Company's asserted patents are invalid. On January 21, 2021, Medacta International SA filed a partial motion to dismiss; on February 16, 2021, the Company filed its opposition to the motion; and on March 2, 2021, Medacta International SA filed its reply. On March 4, 2021, the court issued its opinion on claim construction, ruling in the Company’s favor on the construction of all of the disputed terms. Discovery in the lawsuit is ongoing.

On October 20, 2021, we filed a lawsuit against Medacta Germany GmbH and Medacta International SA (together, “Medacta Europe”) in the Regional Court of Düsseldorf. We are seeking damages for Medacta Europe’s infringement of one of our German patents related to patient-specific instrument and implant systems through Medacta Europe’s sales of multiple lines of PSI, as well as the implant components used in conjunction with them, in Germany. The accused product lines include Medacta Europe’s patient-specific instrument and implant systems for knee, hip, and shoulder replacement procedures. Medacta Europe has not yet filed its statement of defense.

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

On April 30, 2021, the Company filed a lawsuit against DePuy Synthes, Inc., DePuy Synthes Products, Inc., and DePuy Synthes Sales, Inc. (collectively, “DePuy”) in the United States District Court for the District of Delaware, seeking damages for DePuy’s infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that DePuy’s multiple lines of PSI, as well as the implant components used in conjunction with them, infringe seven of the Company's patents. The accused product lines include DePuy’s patient-specific instrument and implant systems for knee and shoulder replacement procedures. On October 25, 2021, DePuy filed a partial motion to dismiss. On November 15, 2021, we filed an amended complaint. On December 6, 2021, DePuy filed a second partial motion to dismiss. We opposed the partial motion to dismiss on December 20, 2021, and DePuy filed a reply in support of its partial motion to dismiss on December 27, 2021.

On June 3, 2021, the Company filed a lawsuit against Exactech, Inc. (“Exactech”) in the United States District Court for the Middle District of Florida seeking damages for Exactech’s infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that Exactech’s line of PSI for use with its ankle implant systems, as well as the ankle implant components used in conjunction with them, infringe five of the Company's patents. Discovery in the lawsuit is ongoing.

On June 3, 2021, the Company filed a lawsuit against Bodycad Laboratories, Inc., Bodycad USA Corp. (together, “Bodycad”), and Exactech (collectively, “Defendants”), in the United States District Court for the Middle District of Florida seeking damages for Defendants’ infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that Defendants’ line of patient-specific surgical systems for unicondylar knee replacement surgery and Bodycad’s line of patient-specific surgical systems for knee osteotomy surgery infringe six of the Company's patents. On August 2, 2021, Exactech filed its answer to the complaint, denying that it infringed our asserted patents and also alleging that our asserted patents are invalid. On August 20, 2021, Bodycad filed a motion to dismiss and for a more definite statement. On September 10, 2021, we filed an amended complaint that continued to accuse the same products of infringing six of our patents. On September 24, 2021, Defendants filed a motion to dismiss, and we opposed the motion to dismiss on October 15, 2021.

On May 8, 2020, the Company and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company (together, “Aetna”) in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. The Company amended its complaint on August 13, 2020, alleging that Aetna violated its duties under state and federal law, including the Employee Retirement Income Security Act. On March 31, 2021, the court dismissed the Company’s claims against Aetna, but allowed the individual plaintiff’s claims to survive. The individual plaintiff settled his claims against Aetna in October 2021 and the Company subsequently filed a notice of appeal.

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

Note I—Debt and Notes Payable

    Long-term debt consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
PPP "Term Loan"	—	4,720
Innovatus, Term Loan	—	20,000
Innovatus, Term Loan accrued payment-in-kind interest	—	775
MidCap, Term Loan	21,000	—
Less unamortized debt issuance costs	(645)	(492)
Long-term debt, less debt issuance costs	$20,355	$25,003

    Principal payments due as of December 31, 2021 consisted of the following (in thousands):

Principal Payment
2022	$—
2023	—
2024	1,750
2025	10,500
2026	8,750
Total	$21,000

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

On July 1, 2020, the Company entered into a third amendment to its 2019 Secured Loan Agreement, which, among other things, waived the trailing six-month revenue covenant milestones that applied to the quarters ended June 30, September 30 and December 31, 2020 under the agreement, reduced the revenue covenant milestones that apply thereafter, and delays until June 25, 2021 the Company’s option to prepay all, but not less than all, of the term loans advanced under the 2019 Secured Loan Agreement. On August 20, 2020, the Company entered into a fourth amendment to the 2019 Secured Loan Agreement, which, among other things, waived certain provisions of the 2019 Secured Loan Agreement that apply to Conformis India LLP. As of December 31, 2021, the Company was not in breach of covenants under the 2019 Secured Loan Agreement.

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

Term Loan - Innovatus

    The term loan under the 2019 Secured Loan Agreement bears interest at a floating annual rate calculated at the greater of the variable rate of interest as most recently announced by East West Bank as prime or 5.50%, plus 3.75% ("Term Loan Basic Interest Rate"), bearing an effective interest rate of 9.25% at December 31, 2021. The Company is required to make interest only payments in arrears on the term loan for four years; provided that the Company has elected to pay 2.50% per annum as such Term Loan Basic Interest Rate in-kind by adding an amount equal to 2.50% per annum of the outstanding principal amount to the then outstanding principal balance on a monthly basis until the third anniversary of the 2019 Secured Loan Agreement. Commencing July 1, 2023 and continuing on the payment date of each month thereafter, the Company is required to make consecutive equal monthly payments of principal of the term loan, together with accrued interest, in arrears, to the Lenders.  All unpaid principal, accrued and unpaid interest with respect to the term loan, and a final fee in the amount of 5.0% of the term loan commitment, is due and payable in full on the term loan maturity date on June 1, 2024.

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

MidCap Term Loan

On November 22, 2021, the Company entered into a New Credit Agreement with MidCap Financial Services, as servicer for MidCap Financial Trust to refinance the Company's existing senior secured indebtedness. The New Credit Agreement provides for a five-year, $21 million secured Term Facility, and replaces the Company’s existing credit facility under the 2019 Secured Loan Agreement, with the Lenders. The existing credit facility was repaid in full and the existing revolving credit facility was terminated in connection with the entry of the New Credit Agreement. The full amount of the $21 million Term Facility was borrowed on the date of entering into the New Credit Agreement. Proceeds of the Term Facility were used for the repayment of the debt owing under the 2019 Secured Loan Agreement with the Lenders.

The New Credit Agreement has a maturity date of November 1, 2026 and requires interest only payments through October 31, 2024, and thereafter, 24 monthly payments of principal and interest resulting in the Term Facility being fully paid by the maturity date. Interest is payable monthly in arrears at a rate of 5.7% per annum plus one month LIBOR subject to a LIBOR floor of 1%. In addition to the interest charged on the Term Facility, the Company is also obligated to pay certain fees, including an origination fee of 0.5% of the term loan due at closing and a final payment fee of 4.0% of the term loan at the time of final payment.

The obligation of the Company with respect to the New Credit Agreement are secured by a security interest over substantially all of the personal property assets of the Company, including accounts receivable, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in its subsidiaries.The New Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the New Credit Agreement contains a minimum liquidity covenant requiring the Company to maintain unrestricted cash and cash equivalents in excess of $4.0 million. The New Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Term Facility may be accelerated. As of December 31, 2021, the Company was not in breach of covenants under the New Credit Agreement.

The prepayment of the debt was accounted for as a debt extinguishment and the Company incurred a loss on the extinguishment of $1.1 million. This amount consisted of final payment fee, prepayment penalty and the write-off of unamortized debt issuance costs. The loss on extinguishment of debt was recognized as interest expense within the consolidated statement of operations during the year ended December 31, 2021.

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

The Company submitted the loan forgiveness application to the lender on December 11, 2020. On June 30, 2021, the Company received notification through its lender that the SBA had rendered a final decision regarding its review of the PPP loan forgiveness application, fully approving the loan forgiveness application as of June 28, 2021. The Company accounted for the forgiveness of the PPP Note in accordance with ASC 405-20-40-1 and ASC 470-50-40-2, where the liability was derecognized from the balance sheet upon formal forgiveness of the loan. The resulting gain on forgiveness was measured based on the net carrying value of the PPP Note, which includes accrued interest and deferred financing costs. The Company recorded a gain on forgiveness of PPP loan of $4.8 million within Other income and expenses on the consolidated statement of operations during the year ended December 31, 2021.

Note J—Stockholders’ Equity

Common stock

    Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

On March 30, 2021, the Company's board of directors adopted a resolution approving a Certificate of Amendment to the Company's Restated Certificate of Incorporation to increase the Company's number of authorized shares of Common Stock from 200,000,000 to 300,000,000 (the “Certificate of Amendment”). The Company's stockholders approved the Certificate of Amendment at the 2021 Annual Meeting. On May 25, 2021, the Certificate of Amendment was filed with the Secretary of State for the State of Delaware.

Preferred stock

    The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at December 31, 2021 and December 31, 2020.

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

On March 23, 2020, the Company filed a new shelf registration statement on Form S-3 (the "New Shelf Registration Statement"), which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, the Company is permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of the Company’s common stock to or through Cowen, acting as agent and/or principal, from time to time, in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and we also provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. The Company is not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of December 31, 2021, the Company had not sold any shares under the Sales Agreement.

 Stock purchase agreement

On December 17, 2018, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lincoln Park Capital ("LPC"). Upon entering into the Stock Purchase Agreement, the Company sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, the Company issued 354,430 shares to LPC. The Company has the right at its sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. The Company controls the timing of any sales to LPC and LPC will be obligated to make purchases of the Company's common stock upon receipt of requests from the Company in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of the Company's shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of the Company's common stock pursuant to receipt of a request from the Company on any business day on which the last closing trade price of the Company's common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share. No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of the Company's common stock. The Stock Purchase Agreement may be terminated by the Company at any time, at the Company's sole discretion, without any cost or penalty. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $17.6 million of its common stock pursuant to the Stock Purchase Agreement dated December 17, 2018. As of December 31, 2021, the Company had sold 4,521,968 shares under the Stock Purchase Agreement resulting in proceeds of $3.4 million.

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

In connection with the September 23, 2020 registered direct offering, the Company issued 9,492,953 pre-funded common stock warrants with an exercise price of $0.0001 per share and an additional 18,005,041 common stock warrants with an exercise price of $0.8748 per share. All of the warrants are exercisable for one share of common stock and are exercisable immediately. As of December 31, 2021, approximately 6.0 million of the common stock warrants have been exercised. The pre-funded warrants are exercisable indefinitely, while the additional warrants are exercisable for 5 years from the date of issuance. As of December 31, 2020, all pre-funded warrants were exercised. Based on the Company’s assessment of the warrants granted relative to ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants are classified as equity instruments. The fair value of the common stock warrants of approximately $10.2 million at the date of issuance was estimated using the Black-Scholes model which used the following inputs: term of 5 years, risk free rate of 0.28%, 0% dividend yield, volatility of 90.15%, an exercise price of $0.875 and share price of $0.833 per share based on the trading price of the Company’s common stock.

Warrants to purchase 12,020,926 shares of common stock were outstanding as of December 31, 2021 and warrants to purchase 18,025,967 shares were outstanding as of December 31, 2020. Outstanding common stock warrants are currently exercisable with varying exercise expiration dates from 2024 through 2025. At December 31, 2021 and December 31, 2020, the weighted average warrant exercise price per share for common stock and the weighted average contractual life was as follows:

	Number of Common Stock Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share
Outstanding December 31, 2020	18,025,967	$0.89	4.73	18,025,967	$0.89
Granted	—	$—	—	—	$—
Exercised	(6,005,041)	—	—	(6,005,041)	—
Cancelled/expired	—	—	—	—	—
Outstanding December 31, 2021	12,020,926	$0.89	3.73	12,020,926	$0.89

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

    The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of our common stock that will be reserved for issuance under the 2015 Plan is the sum of: (1) 2,000,000; plus (2) the number of shares equal to the sum of the number of shares of our common stock then available for issuance under the 2011 Plan and the number of shares of our common stock subject to outstanding awards under the 2011 Plan or under the 2004 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the least of (a) 3,000,000 shares of our common stock, (b) 3% of the number of shares of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board.  Our employees, officers, directors, consultants and advisors will be eligible to receive awards under the 2015 Plan. Incentive stock options, however, may only be granted to our employees.  Options and restricted stock awards granted under the 2015 Plan generally vest over a period of four years and expire ten years from the date of grant. Effective January 1, 2021, an additional 2,866,390 shares of the Company's common stock were added to the 2015 Plan under the terms of this provision, and at the 2021 Annual Meeting of Stockholders on May 24, 2021, the Company' Stockholders approved a First Amendment to the 2015 Plan to increase by 6,000,000, the maximum number of shares of common stock available for issuance under the 2015 Plan ("Plan Amendment"), the Plan, as amended by the Plan Amendment, was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 27, 2021. As of December 31, 2021, 4,829,894 shares of common stock were available for future issuance under the 2015 Plan.

    On April 29, 2019, the stockholders approved the Conformis, Inc. 2019 Sales Team Performance-Based

Equity Incentive Plan ("2019 Sales Team Plan") for up to 3,000,000 shares of common stock available to grant to certain sales representatives or independent sales agents. The 2019 Sales Team Plan provides for the grant of performance-based equity, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Shares covered by awards under the 2019 Sales Team Plan that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited in whole or in part (including as the result of shares subject to such award being repurchased by us at the original issuance price pursuant to a contractual repurchase right) or that result in any shares not being issued, will again be available for the grant of awards under the 2019 Sales Team Plan. Equity granted under the 2019 Sales Team Plan will expire ten years from the date of the grant. As of December 31, 2021, 2,241,430 shares of common stock were available for future issuance under the 2019 Sales Team Plan.

    Stock option activity under all stock plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (In Thousands)
Outstanding December 31, 2019	1,802,463	$6.75	$3
Granted	452,129	0.82
Exercised	—		—
Expired	(474,580)	7.14
Cancelled/Forfeited	(12,433)	1.39
Outstanding December 31, 2020	1,767,579	$5.16	$—
Granted	239,964	1.00
Exercised	—		—
Expired	(214,599)	5.26
Cancelled/Forfeited	(114,964)	1.32
Outstanding December 31, 2021	1,677,980	$4.82	$23

Total vested and exercisable	1,389,776	$5.63	$15

    The total fair value of stock options that vested during the year ended December 31, 2021 was $0.3 million. The weighted average remaining contractual term for the total stock options outstanding was 5.39 years at December 31, 2021. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.64 years at December 31, 2021.

    Restricted common stock award activity under the plans was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2019	4,436,928	$1.54
Granted	4,351,758	0.95
Vested	(1,882,094)	1.56
Forfeited	(630,553)	1.01
Unvested December 31, 2020	6,276,039	$1.18
Granted	4,121,269	0.93
Vested	(2,590,298)	1.17
Forfeited	(673,215)	0.96
Unvested December 31, 2021	7,133,795	$1.06
    The total fair value of restricted common stock awards that vested during the year ended December 31, 2021 was $3.0 million.

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

In November 2021, the Company granted inducement awards outside of the 2015 Plan and 2019 Sales Team Plan to the Company's Vice President, Marketing in the form of 150,000 restricted stock units. The restricted stock unit awards were granted as inducements material to his commencement of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

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

    The weighted average fair value of options granted was $0.50 and $0.47 for the year ended December 31, 2021 and 2020, respectively.

    The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Years Ended December 31,
	2021	2020
Risk-free interest rate	1.30%	1.14%
Expected term (in years)	5.50	6.16
Dividend yield	—%	—%
Expected volatility	87.41%	54.89%

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

Expected volatility. Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. Prior to July 1, 2021, the Company estimated volatility using the historical volatilities of similar public entities. Beginning July 1, 2021, the Company estimates volatility based on the historical volatility of the Company's stock.

Forfeitures. The Company recognizes forfeitures as they occur.

     Stock-based compensation expense was $3.8 million and $3.4 million for the years ended December 31, 2021 and 2020, respectively.  Stock-based compensation expense was recognized ratably over the period with forfeitures accounted for in the period in which they occurred. To date, the amount of stock-based compensation capitalized as part of inventory was not material.  The following is a summary of stock-based compensation expense (in thousands):

	Years Ended December 31,
	2021	2020
Cost of revenue	$75	$72
Sales and marketing	708	446
Research and development	582	648
General and administrative	2,450	2,240
	$3,815	$3,406
     At December 31, 2021, the Company had $0.1 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 1.43 years. At December 31, 2021, the Company had $7.8 million of total unrecognized compensation expense for restricted awards recognized over a weighted average period of 2.29 years.

Note K—Income Taxes

    The Company files U.S. federal and state tax returns as well as foreign income tax returns. The Company has accumulated significant losses since its inception. For financial reporting purposes, loss before income taxes for the years ended December 31, 2021 and 2020 includes the following components (in thousands):

	Years ended December 31,
	2021	2020
Loss before income taxes:
U.S.	$(219)	$(21,968)
Non‑U.S.	(2,103)	(2,283)
	$(2,322)	$(24,251)
Significant components of the provision for income taxes for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Years ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	33	9
Foreign	58	33
	91	42
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total	$91	$42

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

	Years ended December 31,
	2021	2020
Tax at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal benefits	51.39	3.68
Permanent items	155.29	(1.07)
Tax credit	(14.94)	0.37
Change in valuation allowance	(251.92)	(25.37)
Foreign rate differential	4.79	0.76
Rate change	(7.90)	(0.69)
Uncertain tax positions	23.08	4.22
NQ Stock option expirations & forfeitures	(1.54)	(0.09)
Prior period true ups	19.46	0.85
Other	(2.63)	(3.83)
	(3.92)%	(0.17)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes
Significant components of the Company’s deferred tax assets (liabilities) consisted of the following (in thousands):

	Years ended December 31,
	2021	2020
Deferred tax assets:
Federal and state net operating loss carryforwards	$25,101	$23,124
Foreign net operating loss carryforwards	7,458	6,312
Accrued expenses	444	380
Credits	7,776	7,429
Intangibles	1,203	1,278
Stock compensation expense	1,075	988
Lease liability	1,957	1,327
Other	4,906	3,568
Total deferred tax assets	49,920	44,406
Valuation allowance	(47,354)	(41,507)
Net deferred tax assets	2,566	2,899
Deferred tax liabilities:
Fixed assets	(751)	(914)
Right of use asset	(1,774)	(1,175)
Other	(41)	(810)
Net deferred tax liabilities	(2,566)	(2,899)
Net deferred tax liabilities	$—	$—
A valuation allowance is required to reduce the deferred tax assets reported if, based on weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, the Company determined that a $47.4 million valuation allowance at December 31, 2021 was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year was $5.8 million.

The Company provided a valuation allowance for the full amount of its net deferred tax asset for all periods because realization of any future tax benefit cannot be sufficiently assured as the Company does not expect income in the near term.
At December 31, 2021, the Company had approximately $445.5 million of federal net operating loss carryforwards of which $378.8 million if not utilized, a portion will begin to expire in 2022 for federal tax purposes, while $66.7 million of the total will not expire, and approximately $248.9 million of state net operating loss carryforwards that if not utilized, will continue to expire at various dates starting in 2022 for state tax purposes, while $9.1 million of the total will not expire. The Company also has federal and state tax credits of $5.7 million and $2.6 million, which begin to expire in 2022 for federal tax purposes and continue to expire at various dates starting for state tax purposes. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depends predominantly upon having taxable income. The limitations under Section 382 for Federal and State are $345.8 million and $255.9 million as of December 31, 2021. The limitations may reduce the amount of federal and state NOLs and credits of $445.5 million and $248.9 million, respectively, that can be utilized to offset future taxable income and tax.

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

The Company also had foreign net operating losses of approximately $35.5 million as of December 31, 2021, which may be available to offset future income recognized in the Federal Republic of Germany, India and the United Kingdom. The net operating losses in Germany and the United Kingdom have indefinite carryforward periods.
The Company has adopted the accounting guidance related to uncertainty in income taxes. The total liability for unrecognized income tax benefits was approximately $3.6 million and $4.1 million as of December 31, 2021 and 2020, respectively. Of the total liability at December 31, 2021 and 2020, $3.1 million and $3.7 million, respectively, were netted against deferred tax assets. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company believes that it is reasonably possible a decrease of up to $0.2 million in unrecognized tax benefits, as a result of a lapse of the statute of limitations in Germany, will occur within the coming 12 months.

The reconciliation below summarizes the Company's unrecognized tax benefits for the respective periods. These amounts primarily relate to transactions between the Company and its foreign subsidiaries, including accrued interest.

	Years ended December 31,
	2021	2020
Unrecognized tax benefits beginning of year	$4,094	$5,118
Gross change for current year positions	633	722
Increase for prior period positions	23	29
Decrease for prior period positions	—	(495)
Decrease due to statute limitations	(1,192)	(1,280)
Unrecognized tax benefits end of the year	$3,558	$4,094
As of December 31, 2021, the Company was open to examination in the U.S. federal and certain state jurisdictions for all of the Company’s tax years since the net operating losses may potentially be utilized in future years to reduce taxable income. The Company has been audited in Germany through 2015. The net operating loss carryforward from periods prior to 2015 may be utilized against taxable income in future periods and the net operating loss carryforward cannot be challenged by the German Tax Authorities.
    At December 31, 2021, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to immaterial withholding taxes payable to the various foreign countries.

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

    Geographic information consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020
Product Revenue
United States	$50,990	$50,736
Germany	5,422	6,526
Rest of World	1,906	1,278
	$58,318	$58,540

	December 31,
	2021	2020
Property and equipment, net
United States	$10,131	$12,195
Germany	43	45
Rest of World	$94	$—
	$10,268	$12,240

Note M —Employee Savings Plan

    We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of eligible earnings, subject to annual limits. We make contributions to the plan in an amount equal to 50% of elective deferrals on up to 5% of the participant’s eligible earnings. We contributed approximately $0.5 million to the plan during each of the years ended December 31, 2021 and 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

    Management assessed the effectiveness of the Company's internal controls and procedures over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

    Based on this assessment, management has concluded that as of December 31, 2021, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

    No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Bradley Langdale is the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the Nasdaq Capital Market.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
The Public Company Accounting Oversight Board ID Number of the audit firm or branch that provided the opinion: 248

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

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Conformis, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on May 27, 2001)
3.4	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed on July 8, 2015)
4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 18, 2015)
4.2	Description of securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 3, 2020)
10.1^	2004 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)
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

10.10^	Conformis, Inc. 2015 Stock Incentive Plan, as Amended by Amendment No. 1 thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 27, 2021)
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
10.57^
Form of Performance-Based Restricted Stock Unit Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 filed on August 4, 2021)

10.58
Credit and Security Agreement (Term Loan), dated as of November 22, 2021, among Conformis, Inc., ImaTx, Inc., the lenders from time to time party thereto, and MidCap Financial Trust, as agent (incorporated by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K filed on November 23, 2021)

10.59^
Consulting Agreement, dated December 22, 2021, between Conformis, Inc. and J. Brent Alldredge (incorporated by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K filed on December 23, 2021)

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

 Date: 3/2/2022

CONFORMIS, INC.
By:	/s/Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Mark A. Augusti
Mark A. Augusti	President and Chief Executive Officer (Principal Executive Officer) and Director	3/2/2022
/s/Robert Howe
Robert Howe	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer	3/2/2022
/s/Kenneth Fallon III
Kenneth Fallon III	Chairman of the Board of Directors	3/2/2022
/s/Philip W. Johnston
Philip W. Johnston	Director	3/2/2022
/s/Carrie Bienkowski
Carrie Bienkowski	Director	3/2/2022
/s/Bradley Langdale
Bradley Langdale	Director	3/2/2022
/s/Richard Meelia
Richard Meelia	Director	3/2/2022
/s/Michael Milligan
Michael Milligan	Director	3/2/2022