Form 10-K/A
period 2021-12-31
Conformis Inc
filed 2022-04-22
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  *☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  *☑

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Capital Market as of such date) was $206,627,638. As of February 28, 2022 there were [182,578,964] shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrants definitive proxy statement filed with the Commission on March 23, 2022 pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Name: Grant Thornton LLP
Auditor Location: Boston, Massachusetts
PCAOB ID Number: 248

Explanatory Note
Conformis, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Filing”) to correct an inadvertent error that was included in Exhibit 31.2 to the Original Filing. In the version of Exhibit 31.2 filed with the Original Filing, the phrase “and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f))” was inadvertently omitted from the introductory language in Section 4 of such exhibit. The Company is filing this Amendment solely for the purpose of correcting the text of the certification contained in Exhibit 31.2 of the Original Filing.

Conformis, Inc.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report on Form 10-K/A:

3. Exhibits

The exhibits filed as part of this report on Form 10-K/A are listed in the Exhibit Index immediately preceding the signature page, which Exhibit Index is incorporated herein by reference.

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

CONFORMIS, INC.

Date: April 22, 2022	By:	/s/ Robert Howe
Robert Howe Chief Financial Officer

3