Form 10-Q
period 2022-03-31
Conformis Inc
filed 2022-05-04
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, there were 185,427,724 shares of Common Stock, $0.00001 par value per share, outstanding.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$82,717	$100,556
Accounts receivable, net	10,139	9,079
Royalty and licensing receivable	652	280
Inventories, net	15,651	15,204
Prepaid expenses and other current assets	1,885	1,764
Total current assets	111,044	126,883
Property and equipment, net	9,853	10,268
Operating lease right-of-use assets	7,231	7,536
Other Assets
Restricted cash	562	562
Other long-term assets	91	92
Total assets	$128,781	$145,341

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,157	$6,557
Accrued expenses	9,206	9,576
Operating lease liabilities	1,883	1,830
Total current liabilities	16,246	17,963
Long-term debt, less debt issuance costs	20,397	20,355
Operating lease liabilities	6,144	6,471
Total liabilities	42,787	44,789
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value:
Authorized: 300,000,000 shares authorized at March 31, 2022 and December 31, 2021; 185,332,724 and 186,042,390 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	633,249	632,513
Accumulated deficit	(546,882)	(530,851)
Accumulated other comprehensive loss	(375)	(1,112)
Total stockholders’ equity	85,994	100,552
Total liabilities and stockholders’ equity	$128,781	$145,341
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue
Product	$14,884	$13,711
Royalty and licensing	667	124
Total revenue	15,551	13,835
Cost of revenue	9,810	7,662
Gross profit	5,741	6,173

Operating expenses
Sales and marketing	6,665	5,113
Research and development	4,479	3,540
General and administrative	9,333	6,666
Total operating expenses	20,477	15,319
Loss from operations	(14,736)	(9,146)

Other income and expenses
Interest income	17	18
Interest expense	(451)	(594)
Foreign currency exchange transaction loss	(827)	(1,761)
Total other expenses	(1,261)	(2,337)
Loss before income taxes	(15,997)	(11,483)
Income tax provision	34	23

Net loss	$(16,031)	$(11,506)

Net loss per share
Basic and diluted	$(0.09)	$(0.09)
Weighted average common shares outstanding
Basic and diluted	179,179,263	131,300,157

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(16,031)	$(11,506)
Other comprehensive income
Foreign currency translation adjustments	737	1,645
Comprehensive loss	$(15,294)	$(9,861)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, December 31, 2021	186,042,390	$2	$632,513	$(530,851)	$(1,112)	$100,552
Issuance of common stock—restricted stock	(709,666)	—	—	—	—	—
Compensation expense related to issued stock options and restricted stock awards	—	—	736	—	—	736
Net loss	—	—	—	(16,031)	—	(16,031)
Other comprehensive income	—	—	—	—	737	737
Balance, March 31, 2022	185,332,724	$2	$633,249	$(546,882)	$(375)	$85,994

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, December 31, 2020	95,546,577	$1	$543,809	$(528,438)	$(4,000)	$11,372
Issuance of common stock—restricted stock	(75,888)	—	—	—	—	—
Issuance of common stock at public offering, less issuance costs of $5.4 million	80,952,381	1	79,636	—	—	79,637
Issuance of common stock upon exercise of common stock warrants	6,005,041	—	5,253	—	—	5,253
Compensation expense related to issued stock options and restricted stock awards	—	—	919	—	—	919
Net loss	—	—	—	(11,506)	—	(11,506)
Other comprehensive income	—	—	—	—	1,645	1,645
Balance, March 31, 2021	182,428,111	$2	$629,617	$(539,944)	$(2,355)	$87,320

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,031)	$(11,506)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,107	1,058
Stock-based compensation expense	736	919
Unrealized foreign exchange loss	783	1,734
Non-cash lease expense	367	336
Provision for bad debts on trade receivables	77	—
Non-cash interest expense	41	179
Changes in operating assets and liabilities:
Accounts receivable	(1,136)	293
Royalty and licensing receivable	(372)	1,125
Inventories	(447)	(756)
Prepaid expenses and other assets	(120)	(273)
Accounts payable, accrued expenses and other liabilities	(2,107)	(1,109)
Advance on research and development	—	(517)
Net cash used in operating activities	(17,102)	(8,517)

Cash flows from investing activities:
Acquisition of property and equipment	(692)	(365)
Net cash used in investing activities	(692)	(365)

Cash flows from financing activities:
Proceeds from exercise of common stock warrant	—	5,253
Net proceeds from issuance of common stock	—	79,642
Net cash provided by financing activities	—	84,895
Foreign exchange effect on cash and cash equivalents	(45)	(89)
(Decrease) increase in cash, cash equivalents and restricted cash	(17,839)	75,924
Cash, cash equivalents and restricted cash beginning of period	101,118	29,135
Cash, cash equivalents and restricted cash end of period	$83,279	$105,059

Supplemental information:
Cash paid for interest	356	348
Non cash investing and financing activities:
Operating leases right-of-use assets obtained in exchange for lease obligations	63	—

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

    These consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

    Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. At March 31, 2022, the Company had an accumulated deficit of $546.9 million and cash and cash equivalents of $82.7 million, and $0.6 million in restricted cash allocated to a lease deposit.

The Company expects that its existing cash and cash equivalents as of March 31, 2022, funds from potential exercises of its common stock warrants, and anticipated revenue from operations, will enable the Company to fund its operations, capital expenditure requirements and debt service for at least the next 12 months from the date of filing. In order for the Company to meet its long-term operating plan, the Company expects that revenue growth, margin improvements and leveraging operating expenses will be necessary. It cannot be assured that the Company will be successful.

On November 22, 2021, the Company and its subsidiary, ImaTx, Inc., entered into a Credit and Security Agreement (the “New Credit Agreement”) with MidCap Financial Trust (“MidCap”), as agent, and certain lender parties thereto. The New Credit Agreement provides for a five-year, $21 million secured term loan facility (the “Term Facility”). The New Credit Agreement refinanced and replaced the Company’s prior 2019 secured credit facility with Innovatus (the “2019 Secured Loan Agreement”). The Company used the amounts drawn under the New Credit Agreement to repay all outstanding obligations under the 2019 Secured Loan Agreement, which 2019 Secured Credit Loan Agreement has been terminated. For further information regarding the 2019 Secured Loan Agreement and the New Credit Agreement see “Note I—Debt and Notes Payable”.

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

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March 2020, the World Health Organization declared this coronavirus outbreak ("COVID-19") to be a pandemic. The Company has experienced significantly decreased demand for its products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had, and is expected to continue to have a significant negative effect on the Company's revenue. Most recently, in the third and fourth quarters of 2021, the Company experienced higher levels of deferred and rescheduled knee and hip procedures as a result of the surge in COVID-19 cases associated with the Delta and Omicron variants. During the first quarter of 2022, United States case counts peaked in January and then decreased significantly by the end of the quarter. The future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

Basis of presentation and use of estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates used in these consolidated financial statements include revenue recognition, accounts receivable valuation, inventory reserves, impairment assessments, income tax reserves and related allowances, and the lives of property and equipment. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Unaudited Interim Financial Information

    The accompanying Interim Consolidated Financial Statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2022, results of operations for and stockholders' equity for the three months ended March 31, 2022 and 2021, and comprehensive loss, and cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

    The Company's financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three months ended March 31, 2022 to the application of significant accounting policies and estimates as described in its audited consolidated financial statements for the year ended December 31, 2021.

Concentrations of credit risk and other risks and uncertainties
     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains the majority of its cash with accredited financial institutions which mitigates potential risks related to concentration. The Company had $0.9 million as of March 31, 2022 and $1.2 million as of December 31, 2021 held in foreign bank accounts that are not federally insured.

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

    For each of the three months ended March 31, 2022 and 2021, no customer represented greater than 10% of total revenue. As of March 31, 2022 and December 31, 2021, respectively, there were no customer that represented greater than 10% of the total net receivable balance.

Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc., ConforMIS Europe GmbH, ConforMIS UK Limited, ConforMIS Hong Kong Limited, Conformis India LLP, and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash, cash equivalents and restricted cash
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased to be cash equivalents. The Company’s cash equivalents consist of demand deposits and money market accounts. Demand deposits and money market accounts are carried at cost which approximates their fair value. The Company has recorded restricted cash of $0.6 million as of March 31, 2022 and December 31, 2021. Restricted cash consisted of security provided for lease obligations.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$82,717	$100,556
Restricted cash	562	562
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$83,279	$101,118

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

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three months ended March 31, 2022 and March 31, 2021, the Company recognized provisions of $1.6 million and $0.5 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Long-lived assets
     The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. If changes in circumstances lead the Company to believe that any of its long-lived assets may be impaired, the Company will test the asset group for recoverability, by evaluating whether the estimated undiscounted cash flows, including estimated residual value, generated from the asset group are sufficient to support the carrying value of the assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the three months ended March 31, 2022, there were no changes in circumstances that led the Company to believe that its long-lived assets may be impaired.

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

Revenue Recognition

Product Revenue Recognition

    Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2022. Payment is typically due between 30 and 60 days from invoice.

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

    The Company records a contract liability when there is an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company has concluded that Stryker meets the definition of a customer for a portion of the obligations under the Stryker Agreements. There were no contract liability balance as of January 1, 2022. As of January 1, 2021, the contract liability balance was $14.0 million, which was related to consideration received from the customer under the Asset Purchase Agreement and Development Agreement. The Company concluded the license rights under the License Agreement were functional and would be recognized at the point in time when 510(k) clearance was received from the FDA as required under Milestone 3 in the License Agreement, or upon termination by Stryker and Stryker's election to purchase the license rights. On April 19, 2021, the Company achieved the third of three milestones under the License Agreement when it received 510(k) clearance from the FDA and received $11.0 million from Stryker. In connection with the 510(k) clearance, the Company recognized as royalty and license revenue the $14.0 million that was previously deferred as contract liability, plus the $11.0 million payment received, for a total aggregate of $25.0 million during the quarter ended June 30, 2021. There are no amounts recorded as contract liability as of March 31, 2022. In addition, during the quarter ended June 30, 2021, the Company recorded $2.5 million in other income for the remaining portion of the advance on research and development, that was not used to offset against research and development expenses.

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

On April 8, 2021, the Company entered into a license agreement (the “License Agreement”) with Paragon 28, Inc. ("Paragon 28"), granting Paragon 28 a non-exclusive license under a subset of the Company's U.S. patents for the use of patient-specific instruments with off-the-shelf implants in Paragon 28’s APEX 3D Total Ankle Replacement System. In consideration for the license, the Company received $0.5 million upon execution of the License Agreement, another $0.5 million in October 2021, and received an additional $0.5 million from Paragon 28 on April 7, 2022. In connection with this License Agreement, the Company recognized revenue of $1.0 million during the quarter ended June 30, 2021. The remaining $0.5 million was recognized as revenue during the quarter ended March 31, 2022.

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

    The following table summarizes activity for rebate allowance reserve (in thousands):

	March 31, 2022	December 31, 2021
Beginning Balance	$79	$81
Provision related to current period sales	31	107
Payments or credits issued to customer	(14)	(109)
Ending Balance	$96	$79

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g., when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $1.4 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $97,000 and $30,000 for the three months ended March 31, 2022 and 2021, respectively.

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

    The Company has operations in the U.S., Germany, the United Kingdom, and India. The operating results of German operations will be permanently reinvested in that jurisdiction. As a result, the Company has only provided for income taxes at local rates when required.

    The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $34,000 and $23,000 for the three months ended March 31, 2022 and 2021, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2022 and 2021, a cumulative balance of $79,000 and $65,000 of interest and penalties had been accrued, respectively.

    On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") which included modifications to the limitation on business interest expense, net operating loss provisions, and other various U.S. tax law updates. The Company analyzed these aspects of the CARES Act and determined that there was no material impact on its consolidated financial statements.

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

    The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Numerator:
Basic and diluted loss per share
Net loss	$(16,031)	$(11,506)
Denominator:
Basic and diluted weighted average shares	179,179,263	131,300,157
Loss per share attributable to Conformis, Inc. stockholders:
Basic and diluted	$(0.09)	$(0.09)

    The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2022	2021
Common stock warrants	—	2,270,874
Stock options and restricted stock awards	685,028	1,880,280

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13. The ASU 2019-11 amendment provides clarity and improves the codification to ASU 2016-13. The pronouncements are concurrently effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements.

Note C—Accounts Receivable

    Accounts receivable consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Total receivables	$10,442	$9,336
Allowance for doubtful accounts and returns	(303)	(257)
Accounts receivable, net	$10,139	$9,079

    The beginning accounts receivable balance as of January 1, 2022 and 2021, was $9.1 million and $8.5 million, respectively. All activity within accounts receivables relate to normal operational activity from the period. Accounts receivable included unbilled receivable of $1.4 million and $1.1 million at March 31, 2022 and December 31, 2021, respectively. Write-offs related to accounts receivable were approximately $13,000 and $0 for the three months ended March 31, 2022 and 2021, respectively.

    Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	March 31, 2022	December 31, 2021
Beginning balance	$(257)	$(290)
Provision for bad debts on trade receivables	(77)	(48)
Other allowances	18	3
Accounts receivable write offs	13	78
Ending balance	$(303)	$(257)

Note D—Inventories

    Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw Material	$5,599	$6,109
Work in process	4,037	3,187
Finished goods	6,015	5,908
Total Inventories	$15,651	$15,204

Note E—Property and Equipment

    Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2022	December 31, 2021
Equipment	5-7	$20,229	$20,091
Furniture and fixtures	5-7	873	873
Computer and software	3	10,606	10,540
Leasehold improvements	3-7	2,242	2,243
Reusable instruments	5	6,677	6,272
Molding and Tooling	5	463	379
Total property and equipment		41,090	40,398
Accumulated depreciation		(31,237)	(30,130)
Property and equipment, net		$9,853	$10,268

    Depreciation expense related to property and equipment was $1.1 million for each of the three months ended March 31, 2022 and 2021.

Note F—Accrued Expenses

    Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued employee compensation	$2,922	$4,701
Accrued legal expense	3,784	2,140
Accrued vendor charges	439	462
Accrued revenue share expense	598	824
Accrued clinical trial expense	334	335
Accrued other	1,129	1,114
	$9,206	$9,576

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

    As of March 31, 2022, the Company had not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

    The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

    The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Rent expense	$479	$415
Variable lease cost (1)	108	102
	$587	$517
(1) Variable operating lease expenses consist primarily of common area maintenance and real estate taxes for the three months ended March 31, 2022 and 2021.

    As of March 31, 2022, the remaining weighted-average lease term of the operating leases was 4.7 years and the weighted-average discount rate was 6.0%.

    The future minimum rental payments under these agreements as of March 31, 2022 were as follows (in thousands):

Year	Minimum Lease Payments
2022 remainder of year	1,547
2023	2,088
2024	2,139
2025	1,885
2026	970
2027	741
Total lease payments	$9,370
Present value adjustment	(1,343)
Present value of lease liabilities	$8,027

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

    The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $0.6 million during the three months ended March 31, 2022, representing 4.0% of product revenue and $0.5 million during the three months ended March 31, 2021, representing 3.3% of product revenue. Revenue share expense is included in research and development.

Other obligations

    In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at March 31, 2022 or December 31, 2021.

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

On October 20, 2021, the Company filed a lawsuit against Medacta Germany GmbH and Medacta International SA (together, “Medacta Europe”) in the Regional Court of Düsseldorf. We are seeking damages for Medacta Europe’s infringement of one of our German patents related to patient-specific instrument and implant systems through Medacta Europe’s sales of multiple lines of PSI, as well as the implant components used in conjunction with them, in Germany. The accused product lines include Medacta Europe’s patient-specific instrument and implant systems for knee, hip, and shoulder replacement procedures. Medacta Europe filed its statement of defense on January 31, 2022.

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

On April 30, 2021, the Company filed a lawsuit against DePuy Synthes, Inc., DePuy Synthes Products, Inc., and DePuy Synthes Sales, Inc. (collectively, “DePuy”) in the United States District Court for the District of Delaware, seeking damages for DePuy’s infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that DePuy’s multiple lines of PSI, as well as the implant components used in conjunction with them, infringe seven of the Company's patents. The accused product lines include DePuy’s patient-specific instrument and implant systems for knee and shoulder replacement procedures. On October 25, 2021, DePuy filed a partial motion to dismiss. On November 15, 2021, the Company filed an amended complaint. On December 6, 2021, DePuy filed a second partial motion to dismiss. The Company opposed the partial motion to dismiss on December 20, 2021, and DePuy filed a reply in support of its partial motion to dismiss on December 27, 2021. On February 14, 2022, the court denied DePuy's partial motion to dismiss. On February 28, 2022, DePuy filed its answer to the Company's amended complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by the Company.

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

On June 3, 2021, the Company filed a lawsuit against Bodycad Laboratories, Inc., Bodycad USA Corp. (together, “Bodycad”), and Exactech (collectively, “Defendants”), in the United States District Court for the Middle District of Florida seeking damages for Defendants’ infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that Defendants’ line of patient-specific surgical systems for unicondylar knee replacement surgery and Bodycad’s line of patient-specific surgical systems for knee osteotomy surgery infringe six of the Company's patents. On August 2, 2021, Exactech filed its answer to the complaint, denying that it infringed our asserted patents and also alleging that our asserted patents are invalid. On August 20, 2021, Bodycad filed a motion to dismiss and for a more definite statement. On September 10, 2021, the Company filed an amended complaint that continued to accuse the same products of infringing six of the Company's patents. On September 24, 2021, Defendants filed a motion to dismiss, and the Company opposed the motion to dismiss on October 15, 2021. On March 30, 2022, the court denied Defendants motion to dismiss.

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

Note I—Debt and Notes Payable

    Long-term debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
MidCap, Term Loan	21,000	21,000
Less unamortized debt issuance costs	(603)	(645)
Long-term debt, less debt issuance costs	$20,397	$20,355

    Principal payments due as of March 31, 2022 consisted of the following (in thousands):

Principal Payment
2022 (remainder of the year)	—
2023	—
2024	1,750
2025	10,500
2026	8,750
Total	$21,000

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

On March 1, 2021, the Company entered into a fifth amendment to the 2019 Secured Loan Agreement, which, among other things, waived the trailing six-month revenue covenant milestones that apply to the quarters ending March 31, June 30, September 30 and December 31, 2021 and reduces the revenue covenant milestones that will apply in 2022. The revenue covenant milestones remain unchanged for 2023 and 2024. The amendment also increases the Company’s minimum cash covenant to $5 million until December 31, 2021. The term loan facility established under the 2019 Secured Loan Agreement was secured by substantially all of the Company's and its U.S. subsidiaries' properties, rights and assets.

MidCap Term Loan

On November 22, 2021, the Company and its subsidiary, ImaTx, Inc., entered into the New Credit Agreement with MidCap, as agent, and certain lender parties thereto. The New Credit Agreement provides for a five-year, $21 million secured Term Facility. The New Credit Agreement refinanced and replaced the 2019 Secured Loan Agreement, which 2019 Secured Loan Agreement has been terminated. The full amount of the $21 million Term Facility was borrowed on the date of entering into the New Credit Agreement, and the Company used these proceeds to repay all outstanding obligations under the 2019 Secured Loan Agreement.

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

The obligation of the Company with respect to the New Credit Agreement are secured by a security interest over substantially all of the personal property assets of the Company, including accounts receivable, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in its subsidiaries.The New Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the New Credit Agreement contains a minimum liquidity covenant requiring the Company to maintain unrestricted cash and cash equivalents in excess of $4.0 million. The New Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Term Facility may be accelerated. As of March 31, 2022, the Company was not in breach of covenants under the New Credit Agreement.

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

Preferred stock

    The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at March 31, 2022 and December 31, 2021.

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

"At-the-market” program

In January 2017, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allowed the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On May 10, 2017, the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”) for the sale and issuance of up to $50 million of its common stock and entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC (formerly, Canaccord Genuity Inc.) ("Canaccord") pursuant to which Canaccord agreed to sell shares of the Company's common stock from time to time, as its agent, in an “at-the-market” ("ATM") offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company was not obligated to sell any shares under the Distribution Agreement. On August 4, 2020, the Company and Canaccord mutually agreed to terminate the Distribution Agreement and, as of that date, the Company had sold 2,663,000 shares under the Distribution Agreement resulting in net proceeds of $4.4 million.

On March 23, 2020, the Company filed a new shelf registration statement on Form S-3 (the "New Shelf Registration Statement"), which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, the Company is permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of the Company’s common stock to or through Cowen, acting as agent and/or principal, from time to time, in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on the NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and we also provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. The Company is not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of March 31, 2022, the Company had not sold any shares under the Sales Agreement.

Stock purchase agreement

On December 17, 2018, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lincoln Park Capital ("LPC"). Upon entering into the Stock Purchase Agreement, the Company sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, the Company issued 354,430 shares to LPC. The Company has the right at its sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. The Company controls the timing of any sales to LPC and LPC will be obligated to make purchases of the Company's common stock upon receipt of requests from the Company in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of the Company's shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of the Company's common stock pursuant to receipt of a request from the Company on any business day on which the last closing trade price of the Company's common stock on the NASDAQ Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share. No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of the Company's common stock. The Stock Purchase Agreement may be terminated by the Company at any time, at the Company's sole discretion, without any cost or penalty. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $17.6 million of its common stock pursuant to the Stock Purchase Agreement dated December 17, 2018. The Stock Purchase Agreement expired on January 1, 2022.

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

    In connection with the September 23, 2020 registered direct offering, the Company issued 9,492,953 pre-funded common stock warrants with an exercise price of $0.0001 per share and an additional 18,005,041 common stock warrants with an exercise price of $0.8748 per share. All of the warrants are exercisable for one share of common stock and are exercisable immediately. As of March 31, 2022, approximately 6.0 million of the common stock warrants have been exercised. The pre-funded warrants are exercisable indefinitely, while the additional warrants are exercisable for 5 years from the date of issuance. All pre-funded warrants were exercised. Based on the Company’s assessment of the warrants granted relative to ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants are classified as equity instruments. The fair value of the common stock warrants of approximately $10.2 million at the date of issuance was estimated using the Black-Scholes model which used the following inputs: term of 5 years, risk free rate of 0.28%, 0% dividend yield, volatility of 90.15%, an exercise price of $0.875 and share price of $0.833 per share based on the trading price of the Company’s common stock.

    Warrants to purchase 12,020,926 shares of common stock were outstanding as of March 31, 2022 and December 31, 2021. Outstanding common stock warrants are currently exercisable with varying exercise expiration dates from 2024 through 2025. At March 31, 2022 and December 31, 2021, the weighted average warrant exercise price per share for common stock and the weighted average contractual life was as follows:

	Number of Common Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2021	12,020,926	$0.89	3.73	12,020,926	$0.89
Granted	—	$—	—	—	$—
Exercised	—	—	—	—	—
Cancelled/expired	—	—	—	—	—
Outstanding March 31, 2022	12,020,926	$0.89	3.48	12,020,926	$0.89

Stock option plans

     The 2015 Stock Incentive Plan ("2015 Plan") provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of the Company's common stock, (b) 3% of the number of share of its common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Company's board of directors. Effective January 1, 2022, an additional 3,000,000 shares of the Company's common stock were added to the 2015 Plan under the terms of this provision, and at the 2021 Annual Meeting of Stockholders on May 24, 2021, the Company' Stockholders approved a First Amendment to the 2015 Plan to increase by 6,000,000, the maximum number of shares of common stock available for issuance under the 2015 Plan ("Plan Amendment"), the Plan, as amended by the Plan Amendment, was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 27, 2021. As of March 31, 2022, 9,061,884 shares of common stock were available for future issuance under the 2015 Plan.

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

    As of March 31, 2022, there were 2,201,499 shares of common stock available for future issuance under the 2019 Sales Team Plan.

    Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2021	1,677,980	$4.82	$—
Granted	450,000	0.61	—
Expired	(123,367)	5.52	—
Cancelled/Forfeited	(86,969)	1.04	—
Outstanding March 31, 2022	1,917,644	$3.96	$6
Total vested and exercisable	1,282,748	$5.59	$—

    The total fair value of stock options that vested during the three months ended March 31, 2022 was $0.0 million. The weighted average remaining contractual term for the total stock options outstanding was 5.91 years as of March 31, 2022. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.04 years as of March 31, 2022.

    Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2021	7,133,795	$1.18
Granted	95,000	0.91
Vested	(307,394)	1.08
Forfeited	(851,253)	0.98
Unvested March 31, 2022	6,070,148	$1.08

    The total fair value of restricted common stock awards that vested during the three months ended March 31, 2022 was $0.2 million.

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

In November 2020, the Company granted inducement awards outside of the 2015 Plan and 2019 Sales Team Plan to the Company's Vice President, International Sales and Marketing in the form of 75,000 restricted stock units. The restricted stock unit award was granted as an inducement material to his commencement of employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4).

In November 2021, the Company granted inducement awards outside of the 2015 Plan and 2019 Sales Team Plan to the Company's Vice President, Marketing in the form of 150,000 restricted stock units. The restricted stock unit award was granted as an inducement material to his commencement of employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4).

    In March 2022, the Company granted inducement awards outside of the 2015 Plan and 2019 Sales Team Plan to the Company's Chief Legal Officer and Corporate Secretary in the form of an option to purchase 450,000 shares of the Company's common stock with an exercise price per share equal to $0.61 and 450,000 restricted stock units. The option and restricted stock unit awards were granted as inducements material to her commencement of employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4).

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

    The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	2.54%	—%
Expected term (in years)	8.00	0
Dividend yield	—%	—%
Expected volatility	87.49%	—%

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
    Stock-based compensation expense was $0.7 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

    The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$(35)	$(2)
Sales and marketing	176	204
Research and development	138	159
General and administrative	457	558
	$736	$919

    As of March 31, 2022, the Company had $0.3 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 5.95 years. As of March 31, 2022, the Company had $6.1 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 2.07 years.

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

    Geographic information consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Product revenue
United States	$12,715	$11,604
Germany	1,177	1,770
Rest of world	992	337
	$14,884	$13,711

	March 31, 2022	December 31, 2021
Property and equipment, net
United States	$9,728	$10,131
Germany	42	43
Rest of World	83	94
	$9,853	$10,268

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to promote an understanding of the financial condition and results of operations and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

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

Overview

We are a medical technology company and innovator in the orthopedic industry since our founding in 2004. In particular, we believe that we are a leader in the development, manufacturing, and sales of patient-specific products and instrumentation that are individually sized and shaped to fit each patient's unique knee and hip anatomy. The worldwide market for total knee and hip replacement products is approximately $17.1 billion annually. In the U.S., elective total joint procedures are shifting from the hospital to outpatient facilities and ambulatory surgery centers ("ASCs"). We believe that approximately 50% of all primary hip and knee procedures will be performed in ASCs within the next five years.

A key driver in the outpatient shift of orthopedic procedures is the ongoing changes by the Centers for Medicare & Medicaid Services ("CMS"). In recent years, CMS removed key musculoskeletal services from the inpatient-only list, including total knee arthroplasty in 2018 and total hip arthroplasty in 2020. CMS also continues to expand the ASCs covered procedure list, including total knee arthroplasty in 2020 and total hip arthroplasty in 2021. Additionally, the COVID-19 pandemic has fueled efforts to reduce risk and lengths of stay that further accelerated the shift of procedures to outpatient facilities. In addition, as healthcare costs rise, governments and government agencies, including CMS, are looking to reduce their healthcare expenditures markedly through reimbursement reductions and cost-shifting to patients.

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

On January 6, 2022, we announced the launch of our new Image-to-Implant® Platinum Services℠ Program, a premium service offering for the U.S. market. New to orthopedics, this program addresses the rapidly evolving demands of the healthcare marketplace where generic products are being commoditized and patients are increasingly willing to pay a premium for personalized treatment options. As of January 6, 2022, new U.S. medical facility customers are only able to purchase our fully personalized iTotal Identity knee system through participation in our Image-to-Implant Platinum Services℠ Program. We expect to transition all existing U.S. medical facility customers to the new program by September 1, 2022.

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

Most recently, in the third and fourth quarters of 2021, we experienced higher levels of deferred and rescheduled knee and hip procedures as a result of the surge in COVID-19 cases associated with the Delta and Omicron variants. During the first quarter of 2022, United States case counts peaked in January and then decreased significantly by the end of the quarter. The future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

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

Royalty and licensing revenue for the three months ended March 31, 2022 includes revenue of $0.5 million generated from our license agreement (the "License Agreement") with Paragon 28. Ongoing royalty revenue is generated from our license agreement (the "MicroPort License Agreement") with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. The MicroPort License Agreement will expire upon the expiration of the last to expire of our patents and patent applications licensed to MicroPort, which currently is expected to occur in 2031.

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

We expect our gross margin from the sale of our products, which excludes royalty and licensing revenue, to expand over time to the extent we are successful in reducing our manufacturing costs per unit, increasing our manufacturing efficiency, and increasing sales volume through the launch of Identity Imprint™ and our Image-to-Implant® Platinum Services℠ Program. We believe that areas of opportunity to expand our gross margin in the future, if and as the volume of our product sales increases, include the following:

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

Consolidated results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2022		2021		2022 vs 2021
Three Months Ended March 31,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$14,884	96%	$13,711	99%	$1,173	9%
Royalty and licensing	667	4	124	1	543	438
Total revenue	15,551	100	13,835	100	1,716	12
Cost of revenue	9,810	63	7,662	55	2,148	28
Gross profit	5,741	37	6,173	45	(432)	(7)

Operating expenses:
Sales and marketing	$6,665	43%	$5,113	37%	$1,552	30%
Research and development	4,479	29	3,540	26	939	27
General and administrative	9,333	60	6,666	48	2,667	40
Total operating expenses	20,477	132	15,319	111	5,158	34
Loss from operations	(14,736)	(95)	(9,146)	(66)	(5,590)	(61)
Total other (expenses) income, net	(1,261)	(8)	(2,337)	(17)	1,076	46
Income (loss) before income taxes	(15,997)	(103)	(11,483)	(83)	(4,514)	(39)
Income tax provision	34	—	23	—	11	48
Net loss	$(16,031)	(103)%	$(11,506)	(83)%	$(4,525)	(39)%

Product revenue.    Product revenue was $14.9 million for the three months ended March 31, 2022 compared to $13.7 million for the three months ended March 31, 2021, an increase of $1.2 million or 9%. We believe the increase is primarily due to a modest increase in elective surgeries relative to the same period last year as well as growth in our U.S. business in the ambulatory surgical center site of care.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2022		2021		2022 vs 2021
Three Months Ended March 31,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$12,715	85%	$11,604	85%	$1,111	10%
Germany	1,177	8	1,770	13	(593)	(34)
Rest of world	992	7	337	2	655	194
Product revenue	$14,884	100%	$13,711	100%	$1,173	9%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 85% for each of the three months ended March 31, 2022 and 2021 .

The United States product revenue increased $1.1 million to $12.7 million or 10% year over year. We believe the increase in revenue inside the United States was primarily due to an increase in elective surgeries as the negative impact of COVID-19 was more pronounced in the same period last year. Germany product revenue decreased $0.6 million to $1.2 million, or 34% year over year on a reported basis and 29% on a constant currency basis. We believe the decline was primarily due to COVID-19 negatively impacting elective procedure volumes and reimbursement denials from Medizinischer Dienst der Krankenversicherung ("MDK"), and the shift in certain distributors that were previously managed by Germany. Rest of World product revenue increased $0.7 million to $1.0 million, or 194% year-over-year on a reported basis and 204% on a constant currency basis. We believe the increase is primarily due to an increase in elective surgeries in the UK which were lower in the prior period as a result of the COVID-19 pandemic, and the shift in distributors that were previously managed by Germany now being managed by other countries.

Royalty and licensing revenue. Royalty and licensing revenue was $0.7 million for the three months ended March 31, 2022 compared to $0.1 million for the three months ended March 31, 2021, an increase of $0.5 million or 438%. The increase in royalty and licensing revenue was driven by $0.5 million in revenue recognized under the License Agreement with Paragon 28.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $9.8 million for the three months ended March 31, 2022 compared to $7.7 million for the three months ended March 31, 2021, an increase of $2.1 million, or 28%. Gross profit was $5.7 million for the three months ended March 31, 2022 compared to $6.2 million for the three months ended March 31, 2021, a decrease of $0.4 million or 7%. Gross margin decreased 770 basis points to 37% for the three months ended March 31, 2022 from 45% for the three months ended March 31, 2021. The decrease in gross margin was driven primarily by increased material and labor costs, other manufacturing costs, higher scrap and cancelled case inventory expense, and a reduction in product selling price.

Sales and marketing.    Sales and marketing expense was $6.7 million for the three months ended March 31, 2022 compared to $5.1 million for the three months ended March 31, 2021, an increase of $1.6 million or 30%. The increase was due primarily to higher personnel costs of $0.3 million, commission expense of $0.5 million, marketing and tradeshow expenses of $0.7 million, and an increase in other costs of $0.1 million. Sales and marketing expense increased as a percentage of total revenue to 43% for the three months ended March 31, 2022 compared to 37% for the three months ended March 31, 2021.

Research and development.    Research and development expense was $4.5 million for the three months ended March 31, 2022 compared to $3.5 million for the three months ended March 31, 2021, an increase of $0.9 million, or 27%. The increase was due primarily to an increase in professional and outside services of $0.5 million, revenue share expense of $0.1 million, a reduction of $0.5 million of cost allocated to the advance on research and development, partially offset by lower personnel costs of $0.1 million and other expenses of $0.1 million. Research and development expense increased as a percentage of total revenue to 29% for the three months ended March 31, 2022 compared to 26% for the three months ended March 31, 2021.

General and administrative.    General and administrative expense was $9.3 million for the three months ended March 31, 2022 compared to $6.7 million for the three months ended March 31, 2021, an increase of $2.7 million, or 40%. The increase was primarily due to higher legal fees of $1.1 million, shipping costs of $0.9 million, and professional services of $0.6 million. General and administrative expense increased as a percentage of total revenue to 60% for the three months ended March 31, 2022 from 48% for the three months ended March 31, 2021.

Total other (expenses) income, net.    Other (expenses) income, net was $1.3 million of other expenses for the three months ended March 31, 2022 compared to $2.3 million of other expenses for the three months ended March 31, 2021, a change of $1.1 million, or 46%. The change was primarily due to a decrease in foreign currency exchange transaction loss.

Income taxes.    Income tax provision was $34,000 and $23,000 for the three months ended March 31, 2022 and 2021, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the three months ended March 31, 2022, we have financed our operations primarily through private placements of preferred stock, our initial public offering in 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. We have not yet attained profitability and continue to incur operating losses and negative operating cash flows. As of March 31, 2022, we had an accumulated deficit of $546.9 million.

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "2017 Shelf Registration Statement"). The 2017 Shelf Registration Statement allowed us to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we could issue and sell up to $50 million of our common stock and entered into an Equity Distribution Agreement with Canaccord Genuity LLC (formerly
Canaccord Genuity Inc.) or Canaccord, pursuant to which Canaccord agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market,” or ATM, offering as defined in Rule 415 promulgated under the Securities Act. We are not obligated to sell any number of shares under the Distribution Agreement. On August 4, 2020, we and Canaccord mutually agreed to terminate the Distribution Agreement, and as of that date, we had sold 2,663,000 shares under the Distribution Agreement resulting in net proceeds of $4.4 million.

On March 23, 2020, we filed a new shelf registration statement on Form S-3 or the New Shelf Registration Statement, which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, we will be permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The New Shelf Registration Statement is intended to provide us flexibility to conduct sales of its registered securities, subject to market conditions and our future capital needs. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into an at-the-market issuance sales agreement (the "Sales Agreement"), with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of the our common stock to or through Cowen, acting as agent and/or principal, from time to time in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and also has provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. We are not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of March 31, 2022, we had not sold any shares under the Sales Agreement.

On December 17, 2018, we entered into a stock purchase agreement (the "Stock Purchase Agreement"), with Lincoln Park Capital, or "LPC." Upon entering into the Stock Purchase Agreement, we sold 1,921,968 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, we issued 354,430 shares to LPC.  We have the right at our sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. We will control the timing of any sales to LPC and LPC will be obligated to make purchases of our common stock upon receipt of requests from us in accordance with the terms of the Stock Purchase Agreement. There are no upper limits to the price per share LPC may pay to purchase the up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares will be based on the then prevailing market prices of our shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC will not be obligated to make purchases of our common stock pursuant to receipt of a request from us on any business day on which the last closing trade price of our common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share.  No warrants, derivatives, financial or business covenants are associated with the Stock Purchase Agreement and LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of our common stock.  The Stock Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $17.6 million of its common stock pursuant to the Stock Purchase Agreement dated December 17, 2018. The Stock Purchase Agreement expired on January 1, 2022.

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

The pre-funded warrants became exercisable immediately upon issuance, have an exercise price of $0.0001 per share and were exercisable until all of the pre-funded warrants were exercised in full. As of March 31, 2021, all pre-funded warrants were exercised. The warrants became exercisable immediately upon issuance, have an exercise price of $0.8748 per share, and will expire five years from the date of issuance. As of March 31, 2022, approximately 6.0 million of these warrants have been exercised. The pre-funded warrants and the warrants each prohibit the holder from exercising any portion thereof to the extent that the holder would own more than 9.99% of the number of shares of common stock outstanding immediately after exercise. The number of shares issuable upon exercise of the warrants and pre-funded warrants and the exercise price of the warrants and pre-funded warrants is adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

On November 22, 2021, we entered into a Credit and Security Agreement (the “New Credit Agreement”) with MidCap Financial Trust (“MidCap”), as agent, and certain lender parties thereto. The New Credit Agreement provides for a five-year, $21 million secured term loan facility (the “Term Facility”). The New Credit Agreement refinanced and replaced our prior 2019 credit facility with Innovatus (the “2019 Secured Loan Agreement”). We used the amounts drawn under the New Credit Agreement to repay all outstanding obligations under the 2019 Secured Loan Agreement, which 2019 Secured Credit Loan Agreement has been terminated.

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

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), was enacted on March 27, 2020 in the United States. On April 17, 2020, we entered into an approximately $4.7 million promissory note (the "PPP Note"), with East West Bank as the lender under the PPP offered by the SBA, to mitigate the negative financial and operational impacts of the COVID-19 pandemic. The interest rate on the PPP Note is a fixed rate of 1% per annum. We are required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022 (the "Maturity Date"). We were required to pay regular monthly payments in an amount equal to one month’s accrued interest commencing on August 2, 2021, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the deferral period were to be payable on the Maturity Date. According to the terms of the PPP, all or a portion of the loan as well as any accrued interest may be fully forgiven if the funds are used for payroll costs (and at least 60% of the forgiven amount must have been used for payroll), interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, we used the proceeds of the loan primarily for payroll costs. We submitted the loan forgiveness application to the lender on December 11, 2020. We resubmitted the application on February 23, 2021 with additional supporting documentation as requested by the lender. On March 4, 2021, our lender submitted our application to the SBA for their review and on June 30, 2021, we received notification through our lender that the SBA had rendered a final decision regarding its review of the PPP loan forgiveness application, fully approving the loan forgiveness application as of June 28, 2021.

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
On April 8, 2021, we entered into a License Agreement with Paragon 28, granting Paragon 28 a non-exclusive license under a subset of our U.S. patents for the use of patient-specific instruments with off-the-shelf implants. In connection with this License Agreement, we recognized revenue of $1.0 million during the quarter ended June 30, 2021 and $0.5 million during the quarter ended March 31, 2022. see “Note B—Summary of Significant Accounting Policies” in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

At March 31, 2022, we had cash and cash equivalents of $82.7 million and $0.6 million in restricted cash allocated to lease deposits. Based on our current operating plan, we expect to fund our operations, capital expenditure requirements and debt service with existing cash and cash equivalents as of March 31, 2022, anticipated revenue from operations, revenue that may be generated in connection with licensing intellectual property, available sales of shares under the Sales Agreement and the Stock Purchase Agreement and funds from potential exercises of our common stock warrants. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenues, and the fact that we could use our capital resources sooner than we expect.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(17,102)	$(8,517)	$(8,585)	(101)%
Investing activities	(692)	(365)	(327)	(90)
Financing activities	—	84,895	(84,895)	(100)
Effect of exchange rate on cash	(45)	(89)	44	49
Total	$(17,839)	$75,924	$(93,763)	(123)%

Net cash used in operating activities.    Net cash used in operating activities was $17.1 million for the three months ended March 31, 2022 compared to $8.5 million used in operating activities for the three months ended March 31, 2021, an increase in use of $8.6 million. The $8.6 million increase in net cash used in operating activities was primarily affected by an increase in net loss of $4.5 million, an increase in accounts receivable of $1.4 million, an increase in royalty and licensing receivable of $1.5 million, an increase in advance on research and development under the Stryker Agreements of $0.5 million, a decrease in accounts payable, accrued expenses and other liabilities of $1.0 million, and a decrease in inventory of $0.3 million. Non-cash reconciling items include a decrease in unrealized foreign exchange gain/loss of $1.0 million.

Net cash used in investing activities.    Net cash used in investing activities was $0.7 million for the three months ended March 31, 2022, and for the three months ended March 31, 2021 net cash used in investing activities was $0.4 million, an increase of $0.3 million. The increase is due to an increase in costs related to the acquisition of property, plant, and equipment.

Net cash provided by financing activities.    Net cash provided by financing activities was $0.0 million for the three months ended March 31, 2022, and for the three months ended March 31, 2021 was $84.9 million, a decrease of $84.9 million. Net cash provided by financing activities in the prior year included $79.6 million of net proceeds from the issuance of common stock under the New Shelf Registration Statement and $5.3 million of proceeds from the exercise of common stock warrants.

Contractual obligations and commitments

There have not been any material changes to our contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2021 other than changes in our debt facilities as disclosed in "Note I—Debt and Notes Payable" in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 0.1% to 0.6%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board revenue share agreements of $0.6 million during the three months ended March 31, 2022, representing 4.0% of product revenue, and $0.5 million during the three months ended March 31, 2021, representing 3.3% of product revenue. Revenue share expense is included in research and development. For further information, see “Note H—Commitments and Contingencies” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Segment information

We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through March 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. We believe the critical accounting policies and estimates that require the use of significant estimates and judgments in the preparation of our consolidated financial statements include revenue recognition, inventory valuations, impairment assessments, and income tax reserves and related allowances. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2021, we filed a lawsuit against Medacta Germany GmbH and Medacta International SA (together, “Medacta Europe”) in the Regional Court of Düsseldorf. We are seeking damages for Medacta Europe’s infringement of one of our German patents related to patient-specific instrument and implant systems through Medacta Europe’s sales of multiple lines of PSI, as well as the implant components used in conjunction with them, in Germany. The accused product lines include Medacta Europe’s patient-specific instrument and implant systems for knee, hip, and shoulder replacement procedures. Medacta Europe filed its statement of defense on January 31, 2022.

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

On April 30, 2021, we filed a lawsuit against DePuy Synthes, Inc., DePuy Synthes Products, Inc., and DePuy Synthes Sales, Inc. (together, “DePuy”) in the United States District Court for the District of Delaware seeking damages for DePuy’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that DePuy’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe seven of our patents. The accused product lines include DePuy’s patient-specific instrument and implant systems for knee and shoulder replacement procedures. On October 25, 2021, DePuy filed a partial motion to dismiss. On November 15, 2021, we filed an amended complaint. On December 6, 2021, DePuy filed a second partial motion to dismiss. We opposed the partial motion to dismiss on December 20, 2021, and DePuy filed a reply in support of its partial motion to dismiss on December 27, 2021. On February 14, 2022, the court denied DePuy’s partial motion to dismiss. On February 28, 2022, DePuy filed its answer to our amended complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by us.

On June 3, 2021, we filed a lawsuit against Exactech, Inc. (“Exactech”) in the United States District Court for the Middle District of Florida seeking damages for Exactech’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that Exactech’s line of patient-specific instruments for use with its ankle implant systems, as well as the ankle implant components used in conjunction with them, infringe five of our patents. Discovery in the lawsuit is ongoing

On June 3, 2021, we filed a lawsuit against Bodycad Laboratories, Inc., Bodycad USA Corp. (together, “Bodycad”), and Exactech (collectively, “Defendants”), in the United States District Court for the Middle District of Florida seeking damages for Defendants’ infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that Defendants’ line of patient-specific surgical systems for unicondylar knee replacement surgery and Bodycad’s line of patient-specific surgical systems for knee osteotomy surgery infringe six of our patents. On August 2, 2021, Exactech filed its answer to the complaint, denying that it infringed our asserted patents and also alleging that our asserted patents are invalid. On August 20, 2021, Bodycad filed a motion to dismiss and for a more definite statement. On September 10, 2021, we filed an amended complaint that continued to accuse the same products of infringing six of our patents. On September 24, 2021, Defendants filed a motion to dismiss, and we opposed the motion to dismiss on October 15, 2021. On March 30, 2022, the court denied Defendants motion to dismiss.

On May 8, 2020, we and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company (together, “Aetna”) in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. We amended our complaint on August 13, 2020, alleging that Aetna violated its duties under state and federal law, including the Employee Retirement Income Security Act. On March 31, 2021, the court dismissed our claims against Aetna, but allowed the individual plaintiff’s claims to survive. The individual plaintiff settled his claims against Aetna in October 2021 and we subsequently filed a notice of appeal.

Adverse outcomes of these lawsuits could have a material adverse effect on our business, financial condition or results of operations. We are presently unable to predict the outcome of these lawsuits or to reasonably estimate a range of potential losses, if any, related to the lawsuits.

ITEM 1A. RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. The following description of risk factors consists of updates to the risk factors previously disclosed in Part 1, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in our Annual Report on Form 10-K. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K. Risk factors and other information included in our Form 10-Q should be carefully considered. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 31 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or grant any stock options or restricted stock awards, during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act and that have not otherwise been described in a Current Report on Form 8-K.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

    The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Inducement Restricted Stock Unit Agreement with Denise Pedulla, dated March 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on March 14, 2022)
10.2
Inducement Non-Statutory Stock Option Agreement with Denise Pedulla, dated March 14, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on March 14, 2022)

10.3
Employment Agreement, dated February 28, 2022, between Conformis, Inc. and Denise Pedulla (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed on March 14, 2022)

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

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
#	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: 5/4/2022

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer (On behalf of the Registrant)

 Date: 5/4/2022

CONFORMIS, INC.

By:	/s/ Robert Howe
Robert Howe Chief Financial Officer (Principal Financial Officer)