Form 10-Q
period 2022-06-30
Conformis Inc
filed 2022-08-08
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, there were 187,996,047 shares of Common Stock, $0.00001 par value per share, outstanding.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$72,641	$100,556
Accounts receivable, net	9,538	9,079
Royalty and licensing receivable	155	280
Inventories, net	16,727	15,204
Prepaid expenses and other current assets	1,707	1,764
Total current assets	100,768	126,883
Property and equipment, net	9,123	10,268
Operating lease right-of-use assets	6,846	7,536
Other Assets
Restricted cash	462	562
Other long-term assets	88	92
Total assets	$117,287	$145,341

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$7,179	$6,557
Accrued expenses	8,565	9,576
Operating lease liabilities	1,891	1,830
Total current liabilities	17,635	17,963
Long-term debt, less debt issuance costs	20,438	20,355
Operating lease liabilities	5,784	6,471
Total liabilities	43,857	44,789
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value:
Authorized: 300,000,000 shares authorized at June 30, 2022 and December 31, 2021; 188,227,075 and 186,042,390 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	634,096	632,513
Accumulated deficit	(562,406)	(530,851)
Accumulated other comprehensive income (loss)	1,738	(1,112)
Total stockholders’ equity	73,430	100,552
Total liabilities and stockholders’ equity	$117,287	$145,341
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Product	$15,142	$15,199	$30,026	$28,910
Royalty and licensing	153	41,149	820	41,273
Total revenue	15,295	56,348	30,846	70,183
Cost of revenue	9,835	8,810	19,645	16,472
Gross profit	5,460	47,538	11,201	53,711

Operating expenses
Sales and marketing	6,562	6,304	13,227	11,417
Research and development	3,958	3,650	8,437	7,190
General and administrative	7,693	6,689	17,026	13,355
Total operating expenses	18,213	16,643	38,690	31,962
(Loss) income from operations	(12,753)	30,895	(27,489)	21,749

Other income and expenses
Interest income	14	39	31	57
Interest expense	(453)	(607)	(904)	(1,201)
Other income	—	7,252	—	7,252
Foreign currency exchange transaction (loss) income	(2,432)	455	(3,259)	(1,306)
Total other (expenses) income	(2,871)	7,139	(4,132)	4,802
(Loss) income before income taxes	(15,624)	38,034	(31,621)	26,551
Income tax provision	(100)	(8)	(66)	15

Net (loss) income	$(15,524)	$38,042	$(31,555)	$26,536

Net (loss) income per share
Basic	$(0.09)	$0.21	$(0.18)	$0.17
Diluted	$(0.09)	$0.21	$(0.18)	$0.17
Weighted average common shares outstanding
Basic	180,296,273	177,668,627	179,740,853	154,612,482
Diluted	180,296,273	180,015,105	179,740,853	157,861,298

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(15,524)	$38,042	$(31,555)	$26,536
Other comprehensive income (loss)
Foreign currency translation adjustments	2,113	(451)	2,850	1,194
Comprehensive (loss) income	$(13,411)	$37,591	$(28,705)	$27,730

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, March 31, 2022	185,332,724	$2	$633,249	$(546,882)	$(375)	$85,994
Issuance of common stock—restricted stock	2,894,351	—	—	—	—	—
Compensation expense related to issued stock options and restricted stock awards	—	—	847	—	—	847
Net loss	—	—	—	(15,524)	—	(15,524)
Other comprehensive income	—	—	—	—	2,113	2,113
Balance, June 30, 2022	188,227,075	$2	$634,096	$(562,406)	$1,738	$73,430

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, December 31, 2021	186,042,390	$2	$632,513	$(530,851)	$(1,112)	$100,552
Issuance of common stock—restricted stock	2,184,685	—	—	—	—	—
Compensation expense related to issued stock options and restricted stock awards	—	—	1,583	—	—	1,583
Net loss	—	—	—	(31,555)	—	(31,555)
Other comprehensive income	—	—	—	—	2,850	2,850
Balance, June 30, 2022	188,227,075	$2	$634,096	$(562,406)	$1,738	$73,430

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, March 31, 2021	182,428,111	$2	$629,622	$(539,944)	$(2,355)	$87,325
Issuance of common stock—restricted stock	3,625,422	—	—	—	—	—
Issuance of common stock at public offering, less issuance costs of $5.4 million	—	—	(19)	—	—	(19)
Compensation expense related to issued stock options and restricted stock awards	—	—	832	—	—	832
Net income	—	—	—	38,042	—	38,042
Other comprehensive loss	—	—	—	—	(451)	(451)
Balance, June 30, 2021	186,053,533	$2	$630,435	$(501,902)	$(2,806)	$125,729

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, December 31, 2020	95,546,577	$1	$543,809	$(528,438)	$(4,000)	$11,372
Issuance of common stock—restricted stock	3,549,534	—	—	—	—	—
Issuance of common stock at public offering, less issuance costs of $5.4 million	80,952,381	1	79,622	—	—	79,623
Issuance of common stock upon exercise of common stock warrants	6,005,041	—	5,253	—	—	5,253
Compensation expense related to issued stock options and restricted stock awards	—	—	1,751	—	—	1,751
Net income	—	—	—	26,536	—	26,536
Other comprehensive income	—	—	—	—	1,194	1,194
Balance, June 30, 2021	186,053,533	$2	$630,435	$(501,902)	$(2,806)	$125,729

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(31,555)	$26,536

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	2,134	2,093
Stock-based compensation expense	1,583	1,751
Unrealized foreign exchange loss	3,115	1,271
Non-cash lease expense	752	711
Provision for bad debts on trade receivables	191	42
Gain on forgiveness of PPP loan	—	(4,772)
Non-cash interest expense	83	365
Changes in operating assets and liabilities:
Accounts receivable	(648)	(429)
Royalty and licensing receivable	125	(14,387)
Inventories	(1,523)	(836)
Prepaid expenses and other assets	60	—
Accounts payable, accrued expenses and other liabilities	(1,079)	732
Contract liability	—	(14,000)
Advance on research and development	—	(3,168)
Net cash used in operating activities	(26,762)	(4,091)

Cash flows from investing activities:
Acquisition of property and equipment	(990)	(961)
Net cash used in investing activities	(990)	(961)

Cash flows from financing activities:
Proceeds from exercise of common stock warrant	—	5,253
Net proceeds from issuance of common stock	—	79,623
Net cash provided by financing activities	—	84,876
Foreign exchange effect on cash and cash equivalents	(263)	(77)
(Decrease) increase in cash, cash equivalents and restricted cash	(28,015)	79,747
Cash, cash equivalents and restricted cash beginning of period	101,118	29,135
Cash, cash equivalents and restricted cash end of period	$73,103	$108,882

Supplemental information:
Cash paid for interest	715	702
Non cash investing and financing activities:
Operating leases right-of-use assets obtained in exchange for lease obligations	63	3,763

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

    These consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

    Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. At June 30, 2022, the Company had an accumulated deficit of $562.4 million and cash and cash equivalents of $72.6 million, and $0.5 million in restricted cash allocated to a lease deposit.

The Company expects that its existing cash and cash equivalents as of June 30, 2022, funds from potential exercises of its common stock warrants, and anticipated revenue from operations, will enable the Company to fund its operations, capital expenditure requirements and debt service for at least the next 12 months from the date of filing. In order for the Company to meet its long-term operating plan, the Company expects that revenue growth, margin improvements and leveraging operating expenses will be necessary. It cannot be assured that the Company will be successful.

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

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March 2020, the World Health Organization declared this coronavirus outbreak ("COVID-19") to be a pandemic. The

Company has experienced significantly decreased demand for its products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had, and is expected to continue to have a significant negative effect on the Company's revenue. Most recently, in the third and fourth quarters of 2021, the Company experienced higher levels of deferred and rescheduled knee and hip procedures as a result of the surge in COVID-19 cases associated with the Delta and Omicron variants. During the first quarter of 2022, United States case counts peaked in January and then decreased significantly into the second quarter. The future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

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

Unaudited Interim Financial Information

    The accompanying Interim Consolidated Financial Statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2022, results of operations for and stockholders' equity for the three and six months ended June 30, 2022 and 2021, and comprehensive loss, and cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

    The Company's financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the six months ended June 30, 2022 to the application of significant accounting policies and estimates as described in its audited consolidated financial statements for the year ended December 31, 2021.

Concentrations of credit risk and other risks and uncertainties
     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains the majority of its cash with accredited financial institutions which mitigates potential risks related to concentration. The Company had $0.8 million as of June 30, 2022 and $1.2 million as of December 31, 2021 held in foreign bank accounts that are not federally insured.

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

    For the three and six months ended June 30, 2022, no customer represented greater than 10% of total revenue. For the three and six months ended June 30, 2021, Stryker Corporation (“Stryker”), Wright Medical Technology, Inc. (“Wright Medical”), and Tornier, Inc. (“Tornier,” and collectively with Stryker and Wright Medical, the "Stryker Parties") represented 71% and 57% of total revenue, respectively. As of June 30, 2022 and December 31, 2021, respectively, there was no customer that represented greater than 10% of the total net receivable balance.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc., ConforMIS Europe GmbH, ConforMIS UK Limited, ConforMIS Hong Kong Limited, Conformis India LLP, and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash, cash equivalents and restricted cash
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased to be cash equivalents. The Company’s cash equivalents consist of demand deposits and money market accounts. Demand deposits and money market accounts are carried at cost which approximates their fair value. The Company has recorded restricted cash of $0.5 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively. Restricted cash consisted of security provided for lease obligations.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$72,641	$100,556
Restricted cash	462	562
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$73,103	$101,118

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

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three and six months ended June 30, 2022, the Company recognized provisions of $0.8 million and $2.5 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue. During the three and six months ended June 30, 2021, the Company recognized provisions of $0.5 million and $1.1 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Long-lived assets
     The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. If changes in circumstances lead the Company to believe that any of its long-lived assets may be impaired, the Company will test the asset group for recoverability, by evaluating whether the estimated undiscounted cash flows, including estimated residual value, generated from the asset group are sufficient to support the carrying value of the assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the three months ended June 30, 2022, there were no changes in circumstances that led the Company to believe that its long-lived assets may be impaired.

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

Revenue Recognition

Product Revenue Recognition

    Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2022. Payment is typically due between 30 and 60 days from invoice.

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

    On September 30, 2019 the Company entered into an Asset Purchase Agreement with Howmedica Osteonics Corp., a wholly-owned subsidiary of Stryker. In connection with entering into the Asset Purchase Agreement, the Company also entered into a Development Agreement, a License Agreement, and other ancillary agreements contemplated by the Asset Purchase Agreement with Stryker (collectively, the "Stryker Agreements"). The Company determined that the Asset Purchase Agreement and the License Agreement are within the scope of ASC 606. Under the Asset Purchase Agreement and License Agreement, the Company is required to provide certain assets and the right to use the license for a specific purpose. The assets and the right to use the license are highly interdependent and considered one performance obligation. The Company bifurcated the total transaction price of $30.0 million into two components; $5.0 million related to cost reimbursement for other services (development) and $25.0 million allocated to royalty revenue determined using the residual approach of deducting the cost reimbursement component from the total transaction price. The arrangement does not contain a significant financing component.

    The Company records a contract liability when there is an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company has concluded that Stryker meets the definition of a customer for a portion of the obligations under the Stryker Agreements. There was no contract liability balance as of January 1, 2022. As of January 1, 2021, the contract liability balance was $14.0 million, which was related to consideration received from the customer under the Asset Purchase Agreement and Development Agreement. The Company concluded the license rights under the License Agreement were functional and would be recognized at the point in time when 510(k) clearance was received from the U.S. Food and Drug Administration (the "FDA") as required under Milestone 3 in the License Agreement, or upon termination by Stryker and Stryker's election to purchase the license rights. On April 19, 2021, the Company achieved the third of three milestones under the License Agreement when it received 510(k) clearance from the FDA and received $11.0 million from Stryker. In connection with the 510(k) clearance, the Company recognized as royalty and license revenue the $14.0 million that was previously deferred as contract liability, plus the $11.0 million payment received, for a total aggregate of $25.0 million during the quarter ended June 30, 2021. There are no amounts recorded as contract liability as of June 30, 2022. In addition, during the quarter ended June 30, 2021, the Company recorded $2.5 million in other income for the remaining portion of the advance on research and development, that was not used to offset against research and development expenses.

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

On June 30, 2021 the Company entered into a settlement and license agreement (the “Settlement and License Agreement”) with the Stryker Parties, pursuant to which the parties agreed to terms for resolving all of their then-existing patent disputes. In consideration of the licenses, releases, covenants and other immunities granted by the Company to the Stryker Parties, the Stryker Parties were required to make a one-time payment to the Company of $15.0 million no later than October 15, 2021. The agreement provides for the grant of the licenses, covenants-not-to-sue, releases, and other deliverables upon execution of the contract. These individual rights are not accounted for as separate performance obligations as (i) the nature of the promise, within the context of the agreement, is to transfer combined items to which the promised rights are inputs and (ii) the Company's promise to transfer each individual right described above to the Stryker Parties is not separately identifiable from other promises in the agreement. As a result, the Company accounts for the promises in the Settlement and License Agreement as a single performance obligation. The Stryker Parties legally obtained control of the license and other rights upon execution of the contract. As such, the earnings process is complete and revenue was recognized upon the execution of the contract, when collectability became probable and all other revenue recognition criteria had been met within the scope of ASC 606. In connection with the Settlement and License Agreement, the Company recognized revenue of $15.0 million during the quarter ended June 30, 2021 and payment in the same amount was received from the Stryker Parties on October 15, 2021. See “Note H—Commitments and Contingencies, Legal proceedings” for further discussion of the Stryker Parties settlement.

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
    The following table summarizes activity for rebate allowance reserve (in thousands):

	June 30, 2022	December 31, 2021
Beginning Balance	$79	$81
Provision related to current period sales	60	107
Payments or credits issued to customer	(73)	(109)
Ending Balance	$66	$79

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g., when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $1.0 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $2.4 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.1 million for each of the three months ended June 30, 2022 and 2021, and $0.2 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

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

    The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $(100,000) and $(8,000) for the three months ended June 30, 2022 and 2021, respectively, and $(66,000) and $15,000 for the six months ended June 30, 2022 and 2021, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2022 and 2021, a cumulative balance of $45,000 and $54,000 of interest and penalties had been accrued, respectively.

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

    The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Basic and diluted (loss) income per share
Net (loss) income	$(15,524)	$38,042	$(31,555)	$26,536
Denominator:
Basic weighted average shares	180,296,273	177,668,627	179,740,853	154,612,482
Diluted weighted average shares	180,296,273	180,015,105	179,740,853	157,861,298
(Loss) income per share attributable to Conformis, Inc. stockholders:
Basic	$(0.09)	$0.21	$(0.18)	$0.17
Diluted	$(0.09)	$0.21	$(0.18)	$0.17

    The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options and restricted stock awards	517,157	—	665,728	—

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

Note C—Accounts Receivable

    Accounts receivable consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Total receivables	$9,970	$9,336
Allowance for doubtful accounts and returns	(432)	(257)
Accounts receivable, net	$9,538	$9,079

    The beginning accounts receivable balance as of January 1, 2022 and 2021, was $9.1 million and $8.5 million, respectively. All activity within accounts receivables relate to normal operational activity from the period. Accounts receivable included unbilled receivable of $1.4 million and $1.1 million at June 30, 2022 and December 31, 2021, respectively. Write-offs related to accounts receivable were approximately $0 and $75,000 for the three months ended June 30, 2022 and 2021, respectively, and $13,000 and $71,000 for the six months ended June 30, 2022 and 2021.

    Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	June 30, 2022	December 31, 2021
Beginning balance	$(257)	$(290)
Provision for bad debts on trade receivables	(191)	(48)
Other allowances	3	3
Accounts receivable write offs	13	78
Ending balance	$(432)	$(257)

Note D—Inventories

    Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw Material	$6,299	$6,109
Work in process	2,774	3,187
Finished goods	7,654	5,908
Total Inventories	$16,727	$15,204

Note E—Property and Equipment

    Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	June 30, 2022	December 31, 2021
Equipment	5-7	$20,301	$20,091
Furniture and fixtures	5-7	873	873
Computer and software	3	10,764	10,540
Leasehold improvements	3-7	2,242	2,243
Reusable instruments	5	6,747	6,272
Molding and Tooling	5	463	379
Total property and equipment		41,390	40,398
Accumulated depreciation		(32,267)	(30,130)
Property and equipment, net		$9,123	$10,268

    Depreciation expense related to property and equipment was $1.0 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $2.1 million for each of the six months ended June 30, 2022 and 2021.

Note F—Accrued Expenses

    Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued employee compensation	$3,369	$4,701
Accrued legal expense	2,543	2,140
Accrued vendor charges	529	462
Accrued revenue share expense	807	824
Accrued clinical trial expense	426	335
Accrued other	891	1,114
	$8,565	$9,576

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

    As of June 30, 2022, the Company had not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

    The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

    The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rent expense	$486	$465	$965	$881
Variable lease cost (1)	93	102	201	204
	$579	$567	$1,166	$1,085
(1) Variable operating lease expenses consist primarily of common area maintenance and real estate taxes for the three and six months ended June 30, 2022 and 2021.

    As of June 30, 2022, the remaining weighted-average lease term of the operating leases was 4.3 years and the weighted-average discount rate was 6.0%.

    The future minimum rental payments under these agreements as of June 30, 2022 were as follows (in thousands):

Year	Minimum Lease Payments
2022 remainder of year	942
2023	2,088
2024	2,139
2025	1,885
2026	970
2027	741
Total lease payments	$8,765
Present value adjustment	(1,090)
Present value of lease liabilities	$7,675

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

    The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $0.7 million during the three months ended June 30, 2022, representing 4.8% of product revenue and $1.3 million during the six months ended June 30, 2022, representing 4.3% of product revenue and $0.5 million during the three months ended June 30, 2021, representing 3.2% of product revenue and $1.0 million during the six months ended June 30, 2021, representing 3.3% of product revenue. Revenue share expense is included in research and development.

Other obligations

    In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at June 30, 2022 or December 31, 2021.

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

On October 20, 2021, the Company filed a lawsuit against Medacta Germany GmbH and Medacta International SA (together, “Medacta Europe”) in the Regional Court of Düsseldorf ("German Court"). We are seeking damages for Medacta Europe’s infringement of one of our German patents related to patient-specific instrument and implant systems through Medacta Europe’s sales of multiple lines of PSI, as well as the implant components used in conjunction with them, in Germany. The accused product lines include Medacta Europe’s patient-specific instrument and implant systems for knee, hip, and shoulder replacement procedures. Medacta Europe filed its statement of defense on January 31, 2022. The Company filed its reply to Medacta’s statement of defense on April 28, 2022. As of July 28, 2022, the Company delivered security deposits in the amount of EUR 146,000 to the German Court in order to maintain the action. Discovery in the lawsuit is ongoing.
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

On June 3, 2021, the Company filed a lawsuit against Bodycad Laboratories, Inc., Bodycad USA Corp. (together, “Bodycad”), and Exactech (collectively, “Defendants”), in the United States District Court for the Middle District of Florida seeking damages for Defendants’ infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that Defendants’ line of patient-specific surgical systems for unicondylar knee replacement surgery and Bodycad’s line of patient-specific surgical systems for knee osteotomy surgery infringe six of the Company's patents. On August 2, 2021, Exactech filed its answer to the complaint, denying that it infringed our asserted patents and also alleging that our asserted patents are invalid. On August 20, 2021, Bodycad filed a motion to dismiss and for a more definite statement. On September 10, 2021, the Company filed an amended complaint that continued to accuse the same products of infringing six of the Company's patents. On September 24, 2021, Defendants filed a motion to dismiss, and the Company opposed the motion to dismiss on October 15, 2021. On March 30, 2022, the court denied Defendants motion to dismiss. Discovery in the lawsuit is ongoing.

On May 8, 2020, the Company and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company (together, “Aetna”) in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. The Company amended its complaint on August 13, 2020, alleging that Aetna violated its duties under state and federal law, including the Employee Retirement Income Security Act. On March 31, 2021, the court dismissed the Company’s claims against Aetna, but allowed the individual plaintiff’s claims to survive. The individual plaintiff settled his claims against Aetna in October 2021 and the Company subsequently filed a notice of appeal. The Company filed its appeal brief on April 15, 2022. Aetna filed its response to our appeal brief on June 15, 2022. The Company is awaiting a scheduling order from the court to hear oral arguments from the parties on the appeal briefs.

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

Note I—Debt and Notes Payable

    Long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
MidCap, Term Loan	21,000	21,000
Less unamortized debt issuance costs	(562)	(645)
Long-term debt, less debt issuance costs	$20,438	$20,355

    Principal payments due as of June 30, 2022 consisted of the following (in thousands):

Principal Payment
2022 (remainder of the year)	—
2023	—
2024	1,750
2025	10,500
2026	8,750
Total	$21,000

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

The New Credit Agreement has a maturity date of November 1, 2026 and requires interest only payments through October 31, 2024, and thereafter, 24 monthly payments of principal and interest resulting in the Term Facility being fully paid by the maturity date. Interest is payable monthly in arrears at a rate of 5.7% per annum plus one month LIBOR subject to a LIBOR floor of 1%. In addition to the interest charged on the Term Facility, the Company is also obligated to pay certain fees, including an origination fee of 0.5% of the term loan due at closing and a final payment fee of 4.0% of the term loan at the time of final payment. On August 1, 2022, the Company entered into a New Credit Agreement, which replaced references to the LIBOR rate within the existing agreement, with the SOFR interest rate, such that interest will be payable monthly in arrears at a rate of 5.7% per annum plus one month SOFR subject to a SOFR floor of 1%. All other terms under the New Credit agreement remain the same.

The obligation of the Company with respect to the New Credit Agreement are secured by a security interest over substantially all of the personal property assets of the Company, including accounts receivable, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in its subsidiaries.The New Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the New Credit Agreement contains a minimum liquidity covenant requiring the Company to maintain unrestricted cash and cash equivalents in excess of $4.0 million. The New Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Term Facility may be accelerated. As of June 30, 2022, the Company was not in breach of covenants under the New Credit Agreement.

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

PPP Loan- East West Bank

On April 17, 2020, the Company entered into an approximately $4.7 million promissory note (the “PPP Note”) with East West Bank under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (the "SBA") to mitigate the negative financial and operational impacts of the COVID-19 pandemic. The interest rate on the PPP Note was a fixed rate of 1%per annum. The Company was initially required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022 (the “Maturity Date”). The Company was required to pay regular monthly payments in an amount equal to one month’s accrued interest commencing on August 2, 2021, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the deferral period was to be payable on the Maturity Date. However, according to the terms of the PPP, all or a portion of the loan as well as any accrued interest could be fully forgiven if the funds were used for payroll costs (and at least 60% of the forgiven amount must have been used for payroll), interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, the Company used the proceeds of the loan primarily for payroll costs. The Company accounted for the PPP Note as a debt instrument in accordance with ASC 470-50-40-2, with the proceeds from the loan recognized as a long-term liability, less any debt issuance costs, within the consolidated balance sheet. Interest is accrued at the stated rate on a monthly basis by applying the interest method under ASC 835.
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

At the Company’s 2022 Annual Meeting of Stockholders, the Company’s stockholders approved a proposed amendment to the Company’s restated certificate of incorporation to effect a reverse stock split of all of the Company’s outstanding shares of common stock by one of several fixed ratios between 1-for-2 and 1-for-10 and to correspondingly decrease the number of authorized shares of the Company’s common stock as disclosed in the Company’s proxy statement for the 2022 Annual Meeting of Stockholders. The reverse stock split was proposed to address the Company’s current non-compliance with Nasdaq’s $1.00 per share minimum bid price requirement. The Company’s Board of Directors intends to determine whether to proceed with the reverse stock split, the effective time of the reverse stock split, and the exact ratio of the reverse stock split, at a future date. The Board intends to make such determination prior to the expiration of any final compliance period granted to the Company by the Nasdaq Listing Qualifications staff, and will provide public disclosure of any implementation of any reverse stock split prior to its implementation.

Preferred stock

    The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at June 30, 2022 and December 31, 2021.

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

"At-the-market” program

In January 2017, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "Shelf Registration Statement"). The Shelf Registration Statement allowed the Company to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On May 10, 2017, the Company filed with the SEC a prospectus supplement (the “Prospectus Supplement”) for the sale and issuance of up to $50 million of its common stock and entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC (formerly, Canaccord Genuity Inc.) ("Canaccord") pursuant to which Canaccord agreed to sell shares of the Company's common stock from time to time, as its agent, in an “at-the-market” ("ATM") offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company was not obligated to sell any shares under the Equity Distribution Agreement. On August 4, 2020, the Company and Canaccord mutually agreed to terminate the Equity Distribution Agreement and, as of that date, the Company had sold 2,663,000 shares under the Equity Distribution Agreement resulting in net proceeds of $4.4 million.

On March 23, 2020, the Company filed a new shelf registration statement on Form S-3 (the "New Shelf Registration Statement"), which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, the Company is permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of the Company’s common stock to or through Cowen, acting as agent and/or principal, from time to time, in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on the NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and we also provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. The Company is not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of June 30, 2022, the Company had not sold any shares under the Sales Agreement.

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

Warrants

    The Company has issued warrants to certain investors and consultants to purchase shares of the Company’s common stock. Based on the Company’s assessment of the warrants granted in 2013 and 2014 relative to ASC 480, Distinguishing Liabilities from Equity, such warrants are classified as equity. According to ASC 480, an entity shall classify as a liability any financial instrument, other than an outstanding share, that, at inception, both a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such obligation and b) requires or may require the issuer to settle the obligation by transferring assets. The warrants do not contain any provision that requires the Company to repurchase the shares and are not indexed to such an obligation. The warrants also do not require the Company to settle by transferring assets. All of these warrants were exercisable immediately upon issuance.

    In connection with the September 23, 2020 registered direct offering, the Company issued 9,492,953 pre-funded common stock warrants with an exercise price of $0.0001 per share and an additional 18,005,041 common stock warrants with an exercise price of $0.8748 per share. All of these warrants are exercisable for one share of common stock and were exercisable immediately. As of June 30, 2022, approximately 6.0 million of the common stock warrants have been exercised. The pre-funded warrants were exercisable indefinitely, while the additional warrants are exercisable for 5 years from the date of issuance. All pre-funded warrants were exercised. Based on the Company’s assessment of the warrants granted relative to ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants are classified as equity instruments. The fair value of the common stock warrants of approximately $10.2 million at the date of issuance was estimated using the Black-Scholes model which used the following inputs: term of 5 years, risk free rate of 0.28%, 0% dividend yield, volatility of 90.15%, an exercise price of $0.875 and share price of $0.833 per share based on the trading price of the Company’s common stock.

    Warrants to purchase 12,020,926 shares of common stock were outstanding as of June 30, 2022 and December 31, 2021. Outstanding common stock warrants are currently exercisable with varying exercise expiration dates from 2024 through 2025. At June 30, 2022 and December 31, 2021, the weighted average warrant exercise price per share for common stock and the weighted average contractual life was as follows:

	Number of Common Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2021	12,020,926	$0.89	3.73	12,020,926	$0.89
Granted	—	$—	—	—	$—
Exercised	—	—	—	—	—
Cancelled/expired	—	—	—	—	—
Outstanding June 30, 2022	12,020,926	$0.89	3.23	12,020,926	$0.89

Stock option plans

     The 2015 Stock Incentive Plan ("2015 Plan") provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of the Company's common stock, (b) 3% of the number of share of its common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Company's board of directors. Effective January 1, 2022, an additional 3,000,000 shares of the Company's common stock were added to the 2015 Plan under the terms of this provision, and at the 2021 Annual Meeting of Stockholders on May 24, 2021, the Company' Stockholders approved a First Amendment to the 2015 Plan to increase by 6,000,000, the maximum number of shares of common stock available for issuance under the 2015 Plan ("Plan Amendment"). As of June 30, 2022, 4,254,714 shares of common stock were available for future issuance under the 2015 Plan.

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

    As of June 30, 2022, there were 1,867,610 shares of common stock available for future issuance under the 2019 Sales Team Plan.

    Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2021	1,677,980	$4.82	$—
Granted	3,252,121	0.47	—
Expired	(343,140)	3.90	—
Cancelled/Forfeited	(86,969)	1.04	—
Outstanding June 30, 2022	4,499,992	$1.82	$—
Total vested and exercisable	1,070,787	$6.09	$—

    The total fair value of stock options that vested during each of the three and six months ended June 30, 2022 was $0.0 million. The weighted average remaining contractual term for the total stock options outstanding was 8.57 years as of June 30, 2022. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.61 years as of June 30, 2022.

    Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2021	7,133,795	$1.06
Granted	3,083,403	0.43
Vested	(2,254,524)	0.96
Forfeited	(945,305)	0.94
Unvested June 30, 2022	7,017,369	$0.83

    The total fair value of restricted common stock awards that vested during the three and six months ended June 30, 2022 was $1.9 million and $2.2 million, respectively.

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

    In April 2022, the Company granted inducement awards outside of the 2015 Plan and 2019 Sales Team Plan to the Company's Chief Operating Officer in the form of an option to purchase 425,000 shares of the Company's common stock with an exercise price per share equal to $0.64 and 425,000 restricted stock units. The option and restricted stock unit awards were granted as inducements material to his commencement of employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4).

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

    The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.68%	—%	2.61%	—%
Expected term (in years)	6.52	0	6.72	0.00
Dividend yield	—%	—%	—%	—%
Expected volatility	89.39%	—%	89.21%	—%

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
Expected volatility.    Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. Prior to July 1, 2021, the Company estimated volatility using the historical volatilities of similar public entities. Since July 1, 2021, the Company has estimated volatility based on the historical volatility of the Company's stock.

Forfeitures.    The Company recognizes forfeitures as they occur.
    Stock-based compensation expense was $0.8 million for each of the three months ended June 30, 2022 and 2021, and $1.6 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

    The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$16	$25	$(20)	$23
Sales and marketing	159	131	336	335
Research and development	132	149	270	309
General and administrative	540	527	997	1,084
	$847	$832	$1,583	$1,751

    As of June 30, 2022, the Company had $1.2 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 4.72 years. As of June 30, 2022, the Company had $6.7 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 2.50 years.

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

    Geographic information consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue
United States	$13,415	$13,424	$26,130	$25,029
Germany	707	1,246	1,885	3,016
Rest of world	1,020	529	2,011	865
	$15,142	$15,199	$30,026	$28,910

	June 30, 2022	December 31, 2021
Property and equipment, net
United States	$9,007	$10,131
Germany	41	43
Rest of World	75	94
	$9,123	$10,268

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
•potential challenges relating to changes in and compliance with governmental laws and regulations affecting our United States and international businesses, including regulations of the U.S. Food and Drug Administration (the "FDA") and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;
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

As of December 31, 2021, we had sold a total of more than 137,000 knee implants, including more than 111,000 total knee implants and 26,000 partial knee implants. In multiple clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant, demonstrated superior clinical outcomes, including with respect to function, kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or off-the-shelf, implants that it was tested against. On August 16, 2021, the first procedure was performed using the Identity Imprint knee replacement system. Identity Imprint, available in both cruciate retaining ("CR") and posterior stabilized ("PS") implants, utilizes a proprietary algorithm to select the appropriate implant size from 12 standard sizes that most closely meet the geometric and anatomic requirements of the patient’s knee based on the individual’s CT scan. As with Conformis’ personalized iTotal knee product line, Identity Imprint uses Conformis’ sterile Surgery-in-a-Box delivery system, which we believe provides ASCs and hospitals with greater procedural efficiency and improved sterilization cost savings over comparable systems. With the growing interest in our Identity Imprint system from ASC customers, we have prioritized applying our porous-coated technology to our Identity Imprint system. We anticipate a limited commercial launch some time in the first half of 2023.

On November 11, 2019, we entered full commercial launch of the Conformis hip system. In September 2020, we announced the Cordera hip system, and in December 2020, we commenced the U.S. commercial launch of the Cordera Match hip system, one of multiple planned product extensions featuring the Cordera hip system. We are planning for a limited commercial launch of our Actera hip system, a second hip stem within our hip portfolio, early in the fourth quarter of 2022. This will be a shorter stem conducive to the popular direct anterior approach and be offered in the most common standard sizes.

All of our currently marketed knee and hip replacement products and related design software have been cleared by the FDA under the premarket notification process of Section 510(k) of the federal Food, Drug, and Cosmetic Act (the "FDCA"). We have received CE Certificates of Conformity allowing us to affix the CE Mark.

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

Most recently, in the third and fourth quarters of 2021, we experienced higher levels of deferred and rescheduled knee and hip procedures as a result of the surge in COVID-19 cases associated with the Delta and Omicron variants. During the first quarter of 2022, United States case counts peaked in January and then decreased significantly as we moved into the second quarter. The future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

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

Royalty and licensing revenue for the six months ended June 30, 2022 includes revenue of $0.5 million generated from our license agreement (the "License Agreement") with Paragon 28. Royalty and licensing revenue for the three months ended June 30, 2021 includes revenue of $15.0 million generated from our settlement with Stryker Corporation (“Stryker”), Wright Medical Technology, Inc. (“Wright Medical”), and Tornier, Inc. (“Tornier” and, collectively with Stryker and Wright Medical, the "Stryker Parties"), $25.0 million recognized under the Development and License Agreements with Stryker, and $1.0 million generated from the License Agreement with Paragon 28. Ongoing royalty revenue is generated from our license agreement (the "MicroPort License Agreement") with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. The MicroPort License Agreement will expire upon the expiration of the last to expire of our patents and patent applications licensed to MicroPort, which currently is expected to occur in 2031.

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

We calculate gross margin as revenue less cost of revenue divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including primarily volume of units produced, mix of product components manufactured by us versus sourced from third parties, our average selling price, foreign exchange rates, the geographic mix of sales, product sales mix, manufacturing efficiencies, raw material costs, the number of cancelled sales orders resulting in wasted implants, and royalty revenue.

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
•increased sales mix of our higher margin Identity ImprintTM product and an increased selling price as a result of our Image-to-Implant® Platinum Services℠ Program;
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

Consolidated results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2022		2021		2022 vs 2021
Three Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$15,142	99%	$15,199	27%	$(57)	—%
Royalty and licensing	153	1	41,149	73	(40,996)	(100)
Total revenue	15,295	100	56,348	100	(41,053)	(73)
Cost of revenue	9,835	64	8,810	16	1,025	12
Gross profit	5,460	36	47,538	84	(42,078)	(89)

Operating expenses:
Sales and marketing	$6,562	43%	$6,304	11%	$258	4%
Research and development	3,958	26	3,650	6	308	8
General and administrative	7,693	50	6,689	12	1,004	15
Total operating expenses	18,213	119	16,643	30	1,570	9
(Loss) income from operations	(12,753)	(83)	30,895	55	(43,648)	(141)
Total other (expenses) income, net	(2,871)	(19)	7,139	13	(10,010)	(140)
(Loss) income before income taxes	(15,624)	(102)	38,034	67	(53,658)	(141)
Income tax provision	(100)	(1)	(8)	—	(92)	(1,150)
Net (loss) income	$(15,524)	(101)%	$38,042	68%	$(53,566)	(141)%

Product revenue.    Product revenue was $15.1 million for the three months ended June 30, 2022 compared to $15.2 million for the three months ended June 30, 2021, relatively flat year-over-year.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2022		2021		2022 vs 2021
Three Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$13,415	89%	$13,424	88%	$(9)	—%
Germany	707	5	1,246	8	(539)	(43)
Rest of world	1,020	6	529	4	491	93
Product revenue	$15,142	100%	$15,199	100%	$(57)	—%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 89% for the three months ended June 30, 2022 and 88% for the three months ended June 30, 2021.

The United States product revenue remained flat year-over-year. Germany product revenue decreased $0.5 million to $0.7 million, or 43% year over year on a reported basis and 37% on a constant currency basis. We believe the decline was primarily due to COVID-19 negatively impacting elective procedure volumes and reimbursement denials from Medizinischer Dienst der Krankenversicherung ("MDK"), and the shift in certain distributors that were previously managed by Germany. These distributors are reported in Rest of World revenue in 2022. Rest of World product revenue increased $0.5 million to $1.0 million, or 93% year-over-year on a reported basis and 106% on a constant currency basis. We believe the increase is primarily due to the shift in distributors that were previously managed by Germany now being managed by other countries, an increase in elective surgeries in the UK which were lower in the prior period as a result of the COVID-19 pandemic, and growth in other countries .

Royalty and licensing revenue. Royalty and licensing revenue was $0.2 million for the three months ended June 30, 2022 compared to $41.1 million for the three months ended June 30, 2021, a decrease of $41.0 million or 100%. The decrease in royalty and licensing revenue was driven by revenue recognized in the prior year which included $25.0 million in revenue recognized in connection with 510(k) clearance from the FDA for the achievement of the third of three milestones under the License Agreement with Stryker, $15.0 million in revenue recognized under the Settlement and License Agreement with the Stryker Parties, and $1.0 million in revenue recognized under the License Agreement with Paragon 28.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $9.8 million for the three months ended June 30, 2022 compared to $8.8 million for the three months ended June 30, 2021, an increase of $1.0 million, or 12%. Gross profit was $5.5 million for the three months ended June 30, 2022 compared to $47.5 million for the three months ended June 30, 2021, a decrease of $42.1 million or 89%. Gross margin decreased 4,870 basis points to 36% for the three months ended June 30, 2022 from 84% for the three months ended June 30, 2021. The decrease in gross margin was driven primarily by licensing revenue recognized in the prior year under the Development and License Agreements with Stryker and the Settlement and License Agreement with the Stryker Parties.

Sales and marketing.    Sales and marketing expense was $6.6 million for the three months ended June 30, 2022 compared to $6.3 million for the three months ended June 30, 2021, an increase of $0.3 million or 4%. The increase was due primarily to higher personnel costs of $0.1 million, travel and entertainment of $0.1 million, marketing and tradeshow expenses of $0.2 million, and $0.1 million in other costs, which was partially offset by $0.2 million of commission expense. Sales and marketing expense increased as a percentage of total revenue to 43% for the three months ended June 30, 2022 compared to 11% for the three months ended June 30, 2021.

Research and development.    Research and development expense was $4.0 million for the three months ended June 30, 2022 compared to $3.7 million for the three months ended June 30, 2021, an increase of $0.3 million, or 8%. The increase was due primarily to an increase in professional and outside services of $0.3 million, revenue share expense of $0.2 million, partially offset by lower personnel costs of $0.2 million. Research and development expense increased as a percentage of total revenue to 26% for the three months ended June 30, 2022 compared to 6% for the three months ended June 30, 2021.

General and administrative.    General and administrative expense was $7.7 million for the three months ended June 30, 2022 compared to $6.7 million for the three months ended June 30, 2021, an increase of $1.0 million, or 15%. The increase was primarily due to higher legal fees of $0.4 million, shipping costs of $0.5 million, and professional and outside services of $0.1 million, training costs of $0.1 million, and other costs of $0.2 million. These were partially offset by lower personnel costs of $0.3 million. General and administrative expense increased as a percentage of total revenue to 50% for the three months ended June 30, 2022 from 12% for the three months ended June 30, 2021.

Total other (expenses) income, net.    Other (expenses) income, net was $2.9 million of other expenses for the three months ended June 30, 2022 compared to $7.1 million of other income for the three months ended June 30, 2021, a change of $10.0 million, or 140%. The change was primarily due to an increase in foreign currency exchange transaction loss of $2.9 million, and the prior year recognition of a gain on forgiveness of PPP loan of $4.8 million, and $2.5 million for the unused portion of the advance on research and development under the Development Agreement with Stryker, partially offset by lower interest expense of $0.2 million.

Income taxes.    Income tax provision was $(100,000) and $(8,000) for the three months ended June 30, 2022 and 2021, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the six months ended June 30, 2022 and 2021

    The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2022		2021		2022 vs 2021
Six Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$30,026	97%	$28,910	41%	$1,116	4%
Royalty and licensing	820	3	41,273	59	(40,453)	(98)%
Total revenue	30,846	100	70,183	100	(39,337)	(56)%
Cost of revenue	19,645	64	16,472	23	3,173	19%
Gross profit	11,201	36	53,711	77	(42,510)	(79)%

Operating expenses:
Sales and marketing	$13,227	43%	$11,417	16%	$1,810	16%
Research and development	8,437	27	7,190	10	1,247	17%
General and administrative	17,026	55	13,355	19	3,671	27%
Total operating expenses	38,690	125	31,962	46	6,728	21%
(Loss) income from operations	(27,489)	(89)	21,749	31	(49,238)	(226)
Total other (expenses) income, net	(4,132)	(13)	4,802	7	(8,934)	(186)%
(Loss) income before income taxes	(31,621)	(103)	26,551	38	(58,172)	(219)
Income tax provision	(66)	—	15	—	(81)	(540)
Net (loss) income	$(31,555)	(102)%	$26,536	38%	$(58,091)	(219)%

Product revenue.    Product revenue was $30.0 million for the six months ended June 30, 2022, compared to $28.9 million for the six months ended June 30, 2021, an increase of $1.1 million or 4%. We believe the increase is primarily due to an increase in elective surgeries, which were lower in the prior period as a result of the COVID-19 pandemic.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2022		2021		2022 vs 2021
Six Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$26,130	87%	$25,029	87%	$1,101	4%
Germany	1,885	6	3,016	10	(1,131)	(38)
Rest of world	2,011	7	865	3	1,146	132
Product revenue	$30,026	100%	$28,910	100%	$1,116	4%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 87% for each of the six months ended June 30, 2022 and 2021.

The United States product revenue increased $1.1 million to $26.1 million or 4% year over year. We believe the increase in revenue inside the United States was primarily due to an increase in elective surgeries, which were lower in the prior period as a result of the COVID-19 pandemic. Germany product revenue decreased $1.1 million to $1.9 million, or 38% year over year on a reported basis and 32% on a constant currency basis. We believe the decline was primarily due to reimbursement denials from "MDK", and the shift in certain distributors that were previously managed by Germany. These distributors are reported in Rest of World revenue in 2022.Rest of World product revenue increased $1.1 million to $2.0 million, or 132% year-over-year on a reported basis and 144.6% on a constant currency basis, primarily due to the shift in distributors that were previously managed by Germany now being managed by other countries, an increase in elective surgeries in the UK which were lower in the prior period as a result of the COVID-19 pandemic, and growth in other countries.

    Royalty and licensing revenue. Royalty and licensing revenue was $0.8 million for the six months ended June 30, 2022 compared to $41.3 million for the six months ended June 30, 2021, a decrease of $40.5 million, or 98%. The decrease in royalty and licensing revenue was driven by revenue recognized in the prior year which included $25.0 million in revenue recognized in connection with 510(k) clearance from the FDA for the achievement of the third of three milestones under the License Agreement with Stryker, $15.0 million in revenue recognized under the Settlement and License Agreement with the Stryker Parties, and $1.0 million in revenue recognized under the License Agreement with Paragon 28.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $19.6 million for the six months ended June 30, 2022 compared to $16.5 million for the six months ended June 30, 2021, an increase of $3.2 million, or 19%. Gross profit was $11.2 million for the six months ended June 30, 2022 compared to $53.7 million for the six months ended June 30, 2021, a decrease of $42.5 million or 79%. Gross margin decreased 4,100 basis points to 36% for the six months ended June 30, 2022 from 77% for the six months ended June 30, 2021. The decrease in gross margin was driven primarily by licensing revenue recognized in the prior year under the Development and License Agreements with Stryker and the Settlement and License Agreement with the Stryker Parties.

    Sales and marketing.    Sales and marketing expense was $13.2 million for the six months ended June 30, 2022 compared to $11.4 million for the six months ended June 30, 2021, an increase of $1.8 million, or 16%. The increase was due primarily to higher commission expense of $0.2 million, marketing and tradeshow expense of $0.9 million, personnel related cost of $0.4 million, travel and entertainment of $0.1 million and other costs of $0.2 million. Sales and marketing expense increased as a percentage of total revenue to 43% for the six months ended June 30, 2022 compared to 16% for the six months ended June 30, 2021.

    Research and development.    Research and development expense was $8.4 million for the six months ended June 30, 2022 compared to $7.2 million for the six months ended June 30, 2021, an increase of $1.2 million, or 17%. The increase was due primarily to an increase in professional and outside services of $0.8 million, revenue share expense of $0.4 million, and a reduction of $0.7 million of cost allocated to the advance on research and development, partially offset by lower project prototype and supply costs of $0.2 million, personnel related costs of $0.3 million, and other costs of $0.2 million. Research and development expense increased as a percentage of total revenue to 27% for the six months ended June 30, 2022 from 10% for the six months ended June 30, 2021.

    General and administrative.    General and administrative expense was $17.0 million for the six months ended June 30, 2022 compared to $13.4 million for the six months ended June 30, 2021, an increase of $3.7 million, or 27%. The increase was primarily due to an increase in legal fees of $1.4 million, freight costs of $1.4 million, professional and outside services of $0.6 million, training costs of $0.2 million, information technology expenses of $0.2 million, and an increase in other costs of $0.4 million, partially offset by a decrease in personnel costs of $0.5 million. General and administrative expense decreased as a percentage of total revenue to 55% for the six months ended June 30, 2022 from 19% for the six months ended June 30, 2021.

     Total other income (expenses), net.    Other income (expenses), net was $4.1 million of other expenses for the six months ended June 30, 2022 compared to $4.8 million of other income for the six months ended June 30, 2021, a change of $8.9 million, or 186%. The change was primarily due to an increase of $1.9 million in foreign currency exchange transaction loss, and the prior year recognition of a gain on forgiveness of PPP loan of $4.8 million, and $2.5 million for the unused portion of the advance on research and development under the Development Agreement with Stryker, partially offset by lower interest expense of $0.3 million.

    Income taxes.    Income tax provision was approximately $(66,000) for the six months ended June 30, 2022 and $15,000 for the six months ended June 30, 2021. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the six months ended June 30, 2022, we have financed our operations primarily through private placements of preferred stock, our initial public offering in 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. We have not yet attained profitability and continue to incur operating losses and negative operating cash flows. As of June 30, 2022, we had an accumulated deficit of $562.4 million.

In January 2017, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on May 9, 2017 (the "2017 Shelf Registration Statement"). The 2017 Shelf Registration Statement allowed us to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. On May 10, 2017, we filed with the SEC a prospectus supplement, pursuant to which we could issue and sell up to $50 million of our common stock and entered into an Equity Distribution Agreement with Canaccord Genuity LLC (formerly
Canaccord Genuity Inc.) or Canaccord, pursuant to which Canaccord agreed to sell shares of our common stock from time to time, as our agent in an “at-the-market,” or ATM, offering as defined in Rule 415 promulgated under the Securities Act. We are not obligated to sell any number of shares under the Equity Distribution Agreement. On August 4, 2020, we and Canaccord mutually agreed to terminate the Equity Distribution Agreement, and as of that date, we had sold 2,663,000 shares under the Equity Distribution Agreement resulting in net proceeds of $4.4 million.

On March 23, 2020, we filed a new shelf registration statement on Form S-3 or the New Shelf Registration Statement, which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, we will be permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The New Shelf Registration Statement is intended to provide us flexibility to conduct sales of its registered securities, subject to market conditions and our future capital needs. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into an at-the-market issuance sales agreement (the "Sales Agreement"), with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of the our common stock to or through Cowen, acting as agent and/or principal, from time to time in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and also has provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. We are not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of June 30, 2022, we had not sold any shares under the Sales Agreement.

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

The pre-funded warrants became exercisable immediately upon issuance, have an exercise price of $0.0001 per share and were exercisable until all of the pre-funded warrants were exercised in full. As of March 31, 2021, all pre-funded warrants were exercised. The warrants became exercisable immediately upon issuance, have an exercise price of $0.8748 per share, and will expire five years from the date of issuance. As of June 30, 2022, approximately 6.0 million of these warrants have been exercised. The pre-funded warrants and the warrants each prohibit the holder from exercising any portion thereof to the extent that the holder would own more than 9.99% of the number of shares of common stock outstanding immediately after exercise. The number of shares issuable upon exercise of the warrants and pre-funded warrants and the exercise price of the warrants and pre-funded warrants is adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

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

The New Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the New Credit Agreement contains a minimum liquidity covenant requiring the us to maintain unrestricted cash and cash equivalents in excess of $4.0 million. The New Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Term Facility may be accelerated. As of June 30, 2022, we were not in breach of covenants under the New Credit Agreement. For further information regarding the 2019 Secured Loan Agreement and the Amendments, and the New Credit Agreement see “Note I—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

At June 30, 2022, we had cash and cash equivalents of $72.6 million and $0.5 million in restricted cash allocated to lease deposits. Based on our current operating plan, we expect to fund our operations, capital expenditure requirements and debt service with existing cash and cash equivalents as of June 30, 2022, anticipated revenue from operations, revenue that may be generated in connection with licensing intellectual property, available sales of shares under the Sales Agreement and funds from potential exercises of our common stock warrants. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenues, and the fact that we could use our capital resources sooner than we expect.

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

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(26,762)	$(4,091)	$(22,671)	(554)%
Investing activities	(990)	(961)	(29)	(3)
Financing activities	—	84,876	(84,876)	(100)
Effect of exchange rate on cash	(263)	(77)	(186)	(242)
Total	$(28,015)	$79,747	$(107,762)	(135)%

Net cash used in operating activities.    Net cash used in operating activities was $26.8 million for the six months ended June 30, 2022 compared to $4.1 million used in operating activities for the six months ended June 30, 2021, an increase in use of $22.7 million. The $22.7 million increase in net cash used in operating activities was primarily affected by an increase in net loss of $58.1 million, an increase in accounts receivable of $0.2 million, an increase in advance on research and development under the Stryker Agreements of $3.2 million, an increase in contract liability of $14.0 million, an increase in inventory of $0.7 million, a decrease in royalty and licensing receivable of $14.5 million, and a decrease in accounts payable, accrued expenses and other liabilities of $1.8 million. Non-cash reconciling items include an increase in unrealized foreign exchange gain/loss of $1.8 million and an increase on gain on forgiveness of PPP loan of $4.8 million.

Net cash used in investing activities.    Net cash used in investing activities was $1.0 million for each of the six months ended June 30, 2022 and 2021.

Net cash provided by financing activities.    Net cash provided by financing activities was $0.0 million for the six months ended June 30, 2022, and for the six months ended June 30, 2021 was $84.9 million, a decrease of $84.9 million. Net cash provided by financing activities in the prior year included $79.6 million of net proceeds from the issuance of common stock under the New Shelf Registration Statement and $5.3 million of proceeds from the exercise of common stock warrants.

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

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 0.1% to 0.6%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board revenue share agreements of $0.7 million during the three months ended June 30, 2022, representing 4.8% of product revenue, and $0.5 million during the three months ended June 30, 2021, representing 3.2% of product revenue. Revenue share expense is included in research and development. For further information, see “Note H—Commitments and Contingencies” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Segment information

We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through June 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2021, we filed a lawsuit against Medacta Germany GmbH and Medacta International SA (together, “Medacta Europe”) in the Regional Court of Düsseldorf ("German Court"). We are seeking damages for Medacta Europe’s infringement of one of our German patents related to patient-specific instrument and implant systems through Medacta Europe’s sales of multiple lines of PSI, as well as the implant components used in conjunction with them, in Germany. The accused product lines include Medacta Europe’s patient-specific instrument and implant systems for knee, hip, and shoulder replacement procedures. Medacta Europe filed its statement of defense on January 31, 2022. On April 28, 2022, we filed our reply to Medacta’s statement of defense. As of July 28, 2022, we delivered security deposits in the amount of EUR 146,000 to the German Court in order to maintain the action. Discovery in the lawsuit is ongoing.

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

On April 30, 2021, we filed a lawsuit against DePuy Synthes, Inc., DePuy Synthes Products, Inc., and DePuy Synthes Sales, Inc. (together, “DePuy”) in the United States District Court for the District of Delaware seeking damages for DePuy’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that DePuy’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe seven of our patents. The accused product lines include DePuy’s patient-specific instrument and implant systems for knee and shoulder replacement procedures. On October 25, 2021, DePuy filed a partial motion to dismiss. On November 15, 2021, we filed an amended complaint. On December 6, 2021, DePuy filed a second partial motion to dismiss. We opposed the partial motion to dismiss on December 20, 2021, and DePuy filed a reply in support of its partial motion to dismiss on December 27, 2021. On February 14, 2022, the court denied DePuy’s partial motion to dismiss. On February 28, 2022, DePuy filed its answer to our amended complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by us. Discovery in the lawsuit is ongoing.

On June 3, 2021, we filed a lawsuit against Exactech, Inc. (“Exactech”) in the United States District Court for the Middle District of Florida seeking damages for Exactech’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that Exactech’s line of patient-specific instruments for use with its ankle implant systems, as well as the ankle implant components used in conjunction with them, infringe five of our patents. Discovery in the lawsuit is ongoing.

On June 3, 2021, we filed a lawsuit against Bodycad Laboratories, Inc., Bodycad USA Corp. (together, “Bodycad”), and Exactech (collectively, “Defendants”), in the United States District Court for the Middle District of Florida seeking damages for Defendants’ infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that Defendants’ line of patient-specific surgical systems for unicondylar knee replacement surgery and Bodycad’s line of patient-specific surgical systems for knee osteotomy surgery infringe six of our patents. On August 2, 2021, Exactech filed its answer to the complaint, denying that it infringed our asserted patents and also alleging that our asserted patents are invalid. On August 20, 2021, Bodycad filed a motion to dismiss and for a more definite statement. On September 10, 2021, we filed an amended complaint that continued to accuse the same products of infringing six of our patents. On September 24, 2021, Defendants filed a motion to dismiss, and we opposed the motion to dismiss on October 15, 2021. On March 30, 2022, the court denied Defendants motion to dismiss. Discovery in the lawsuit is ongoing.

On May 8, 2020, we and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company (together, “Aetna”) in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. We amended our complaint on August 13, 2020, alleging that Aetna violated its duties under state and federal law, including the Employee Retirement Income Security Act. On March 31, 2021, the court dismissed our claims against Aetna, but allowed the individual plaintiff’s claims to survive. The individual plaintiff settled his claims against Aetna in October 2021 and we subsequently filed a notice of appeal. We filed our appeal brief on April 15, 2022. Aetna filed its response to our appeal brief on June 15, 2022. We are awaiting a scheduling order from the court to hear oral arguments from the parties on the appeal briefs.

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

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “CFMS.” On December 31, 2021, we received a notification letter from Nasdaq’s Listing Qualifications Staff notifying us that the closing bid price for our common stock had been below $1.00 for the previous 30 consecutive business days and that we therefore are not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). On June 30, 2022, Nasdaq’s Listing Qualifications Staff notified us that it has extended the time period for us to regain compliance with the minimum bid requirement until December 27, 2022. To regain compliance, the closing bid price of our common stock must be at least $1.00 or higher for a minimum of ten consecutive business days.

We intend to continue monitoring the closing bid price of our common stock and have given written notice to Nasdaq that we intend to regain compliance with the minimum bid price requirement during this additional 180-day compliance period by effecting a reverse stock split, if necessary. At our 2022 Annual Meeting of Stockholders, our stockholders approved a proposed amendment to our restated certificate of incorporation to effect a reverse stock split of all of our outstanding shares of common stock by one of several fixed ratios between 1-for-2 and 1-for-10 and to correspondingly decrease the number of authorized shares of our common stock. Our Board of Directors intends to determine whether to proceed with the reverse stock split, the effective time of the reverse stock split, and the exact ratio of the reverse stock split, at a future date. Our Board of Directors intends to make such determination prior to the expiration of the additional compliance period granted to us by Nasdaq’s Listing Qualifications Staff, and we will provide public disclosure of the implementation of any reverse stock split prior to its implementation.

Even with the additional time and our intent to implement the reverse stock split, if necessary, there can be no assurance that our bid price will regain compliance. Any potential delisting of our common stock from the Nasdaq Capital Market would make it more difficult for stockholders to sell our stock in the public market and would likely result in decreased liquidity, limited availability of market quotations for shares of our common stock, limited availability of news and analyst coverage regarding our Company, a decreased ability to issue additional securities and increased volatility in the price of our common stock.

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Inducement Restricted Stock Unit Agreement with Michael Fillion, dated April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 1, 2022)
10.2
Inducement Non-Statutory Stock Option Agreement with Michael Fillion, dated April 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on April 1, 2022)

10.3	Employment Agreement, dated April 1, 2022, between Conformis, Inc. and Michael Fillion (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed on April 1, 2022)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

 Date: 8/8/2022

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer (On behalf of the Registrant)

 Date: 8/8/2022

CONFORMIS, INC.

By:	/s/ Robert Howe
Robert Howe Chief Financial Officer (Principal Financial Officer)