Form 10-Q
period 2022-09-30
Conformis Inc
filed 2022-11-02
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 187,918,888 shares of Common Stock, $0.00001 par value per share, outstanding.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$59,581	$100,556
Accounts receivable, net	9,472	9,079
Royalty and licensing receivable	141	280
Inventories, net	18,017	15,204
Prepaid expenses and other current assets	1,597	1,764
Total current assets	88,808	126,883
Property and equipment, net	8,775	10,268
Operating lease right-of-use assets	6,462	7,536
Other Assets
Restricted cash	462	562
Other long-term assets	86	92
Total assets	$104,593	$145,341

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,562	$6,557
Accrued expenses	9,034	9,576
Operating lease liabilities	1,919	1,830
Total current liabilities	17,515	17,963
Long-term debt, less debt issuance costs	20,480	20,355
Operating lease liabilities	5,433	6,471
Total liabilities	43,428	44,789
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value:
Authorized: 300,000,000 shares authorized at September 30, 2022 and December 31, 2021; 187,850,760 and 186,042,390 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	634,892	632,513
Accumulated deficit	(577,608)	(530,851)
Accumulated other comprehensive income (loss)	3,879	(1,112)
Total stockholders’ equity	61,165	100,552
Total liabilities and stockholders’ equity	$104,593	$145,341
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Product	$13,642	$14,130	$43,668	$43,040
Royalty and licensing	142	123	962	41,396
Total revenue	13,784	14,253	44,630	84,436
Cost of revenue	8,927	8,231	28,572	24,703
Gross profit	4,857	6,022	16,058	59,733

Operating expenses
Sales and marketing	5,562	6,434	18,789	17,851
Research and development	3,676	3,548	12,113	10,738
General and administrative	7,608	7,407	24,634	20,762
Total operating expenses	16,846	17,389	55,536	49,351
(Loss) income from operations	(11,989)	(11,367)	(39,478)	10,382

Other income and expenses
Interest income	12	20	43	77
Interest expense	(526)	(601)	(1,430)	(1,802)
Other income	—	—	—	7,252
Foreign currency exchange transaction loss	(2,672)	(996)	(5,931)	(2,302)
Total other (expenses) income	(3,186)	(1,577)	(7,318)	3,225
(Loss) income before income taxes	(15,175)	(12,944)	(46,796)	13,607
Income tax provision	27	29	(39)	44

Net (loss) income	$(15,202)	$(12,973)	$(46,757)	$13,563

Net (loss) income per share
Basic	$(0.08)	$(0.07)	$(0.26)	$0.08
Diluted	$(0.08)	$(0.07)	$(0.26)	$0.08
Weighted average common shares outstanding
Basic	181,216,213	178,452,296	180,238,044	162,646,412
Diluted	181,216,213	178,452,296	180,238,044	167,369,631

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(15,202)	$(12,973)	$(46,757)	$13,563
Other comprehensive income
Foreign currency translation adjustments	2,141	906	4,991	2,100
Comprehensive (loss) income	$(13,061)	$(12,067)	$(41,766)	$15,663

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, June 30, 2022	188,227,075	$2	$634,096	$(562,406)	$1,738	$73,430
Issuance of common stock—restricted stock	(376,315)	—	—	—	—	—
Compensation expense related to issued stock options and restricted stock awards	—	—	796	—	—	796
Net loss	—	—	—	(15,202)	—	(15,202)
Other comprehensive income	—	—	—	—	2,141	2,141
Balance, September 30, 2022	187,850,760	$2	$634,892	$(577,608)	$3,879	$61,165

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value				Total
Balance, December 31, 2021	186,042,390	$2	$632,513	$(530,851)	$(1,112)	$100,552
Issuance of common stock—restricted stock	1,808,370	—	—	—	—	—
Compensation expense related to issued stock options and restricted stock awards	—	—	2,379	—	—	2,379
Net loss	—	—	—	(46,757)	—	(46,757)
Other comprehensive income	—	—	—	—	4,991	4,991
Balance, September 30, 2022	187,850,760	$2	$634,892	$(577,608)	$3,879	$61,165

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, June 30, 2021	186,053,533	$2	$630,435	$(501,902)	$(2,806)	$125,729
Issuance of common stock—restricted stock	(173,560)	—	—	—	—	—
Issuance of common stock at public offering, less issuance costs of $5.4 million	—	—	14	—	—	14
Compensation expense related to issued stock options and restricted stock awards	—	—	1,026	—	—	1,026
Net loss	—	—	—	(12,973)	—	(12,973)
Other comprehensive income	—	—	—	—	906	906
Balance, September 30, 2021	185,879,973	$2	$631,475	$(514,875)	$(1,900)	$114,702

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance, December 31, 2020	95,546,577	$1	$543,809	$(528,438)	$(4,000)	$11,372
Issuance of common stock—restricted stock	3,375,974	—	—	—	—	—
Issuance of common stock at public offering, less issuance costs of $5.4 million	80,952,381	1	79,636	—	—	79,637
Issuance of common stock upon exercise of common stock warrants	6,005,041	—	5,253	—	—	5,253
Compensation expense related to issued stock options and restricted stock awards	—	—	2,777	—	—	2,777
Net income	—	—	—	13,563	—	13,563
Other comprehensive income	—	—	—	—	2,100	2,100
Balance, September 30, 2021	185,879,973	$2	$631,475	$(514,875)	$(1,900)	$114,702

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(46,757)	$13,563

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	3,088	3,158
Stock-based compensation expense	2,379	2,777
Unrealized foreign exchange loss	5,676	2,238
Non-cash lease expense	1,137	1,073
Provision for bad debts on trade receivables	339	55
Gain on forgiveness of PPP loan	—	(4,772)
Non-cash interest expense	125	547
Changes in operating assets and liabilities:
Accounts receivable	(731)	(483)
Royalty and licensing receivable	139	(14,378)
Inventories	(2,811)	(1,894)
Prepaid expenses and other assets	171	524
Accounts payable, accrued expenses and other liabilities	(1,549)	378
Contract liability	—	(14,000)
Advance on research and development	—	(3,168)
Net cash used in operating activities	(38,794)	(14,382)

Cash flows from investing activities:
Acquisition of property and equipment	(1,597)	(1,832)
Net cash used in investing activities	(1,597)	(1,832)

Cash flows from financing activities:
Proceeds from exercise of common stock warrant	—	5,253
Net proceeds from issuance of common stock	—	79,637
Net cash provided by financing activities	—	84,890
Foreign exchange effect on cash and cash equivalents	(684)	(138)
(Decrease) increase in cash, cash equivalents and restricted cash	(41,075)	68,538
Cash, cash equivalents and restricted cash beginning of period	101,118	29,135
Cash, cash equivalents and restricted cash end of period	$60,043	$97,673

Supplemental information:
Cash paid for interest	1,147	1,064
Non cash investing and financing activities:
Operating leases right-of-use assets obtained in exchange for lease obligations	63	3,763

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

    These consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Liquidity and operations

    Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. At September 30, 2022, the Company had an accumulated deficit of $577.6 million and cash and cash equivalents of $59.6 million, and $0.5 million in restricted cash allocated to a lease deposit.

The Company currently expects that its existing cash and cash equivalents as of the date hereof and anticipated revenue from operations will enable the Company to fund its operations, capital expenditure requirements and debt service for the 12 months following the date of this filing. However, for the Company to meet its long-term operating plan, the Company expects that revenue growth, margin improvements and leveraging operating expenses will be necessary. To enhance its liquidity position, the Company has taken measures to manage its expenses, will continue to monetize the Company’s intellectual property, and will evaluate additional equity or debt financing opportunities. Whether the Company ultimately consummates such an additional equity and/or debt financing will depend on many factors, including market conditions. It cannot be assured that the Company will be successful in raising such additional financing, or in achieving the revenue growth, margin improvements and operating expense leverage.

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

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March 2020, the World Health Organization declared this coronavirus outbreak ("COVID-19") to be a pandemic. The Company has experienced significantly decreased demand for its products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had, and is expected to continue to have a significant negative effect on the Company's revenue. More recently, in the third and fourth quarters of 2021, the Company experienced higher levels of deferred and rescheduled knee and hip procedures as a result of the surge in COVID-19 cases associated with the Delta and Omicron variants. During the first quarter of 2022, United States case counts peaked in January and then decreased during the second and third quarters. The future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

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

Unaudited Interim Financial Information

    The accompanying Interim Consolidated Financial Statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2022, results of operations for and stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and comprehensive (loss) income, and cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

    The Company's financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the nine months ended September 30, 2022 to the application of significant accounting policies and estimates as described in its audited consolidated financial statements for the year ended December 31, 2021.

Concentrations of credit risk and other risks and uncertainties
     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains the majority of its cash with accredited financial institutions which mitigates potential risks related to concentration. The Company had $0.8 million as of September 30, 2022 and $1.2 million as of December 31, 2021 held in foreign bank accounts that are not federally insured.

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

    For the three and nine months ended September 30, 2022, no customer represented greater than 10% of total revenue. For the three months ended September 30, 2021, no customer represented greater than 10% of total revenue. For the nine months ended September 30, 2021, Stryker Corporation (“Stryker”), Wright Medical Technology, Inc. (“Wright Medical”), and Tornier, Inc. (“Tornier,” and collectively with Stryker and Wright Medical, the "Stryker Parties") represented 47% of total revenue. As of September 30, 2022 and December 31, 2021, respectively, there was no customer that represented greater than 10% of the total net receivable balance.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc., ConforMIS Europe GmbH, ConforMIS UK Limited, ConforMIS Hong Kong Limited, Conformis India LLP, and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash, cash equivalents and restricted cash
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased to be cash equivalents. The Company’s cash equivalents consist of demand deposits and money market accounts. Demand deposits and money market accounts are carried at cost which approximates their fair value. The Company has recorded restricted cash of $0.5 million and $0.6 million as of September 30, 2022 and December 31, 2021, respectively. Restricted cash consisted of security provided for lease obligations.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$59,581	$100,556
Restricted cash	462	562
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$60,043	$101,118

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

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three and nine months ended September 30, 2022, the Company recognized provisions of $1.2 million and $3.6 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue. During the three and nine months ended September 30, 2021, the Company recognized provisions of $0.5 million and $1.6 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Long-lived assets
     The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. If changes in circumstances lead the Company to believe that any of its long-lived assets may be impaired, the Company will test the asset group for recoverability, by evaluating whether the estimated undiscounted cash flows, including estimated residual value, generated from the asset group are sufficient to support the carrying value of the assets. During the quarter ended September 30, 2022, the Company had experienced a significant decrease in its stock price and incurred current-period operating losses associated with its asset group, and as such, an assessment for recoverability was performed. Based on the assessment, the Company deemed its asset group to be recoverable, and no impairment charges were recognized for the quarter ended September 30, 2022.

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

Revenue Recognition

Product Revenue Recognition

    Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2022. Payment is typically due between 30 and 60 days from invoice.

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

    The Company records a contract liability when there is an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company has concluded that Stryker meets the definition of a customer for a portion of the obligations under the Stryker Agreements. There was no contract liability balance as of January 1, 2022. As of January 1, 2021, the contract liability balance was $14.0 million, which was related to consideration received from the customer under the Asset Purchase Agreement and Development Agreement. The Company concluded the license rights under the License Agreement were functional and would be recognized at the point in time when 510(k) clearance was received from the U.S. Food and Drug Administration (the "FDA") as required under Milestone 3 in the License Agreement, or upon termination by Stryker and Stryker's election to purchase the license rights. On April 19, 2021, the Company achieved the third of three milestones under the License Agreement when it received 510(k) clearance from the FDA and received $11.0 million from Stryker. In connection with the 510(k) clearance, the Company recognized as royalty and license revenue the $14.0 million that was previously deferred as contract liability, plus the $11.0 million payment received, for a total aggregate of $25.0 million during the quarter ended June 30, 2021. There are no amounts recorded as contract liability as of September 30, 2022. In addition, during the quarter ended June 30, 2021, the Company recorded $2.5 million in other income for the remaining portion of the advance on research and development, that was not used to offset against research and development expenses.

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
    The following table summarizes activity for rebate allowance reserve (in thousands):

	September 30, 2022	December 31, 2021
Beginning Balance	$79	$81
Provision related to current period sales	82	107
Payments or credits issued to customer	(97)	(109)
Ending Balance	$64	$79

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g., when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $0.7 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $3.1 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.1 million for each of the three months ended September 30, 2022 and 2021, and $0.3 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

    The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $27,000 and $29,000 for the three months ended September 30, 2022 and 2021, respectively, and $(39,000) and $44,000 for the nine months ended September 30, 2022 and 2021, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2022 and 2021, a cumulative balance of $45,000 and $54,000 of interest and penalties had been accrued, respectively.

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

The Inflation Reduction Act (IRA) was enacted on August 16, 2022. Based on review of the IRA, the Company does not expect any impact to its tax provision. In particular, the Company does not expect to pay Corporate Alternative Minimum Tax (CAMT) in future years based on its projected losses and not reaching the income thresholds. The IRA introduces a 15% CAMT for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion starting in 2023.

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

    The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Basic and diluted (loss) income per share
Net (loss) income	$(15,202)	$(12,973)	$(46,757)	$13,563
Denominator:
Basic weighted average shares	181,216,213	178,452,296	180,238,044	162,646,412
Diluted weighted average shares	181,216,213	178,452,296	180,238,044	167,369,631
(Loss) income per share attributable to Conformis, Inc. stockholders:
Basic	$(0.08)	$(0.07)	$(0.26)	$0.08
Diluted	$(0.08)	$(0.07)	$(0.26)	$0.08

    The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock warrants	—	4,554,069	—	—
Stock options and restricted stock awards	50,120	3,117,957	526,856	—

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

Note C—Accounts Receivable

    Accounts receivable consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Total receivables	$10,058	$9,336
Allowance for doubtful accounts and returns	(586)	(257)
Accounts receivable, net	$9,472	$9,079

    The beginning accounts receivable balance as of January 1, 2022 and 2021, was $9.1 million and $8.5 million, respectively. All activity within accounts receivables relate to normal operational activity from the period. Accounts receivable included unbilled receivable of $1.5 million and $1.1 million at September 30, 2022 and December 31, 2021, respectively. Write-offs related to accounts receivable were approximately $1,000 and $5,000 for the three months ended September 30, 2022 and 2021, respectively, and $14,000 and $76,000 for the nine months ended September 30, 2022 and 2021.

    Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	September 30, 2022	December 31, 2021
Beginning balance	$(257)	$(290)
Provision for bad debts on trade receivables	(339)	(48)
Other allowances	(4)	3
Accounts receivable write offs	14	78
Ending balance	$(586)	$(257)

Note D—Inventories

    Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw Material	$7,345	$6,109
Work in process	3,115	3,187
Finished goods	7,557	5,908
Total Inventories	$18,017	$15,204

Note E—Property and Equipment

    Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	September 30, 2022	December 31, 2021
Equipment	5-7	$20,480	$20,091
Furniture and fixtures	5-7	765	873
Computer and software	3	10,976	10,540
Leasehold improvements	3-7	2,241	2,243
Reusable instruments	5	7,068	6,272
Molding and Tooling	5	463	379
Total property and equipment		41,993	40,398
Accumulated depreciation		(33,218)	(30,130)
Property and equipment, net		$8,775	$10,268

    Depreciation expense related to property and equipment was $1.0 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $3.1 million and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Note F—Accrued Expenses

    Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued employee compensation	$3,334	$4,701
Accrued legal expense	3,267	2,140
Accrued vendor charges	331	462
Accrued revenue share expense	596	824
Accrued clinical trial expense	469	335
Accrued other	1,037	1,114
	$9,034	$9,576

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

    As of September 30, 2022, the Company had not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

    The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

    The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rent expense	$485	$491	$1,450	$1,372
Variable lease cost (1)	128	110	329	315
	$613	$601	$1,779	$1,687
(1) Variable operating lease expenses consist primarily of common area maintenance and real estate taxes for the three and nine months ended September 30, 2022 and 2021.

    As of September 30, 2022, the remaining weighted-average lease term of the operating leases was 4.1 years and the weighted-average discount rate was 6.0%.

    The future minimum rental payments under these agreements as of September 30, 2022 were as follows (in thousands):

Year	Minimum Lease Payments
2022 remainder of year	516
2023	2,077
2024	2,128
2025	1,873
2026	971
2027	741
Total lease payments	$8,306
Present value adjustment	(954)
Present value of lease liabilities	$7,352

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

    The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $0.4 million during the three months ended September 30, 2022, representing 2.9% of product revenue and $1.7 million during the nine months ended September 30, 2022, representing 3.9% of product revenue and $0.6 million during the three months ended September 30, 2021, representing 4.3% of product revenue and $1.6 million during the nine months ended September 30, 2021, representing 3.6% of product revenue. Revenue share expense is included in research and development.

Other obligations

    In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at September 30, 2022 or December 31, 2021.

Legal proceedings

In the ordinary course of the Company's business, the Company is subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where the Company sells its products.

On August 29, 2019, the Company filed a lawsuit against Medacta USA, Inc. in the United States District Court for the District of Delaware. The Company amended its complaint on December 23, 2019, and again on October 14, 2020, adding Medacta International SA (Medacta USA, Inc.’s parent company) as a defendant (Medacta USA, Inc. and Medacta International SA are referred to, together, as “Medacta”). The Company is seeking damages for Medacta’s infringement of certain of the Company’s patents related to patient-specific instrument and implant systems, alleging that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of the Company’s patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer to the Company's complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by the Company. Medacta’s answer also alleges the affirmative defense that the Company's asserted patents are invalid. On January 21, 2021, Medacta International SA filed a partial motion to dismiss; on February 16, 2021, the Company filed its opposition to the motion; and on March 2, 2021, Medacta International SA filed its reply. On March 4, 2021, the court issued its opinion on claim construction, ruling in the Company’s favor on the construction of all of the disputed terms. On June 3, 2022, the court denied Medacta International SA’s motion to dismiss. On September 8, 2022, the parties notified the court that an agreement in principle to settle the case had been reached. The trial schedule and case deadlines have been canceled, pending the parties’ preparation of and agreement to a definitive settlement agreement.

On October 20, 2021, the Company filed a lawsuit against Medacta Germany GmbH and Medacta International SA (together, “Medacta Europe”) in the Regional Court of Düsseldorf ("German Court"). We are seeking damages for Medacta Europe’s infringement of one of our German patents related to patient-specific instrument and implant systems through Medacta Europe’s sales of multiple lines of PSI, as well as the implant components used in conjunction with them, in Germany. The accused product lines include Medacta Europe’s patient-specific instrument and implant systems for knee, hip, and shoulder replacement procedures. Medacta Europe filed its statement of defense on January 31, 2022. The Company filed its reply to Medacta’s statement of defense on April 28, 2022. As of July 28, 2022, the Company delivered security deposits in the amount of EUR 146,000 to the German Court in order to maintain the action. On September 1, 2022, an oral hearing on infringement and liability was held. On September 9, 2022, the parties notified the court that an agreement in principle to settle the case had been reached, and the issuance of further rulings by the court have been delayed, pending the parties’ preparation of and agreement to a definitive settlement agreement

On March 20, 2020, Osteoplastics LLC ("Osteoplastics"), filed a lawsuit against the Company in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020. Osteoplastics alleges that the Company’s proprietary software, including the Company’s iFit software platform, and the Company’s use of its proprietary software for designing and manufacturing medical devices, including implants, infringes seven patents owned by Osteoplastics. On June 15, 2020, the Company filed a motion to dismiss Osteoplastics’ complaint, and on October 21, 2020, the court denied the motion. On November 2, 2020, the Company filed its answer to the amended complaint, denying that it infringes the patents asserted by Osteoplastics. The Company’s answer also alleges the affirmative defense that Osteoplastics’ asserted patents are invalid. Trial is currently set to begin on July 24, 2023.
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

On May 8, 2020, the Company and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company (together, “Aetna”) in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. The Company amended its complaint on August 13, 2020, alleging that Aetna violated its duties under state and federal law, including the Employee Retirement Income Security Act. On March 31, 2021, the court dismissed the Company’s claims against Aetna, but allowed the individual plaintiff’s claims to survive. The individual plaintiff settled his claims against Aetna in October 2021 and the Company subsequently filed a notice of appeal. The Company filed its appeal brief on April 15, 2022. Aetna filed its response to our appeal brief on June 15, 2022. The court is scheduled to hear oral arguments from the parties on the appeal briefs on November 8, 2022.

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

Note I—Debt and Notes Payable

    Long-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
MidCap, Term Loan	21,000	21,000
Less unamortized debt issuance costs	(520)	(645)
Long-term debt, less debt issuance costs	$20,480	$20,355

    Principal payments due as of September 30, 2022 consisted of the following (in thousands):

Principal Payment
2022 (remainder of the year)	—
2023	—
2024	1,750
2025	10,500
2026	8,750
Total	$21,000

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

The obligation of the Company with respect to the New Credit Agreement are secured by a security interest over substantially all of the personal property assets of the Company, including accounts receivable, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in its subsidiaries.The New Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the New Credit Agreement contains a minimum liquidity covenant requiring the Company to maintain unrestricted cash and cash equivalents in excess of $4.0 million. The New Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Term Facility may be accelerated. As of September 30, 2022, the Company was not in breach of covenants under the New Credit Agreement.

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

On October 26, 2022, the Company held a Special Meeting of Stockholders and the Company’s stockholders approved an additional proposed amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split of all of the Company’s outstanding shares of common stock by one of three fixed ratios, 1-for-15, 1-for-20 and 1-for-25, and to correspondingly adjust the number of authorized shares of the Company’s common stock by the approved ratio, 1-for-9, 1-for-12 and 1-for-15, respectively (the “Updated Reverse Stock Split Proposal”), as disclosed in the Company’s proxy statement for the October 26, 2022 Special Meeting of Stockholders. The Updated Reverse Stock Split Proposal amendment was proposed to address the Company’s current non-compliance with Nasdaq’s $1.00 per share minimum bid price requirement.

The Company’s Board of Directors has determined to proceed with implementing the 1-for-25 reverse stock split that was approved by shareholder on October 26, 2022. The Company is currently working with its transfer agent, Nasdaq and other applicable parties to implement the reverse stock split in November of 2022. The Company will continue to provide updates via press release and Form 8-K as this matter is finalized.

Preferred stock

    The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at September 30, 2022 and December 31, 2021.

Demand registration rights

    In conjunction with a private placement, on June 25, 2019, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with Innovatus, Innovatus Life Science Offshore Fund I, LP and Innovatus Life Sciences Offshore Fund I-A, LP (collectively, the "Innovatus Investors") pursuant to which the Company agreed to register for resale the shares held by the Innovatus Investors (the “Shares”) under certain circumstances. Under the Registration Rights Agreement, in the event that the Company receives a written request from the Innovatus Investors that the Company file with the SEC a registration statement covering the resale of all of the Shares, the Company shall promptly but no later than 120 days after the date of such request prepare and file with the SEC such registration statement. The Innovatus Investors have agreed to use best efforts not to make such a request, including by effecting any planned sales of Shares under Rule 144 under the Securities Act. The Company has agreed to use commercially reasonable efforts to cause such registration statement to become effective and to keep such registration statement effective until the date the Shares covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction. The Company has agreed to be responsible for all fees and expenses incurred in connection with the registration of the Shares. The Company has granted the Innovatus Investors customary indemnification rights in connection with the registration statement. The Innovatus Investors have also granted the Company customary indemnification rights in connection with the registration statement.

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

On March 23, 2020, the Company filed a new shelf registration statement on Form S-3 (the "New Shelf Registration Statement"), which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, the Company is permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of the Company’s common stock to or through Cowen, acting as agent and/or principal, from time to time, in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on the NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and we also provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. The Company is not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of September 30, 2022, the Company had not sold any shares under the Sales Agreement.

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

    In connection with the September 23, 2020 registered direct offering, the Company issued 9,492,953 pre-funded common stock warrants with an exercise price of $0.0001 per share and an additional 18,005,041 common stock warrants with an exercise price of $0.8748 per share. All of these warrants are exercisable for one share of common stock and were exercisable immediately. As of September 30, 2022, approximately 6.0 million of the common stock warrants have been exercised. The pre-funded warrants were exercisable indefinitely, while the additional warrants are exercisable for 5 years from the date of issuance. All pre-funded warrants were exercised. Based on the Company’s assessment of the warrants granted relative to ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants are classified as equity instruments. The fair value of the common stock warrants of approximately $10.2 million at the date of issuance was estimated using the Black-Scholes model which used the following inputs: term of 5 years, risk free rate of 0.28%, 0% dividend yield, volatility of 90.15%, an exercise price of $0.875 and share price of $0.833 per share based on the trading price of the Company’s common stock.

    Warrants to purchase 12,020,926 shares of common stock were outstanding as of September 30, 2022 and December 31, 2021. Outstanding common stock warrants are currently exercisable with varying exercise expiration dates from 2024 through 2025. At September 30, 2022 and December 31, 2021, the weighted average warrant exercise price per share for common stock and the weighted average contractual life was as follows:

	Number of Common Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable	Weighted Average Price Per Share

Outstanding December 31, 2021	12,020,926	$0.89	3.73	12,020,926	$0.89
Granted	—	$—	—	—	$—
Exercised	—	—	—	—	—
Cancelled/expired	—	—	—	—	—
Outstanding September 30, 2022	12,020,926	$0.89	2.98	12,020,926	$0.89

Stock option plans

     The 2015 Stock Incentive Plan ("2015 Plan") provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of the Company's common stock, (b) 3% of the number of share of its common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Company's board of directors. Effective January 1, 2022, an additional 3,000,000 shares of the Company's common stock were added to the 2015 Plan under the terms of this provision, and at the 2021 Annual Meeting of Stockholders on May 24, 2021, the Company' Stockholders approved a First Amendment to the 2015 Plan to increase by 6,000,000, the maximum number of shares of common stock available for issuance under the 2015 Plan ("Plan Amendment"). As of September 30, 2022, 4,519,794 shares of common stock were available for future issuance under the 2015 Plan.

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

    As of September 30, 2022, there were 2,008,992 shares of common stock available for future issuance under the 2019 Sales Team Plan.

    Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2021	1,677,980	$4.82	$—
Granted	3,252,121	0.47	—
Expired	(354,537)	3.97	—
Cancelled/Forfeited	(86,969)	1.04	—
Outstanding September 30, 2022	4,488,595	$1.81	$—
Total vested and exercisable	1,067,203	$6.05	$—

    The total fair value of stock options that vested during each of the three and nine months ended September 30, 2022 was $0.0 million. The weighted average remaining contractual term for the total stock options outstanding was 8.34 years as of September 30, 2022. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.43 years as of September 30, 2022.

    Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2021	7,133,795	$1.06
Granted	3,083,403	0.43
Vested	(2,260,191)	0.96
Forfeited	(1,340,370)	0.92
Unvested September 30, 2022	6,616,637	$0.82

    The total fair value of restricted common stock awards that vested during the three and nine months ended September 30, 2022 was $0.0 million and $2.2 million, respectively.

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

    The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	—%	—%	2.61%	—%
Expected term (in years)	0.00	0.00	6.72	0.00
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	—%	89.21%	—%

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
    Stock-based compensation expense was $0.8 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $2.4 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

    The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$18	$26	$(1)	$49
Sales and marketing	125	181	460	516
Research and development	107	127	377	436
General and administrative	546	692	1,543	1,776
	$796	$1,026	$2,379	$2,777

    As of September 30, 2022, the Company had $1.1 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 4.47 years. As of September 30, 2022, the Company had $5.7 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 2.28 years.

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

    Geographic information consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue
United States	$12,037	$12,405	$38,166	$37,434
Germany	661	1,226	2,545	4,242
Rest of world	944	499	2,957	1,364
	$13,642	$14,130	$43,668	$43,040

	September 30, 2022	December 31, 2021
Property and equipment, net
United States	$8,667	$10,131
Germany	38	43
Rest of World	70	94
	$8,775	$10,268

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
•our expectations to implement a 1-for-25 reverse stock split in November 2022; and
•our ability to continue as a going concern.
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

On January 6, 2022, we announced the launch of our new Image-to-Implant® Platinum Services℠ Program, a premium service offering for the U.S. market. New to orthopedics, this program addresses the rapidly evolving demands of the healthcare marketplace where generic products are being commoditized and patients are increasingly willing to pay a premium for personalized treatment options. As of September 1, 2022, U.S. medical facility customers are only able to purchase our fully personalized iTotal Identity knee system through participation in our Image-to-Implant Platinum Services℠ Program.

Both Medicare and most commercial payors permit patients to pay out-of-pocket for non-covered, deluxe services. Through the Image-to-Implant® Platinum Services℠ Program, Conformis is bringing this approach to orthopedics by enabling participating medical facilities to establish and offer patients an out-of-pocket upgrade to obtain the Company’s fully personalized iTotal Identity™ knee system. Combined with its new Made-to-Measure Identity Imprint™ knee system, Conformis now addresses multiple market segments within knee arthroplasty:

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

As of December 31, 2021, we had sold a total of more than 137,000 knee implants, including more than 111,000 total knee implants and 26,000 partial knee implants. In multiple clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant, demonstrated superior clinical outcomes, including with respect to function, kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or off-the-shelf, implants that it was tested against. On August 16, 2021, the first procedure was performed using the Imprint knee replacement system. Imprint, available in both cruciate retaining ("CR") and posterior stabilized ("PS") implants, utilizes a proprietary algorithm to select the appropriate implant size from 12 standard sizes that most closely meet the geometric and anatomic requirements of the patient’s knee based on the individual’s CT scan. As with Conformis’ personalized iTotal knee product line, Imprint uses Conformis’ sterile Surgery-in-a-Box delivery system, which we believe provides ASCs and hospitals with greater procedural efficiency and improved sterilization cost savings over comparable systems. With the growing interest in our Imprint system from ASC customers, we have prioritized applying our porous-coated technology to our Imprint system. We anticipate a limited commercial launch in the first half of 2023.

On November 11, 2019, we entered full commercial launch of the Conformis hip system. In September 2020, we announced the Cordera hip system, and in December 2020, we commenced the U.S. commercial launch of the Cordera Match hip system, one of multiple planned product extensions featuring the Cordera hip system. We are planning for a limited commercial launch of our Actera hip system, a second hip stem within our hip portfolio, in the fourth quarter of 2022. This will be a shorter stem conducive to the popular direct anterior approach and be offered in the most common standard sizes.

All of our currently marketed knee and hip replacement products and related design software have been cleared by the FDA under the premarket notification process of Section 510(k) of the federal Food, Drug, and Cosmetic Act (the "FDCA"). We have received CE Certificates of Conformity allowing us to affix the CE Mark.

We market our products and services to orthopedic surgeons, hospitals, and other medical facilities, and patients. We use direct sales representatives, independent sales representatives and distributors to market and sell our products in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Spain, Portugal, the Netherlands, Belgium, the Dutch Antilles, Brazil, Suriname, Australia, the United Arab Emirates, the Sultanate of Oman, Italy, Poland and other markets.

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

More recently, in the third and fourth quarters of 2021, we experienced higher levels of deferred and rescheduled knee and hip procedures as a result of the surge in COVID-19 cases associated with the Delta and Omicron variants. During the first quarter of 2022, United States case counts peaked in January and then decreased during the second and third quarters. The future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

Components of our results of operations

The following is a description of factors that may influence our results of operations, including significant trends and challenges that we believe are important to an understanding of our business and results of operations.

Revenue

Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Spain, Portugal, the Netherlands, Belgium, the Dutch Antilles, Brazil, Suriname, Australia, the United Arab Emirates, the Sultanate of Oman, Italy, Poland and other markets. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into pricing agreements. The process of negotiating a pricing agreement can be lengthy and time-consuming, requiring extensive management time and may not be successful.

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

Royalty and licensing revenue for the nine months ended September 30, 2022 includes revenue of $0.5 million generated from our license agreement (the "License Agreement") with Paragon 28. Royalty and licensing revenue for the nine months ended September 30, 2021 includes revenue of $15.0 million generated from our settlement with Stryker Corporation (“Stryker”), Wright Medical Technology, Inc. (“Wright Medical”), and Tornier, Inc. (“Tornier” and, collectively with Stryker and Wright Medical, the "Stryker Parties"), $25.0 million recognized under the Development and License Agreements with Stryker, and $1.0 million generated from the License Agreement with Paragon 28. Ongoing royalty revenue is generated from our license agreement (the "MicroPort License Agreement") with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. The MicroPort License Agreement will expire upon the expiration of the last to expire of our patents and patent applications licensed to MicroPort, which currently is expected to occur in 2031.

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

Consolidated results of operations

Comparison of the three months ended September 30, 2022 and 2021

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2022		2021		2022 vs 2021
Three Months Ended September 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$13,642	99%	$14,130	99%	$(488)	(3)%
Royalty and licensing	142	1	123	1	19	15
Total revenue	13,784	100	14,253	100	(469)	(3)
Cost of revenue	8,927	65	8,231	58	696	8
Gross profit	4,857	35	6,022	42	(1,165)	(19)

Operating expenses:
Sales and marketing	$5,562	40%	$6,434	45%	$(872)	(14)%
Research and development	3,676	27	3,548	25	128	4
General and administrative	7,608	55	7,407	52	201	3
Total operating expenses	16,846	122	17,389	122	(543)	(3)
Loss from operations	(11,989)	(87)	(11,367)	(80)	(622)	(5)
Total other (expenses) income, net	(3,186)	(23)	(1,577)	(11)	(1,609)	(102)
Loss before income taxes	(15,175)	(110)	(12,944)	(91)	(2,231)	(17)
Income tax provision	27	—	29	—	(2)	(7)
Net loss	$(15,202)	(110)%	$(12,973)	(91)%	$(2,229)	(17)%

Product revenue.    Product revenue was $13.6 million for the three months ended September 30, 2022 compared to $14.1 million for the three months ended September 30, 2021, a decrease of $0.5 million or 3%. The decrease in product revenue was primarily due to declines in orders from U.S. hospitals and the impact of foreign currency exchange rates offset by increases in orders from ambulatory surgery centers.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2022		2021		2022 vs 2021
Three Months Ended September 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$12,037	88%	$12,405	88%	$(368)	(3)%
Germany	661	5	1,226	9	(565)	(46)
Rest of world	944	7	499	3	445	89
Product revenue	$13,642	100%	$14,130	100%	$(488)	(3)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 88% for each of the three months ended September 30, 2022 and 2021.

The United States product revenue decreased $0.4 million to $12.0 million or 3% year over year. The decrease in product revenue was primarily due to declines in orders from U.S. hospitals offset by increases in orders from ambulatory surgery centers. Following the September 1, 2022t transition to the new business model, we have seen a reduction in our orders as existing customers migrate to the new product and service offering. While we believe the majority of the impact is temporary and did not materially impact revenue in the third quarter of 2022, the lower orders we are currently experiencing will impact U.S. revenue in the fourth quarter of 2022 and may impact future quarters into 2023. Germany product revenue decreased $0.6 million to $0.7 million, or 46% year over year on a reported basis and 38% on a constant currency basis. We believe the decline was primarily due to reimbursement denials from Medizinischer Dienst der Krankenversicherung ("MDK"), foreign currency exchange rates, and the shift in certain distributors that were previously managed by Germany. Starting in 2022, these distributors are reported in

Rest of World revenue. Rest of World product revenue increased $0.4 million to $0.9 million, or 89% year-over-year on a reported basis and 109% on a constant currency basis. The increase is primarily due to the shift in distributors that were previously managed by Germany now being managed by other countries, an increase in elective surgeries in the UK which were lower in the prior period as a result of the COVID-19 pandemic, and growth in Australia.

Royalty and licensing revenue. Royalty and licensing revenue was $0.1 million for each of the three months ended September 30, 2022 and 2021.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $8.9 million for the three months ended September 30, 2022 compared to $8.2 million for the three months ended September 30, 2021, an increase of $0.7 million, or 8%. Gross profit was $4.9 million for the three months ended September 30, 2022 compared to $6.0 million for the three months ended September 30, 2021, a decrease of $1.2 million or 19%. Gross margin decreased 710 basis points to 35% for the three months ended September 30, 2022 from 42% for the three months ended September 30, 2021. The decrease in gross margin was driven primarily by increased material and labor costs, higher cancelled case inventory expense, and a reduction in product selling price.

Sales and marketing.    Sales and marketing expense was $5.6 million for the three months ended September 30, 2022 compared to $6.4 million for the three months ended September 30, 2021, a decrease of $0.9 million or 14%. The decrease was due primarily to lower marketing and tradeshow expenses of $0.6 million, travel and entertainment of $0.1 million, commission expense of $0.1 million, and other expense of $0.1 million. Sales and marketing expense decreased as a percentage of total revenue to 40% for the three months ended September 30, 2022 compared to 45% for the three months ended September 30, 2021.

Research and development.    Research and development expense was $3.7 million for the three months ended September 30, 2022 compared to $3.5 million for the three months ended September 30, 2021, an increase of $0.1 million, or 4%. The increase was due primarily to an increase in professional and outside services of $0.2 million, project prototype and supply costs of $0.1 million, partially offset by lower revenue share expense of $0.2 million. Research and development expense increased as a percentage of total revenue to 27% for the three months ended September 30, 2022 compared to 25% for the three months ended September 30, 2021.

General and administrative.    General and administrative expense was $7.6 million for the three months ended September 30, 2022 compared to $7.4 million for the three months ended September 30, 2021, an increase of $0.2 million, or 3%. The increase was primarily due to higher personnel costs of $0.6 million, shipping costs of $0.2 million and other costs of $0.2 million, partially offset by lower legal fees of $0.6 million and insurance costs of $0.2 million. General and administrative expense increased as a percentage of total revenue to 55% for the three months ended September 30, 2022 from 52% for the three months ended September 30, 2021.

Total other (expenses) income, net.    Other (expenses) income, net was $3.2 million of other expenses for the three months ended September 30, 2022 compared to $1.6 million of other expenses for the three months ended September 30, 2021, a change of $1.6 million, or 102%. The change was primarily due to an increase in foreign currency exchange transaction loss of $1.7 million, partially offset by lower interest expense of $0.1 million.

Income taxes.    Income tax provision was $27,000 and $29,000 for the three months ended September 30, 2022 and 2021, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the nine months ended September 30, 2022 and 2021

    The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2022		2021		2022 vs 2021
Nine Months Ended September 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$43,668	98%	$43,040	51%	$628	1%
Royalty and licensing	962	2	41,396	49	(40,434)	(98)%
Total revenue	44,630	100	84,436	100	(39,806)	(47)%
Cost of revenue	28,572	64	24,703	29	3,869	16%
Gross profit	16,058	36	59,733	71	(43,675)	(73)%

Operating expenses:
Sales and marketing	$18,789	42%	$17,851	21%	$938	5%
Research and development	12,113	27	10,738	13	1,375	13%
General and administrative	24,634	55	20,762	25	3,872	19%
Total operating expenses	55,536	124	49,351	58	6,185	13%
(Loss) income from operations	(39,478)	(88)	10,382	12	(49,860)	(480)
Total other (expenses) income, net	(7,318)	(16)	3,225	4	(10,543)	(327)%
(Loss) income before income taxes	(46,796)	(105)	13,607	16	(60,403)	(444)
Income tax provision	(39)	—	44	—	(83)	(189)
Net (loss) income	$(46,757)	(105)%	$13,563	16%	$(60,320)	(445)%

Product revenue.    Product revenue was $43.7 million for the nine months ended September 30, 2022, compared to $43.0 million for the nine months ended September 30, 2021, an increase of $0.6 million or 1%. We believe the increase is primarily due to an increase in elective surgeries, which were lower in the prior period as a result of the COVID-19 pandemic.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2022		2021		2022 vs 2021
Nine Months Ended September 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$38,166	87%	$37,434	87%	$732	2%
Germany	2,545	6	4,242	10	(1,697)	(40)
Rest of world	2,957	7	1,364	3	1,593	117
Product revenue	$43,668	100%	$43,040	100%	$628	1%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 87% for each of the nine months ended September 30, 2022 and 2021.

The United States product revenue increased $0.7 million to $38.2 million or 2% year over year. We believe the increase in revenue inside the United States was primarily due to an increase in elective surgeries, which were lower in the prior period as a result of the COVID-19 pandemic. Germany product revenue decreased $1.7 million to $2.5 million, or 40% year over year on a reported basis and 34% on a constant currency basis. We believe the decline was primarily due to reimbursement denials from "MDK", and the shift in certain distributors that were previously managed by Germany. Starting in 2022, these distributors are reported in Rest of World revenue. Rest of World product revenue increased $1.6 million to $3.0 million, or 117% year-over-year on a reported basis and 131.7% on a constant currency basis, primarily due to the shift in distributors that were previously managed by Germany now being managed by other countries, an increase in elective surgeries in the UK which were lower in the prior period as a result of the COVID-19 pandemic, and growth in Australia.

    Royalty and licensing revenue. Royalty and licensing revenue was $1.0 million for the nine months ended September 30, 2022 compared to $41.4 million for the nine months ended September 30, 2021, a decrease of $40.4 million, or 98%. The decrease in royalty and licensing revenue was driven by revenue recognized in the prior year which included $25.0 million in revenue recognized in connection with 510(k) clearance from the FDA for the achievement of the third of three milestones under the License Agreement with Stryker, $15.0 million in revenue recognized under the Settlement and License Agreement with the Stryker Parties, and $1.0 million in revenue recognized under the License Agreement with Paragon 28.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $28.6 million for the nine months ended September 30, 2022 compared to $24.7 million for the nine months ended September 30, 2021, an increase of $3.9 million, or 16%. Gross profit was $16.1 million for the nine months ended September 30, 2022 compared to $59.7 million for the nine months ended September 30, 2021, a decrease of $43.7 million or 73%. Gross margin decreased 3,500 basis points to 36% for the nine months ended September 30, 2022 from 71% for the nine months ended September 30, 2021. The decrease in gross margin was driven primarily by licensing revenue recognized in the prior year under the Development and License Agreements with Stryker and the Settlement and License Agreement with the Stryker Parties.

    Sales and marketing.    Sales and marketing expense was $18.8 million for the nine months ended September 30, 2022 compared to $17.9 million for the nine months ended September 30, 2021, an increase of $0.9 million, or 5%. The increase was due primarily to higher commission expense of $0.1 million, marketing and tradeshow expense of $0.3 million, personnel related cost of $0.4 million, and travel and entertainment of $0.1 million. Sales and marketing expense increased as a percentage of total revenue to 42% for the nine months ended September 30, 2022 compared to 21% for the nine months ended September 30, 2021.

    Research and development.    Research and development expense was $12.1 million for the nine months ended September 30, 2022 compared to $10.7 million for the nine months ended September 30, 2021, an increase of $1.4 million, or 13%. The increase was due primarily to an increase in professional and outside services of $0.9 million, revenue share expense of $0.1 million, and a reduction of $0.7 million of cost allocated to the advance on research and development, partially offset by lower personnel related costs of $0.3 million. Research and development expense increased as a percentage of total revenue to 27% for the nine months ended September 30, 2022 from 13% for the nine months ended September 30, 2021.

    General and administrative.    General and administrative expense was $24.6 million for the nine months ended September 30, 2022 compared to $20.8 million for the nine months ended September 30, 2021, an increase of $3.9 million, or 19%. The increase was primarily due to higher legal fees of $0.8 million, freight costs of $1.6 million, professional services of $0.6 million, personnel related costs of $0.2 million, travel and entertainment expense of $0.1 million, information technology expenses of $0.3 million, bad debt expense of $0.3 million, and an increase in other costs of $0.2 million, partially offset by a decrease in insurance costs of $0.3 million. General and administrative expense increased as a percentage of total revenue to 55% for the nine months ended September 30, 2022 from 25% for the nine months ended September 30, 2021.

     Total other (expenses) income, net.    Other (expenses) income, net was $7.3 million of other expenses for the nine months ended September 30, 2022 compared to $3.2 million of other income for the nine months ended September 30, 2021, a change of $10.5 million, or 327%. The change was primarily due to an increase of $3.6 million in foreign currency exchange transaction loss, and the prior year recognition of a gain on forgiveness of PPP loan of $4.8 million, and $2.5 million for the unused portion of the advance on research and development under the Development Agreement with Stryker, partially offset by lower interest expense of $0.4 million.

    Income taxes.    Income tax provision was approximately $(39,000) for the nine months ended September 30, 2022 and $44,000 for the nine months ended September 30, 2021. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Sources of liquidity and funding requirements

From our inception in June 2004 through the nine months ended September 30, 2022, we have financed our operations primarily through private placements of preferred stock, our initial public offering in 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. We have not yet attained profitability and continue to incur operating losses and negative operating cash flows. As of September 30, 2022, we had an accumulated deficit of $577.6 million.

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

On March 23, 2020, we filed a new shelf registration statement on Form S-3 or the New Shelf Registration Statement, which was declared effective by the SEC on August 5, 2020. Under the New Shelf Registration Statement, we will be permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. The New Shelf Registration Statement is intended to provide us flexibility to conduct sales of its registered securities, subject to market conditions and our future capital needs. On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into an at-the-market issuance sales agreement (the "Sales Agreement"), with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of the our common stock to or through Cowen, acting as agent and/or principal, from time to time in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and also have provided Cowen with customary indemnification rights. The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to the New Shelf Registration Statement. We are not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of September 30, 2022, we had not sold any shares under the Sales Agreement.

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

On September 23, 2020, we and a healthcare-focused institutional investor entered into a subscription agreement the "Subscription Agreement," pursuant to which we sold (i) 8,512,088 shares of its common stock and accompanying warrants to purchase up to 8,512,088 shares of common stock and (ii) pre-funded warrants to purchase up to 9,492,953 shares of common stock and accompanying warrants to purchase up to 9,492,953 shares of common stock in a registered direct offering for gross proceeds of approximately $17.3 million. The common stock (or one pre-funded warrant in lieu thereof) and accompanying warrants were sold as units, each consisting of one share (or one pre-funded warrant to purchase one share of common stock in lieu thereof) and one warrant to purchase one share of common stock, at an offering price of $0.9581 per unit. The net proceeds to us from the offering, after deducting the placement agent's fees and other estimated offering expenses payable by us, was approximately $15.9 million.

The pre-funded warrants became exercisable immediately upon issuance, have an exercise price of $0.0001 per share and were exercisable until all of the pre-funded warrants were exercised in full. As of March 31, 2021, all pre-funded warrants were exercised. The warrants became exercisable immediately upon issuance, have an exercise price of $0.8748 per share, and will expire five years from the date of issuance. As of September 30, 2022, approximately 6.0 million of these warrants have been exercised. The pre-funded warrants and the warrants each prohibit the holder from exercising any portion thereof to the extent that the holder would own more than 9.99% of the number of shares of common stock outstanding immediately after exercise. The number of shares issuable upon exercise of the warrants and pre-funded warrants and the exercise price of the warrants and pre-funded warrants is adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

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

The New Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the New Credit Agreement contains a minimum liquidity covenant requiring the us to maintain unrestricted cash and cash equivalents in excess of $4.0 million. The New Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Term Facility may be accelerated. As of September 30, 2022, we were not in breach of covenants under the New Credit Agreement. For further information regarding the 2019 Secured Loan Agreement and the Amendments, and the New Credit

Agreement see “Note I—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, available sales of shares under the Sales Agreement, additional equity or debt financing, and revenues that we may generate in connection with licensing our intellectual property. Additionally, in order for us to meet our long-term operating plan, revenue growth, gross margin improvements and leveraging operating expenses will be necessary to reduce cash used in operations. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

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

At September 30, 2022, we had cash and cash equivalents of $59.6 million and $0.5 million in restricted cash allocated to lease deposits. Based on our current operating plan, we expect to fund our operations, capital expenditure requirements and debt service with existing cash and cash equivalents as of September 30, 2022, anticipated revenue from operations, revenue that may be generated in connection with licensing intellectual property, available sales of shares under the Sales Agreement, funds from potential exercises of our common stock warrants, and additional equity or debt financing. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenues, and the fact that we could use our capital resources sooner than we expect.

The COVID-19 pandemic has negatively impacted and will continue to impact our business, operations and financial condition. As part of our response to COVID-19, we took certain measures in preserving liquidity.  In addition to the furlough implemented in March through April 2020, we have eliminated, reduced, or are deferring significant non-essential expense including sales, marketing, quality, clinical, regulatory and all general and administrative expense. In addition, we are working with suppliers to help match future revenue and expense.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(38,794)	$(14,382)	$(24,412)	(170)%
Investing activities	(1,597)	(1,832)	235	13
Financing activities	—	84,890	(84,890)	(100)
Effect of exchange rate on cash	(684)	(138)	(546)	(396)
Total	$(41,075)	$68,538	$(109,613)	(160)%

Net cash used in operating activities.    Net cash used in operating activities was $38.8 million for the nine months ended September 30, 2022 compared to $14.4 million used in operating activities for the nine months ended September 30, 2021, an increase in use of $24.4 million. The $24.4 million increase in net cash used in operating activities was primarily affected by an increase in net loss of $60.3 million, an increase in accounts receivable of $0.2 million, an increase in prepaid expense and other assets of $0.4 million, an increase in advance on research and development under the Stryker Agreements of $3.2 million, an increase in contract liability of $14.0 million, an increase in inventory of $0.9 million, a decrease in royalty and licensing receivable of $14.5 million, and a decrease in accounts payable, accrued expenses and other liabilities of $1.9 million. Non-cash reconciling items include an increase in unrealized foreign exchange gain/loss of $3.4 million and an increase on gain on forgiveness of PPP loan of $4.8 million.

Net cash used in investing activities.    Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2022, and for the nine months ended September 30, 2021 net cash used in investing activities was $1.8 million, a decrease of $0.2 million. The decrease is due to a decrease in costs related to the acquisition of property, plant, and equipment.

Net cash provided by financing activities.    Net cash provided by financing activities was $0.0 million for the nine months ended September 30, 2022, and for the nine months ended September 30, 2021 was $84.9 million, a decrease of $84.9 million. Net cash provided by financing activities in the prior year included $79.6 million of net proceeds from the issuance of common stock under the New Shelf Registration Statement and $5.3 million of proceeds from the exercise of common stock warrants.

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

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 0.1% to 0.6%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board revenue share agreements of $0.4 million during the three months ended September 30, 2022, representing 2.9% of product revenue, and $0.6 million during the three months ended September 30, 2021, representing 4.3% of product revenue. Revenue share expense is included in research and development. For further information, see “Note H—Commitments and Contingencies” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Segment information

We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through September 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where we sell our products.

On August 29, 2019, we filed a lawsuit against Medacta USA, Inc. in the United States District Court for the District of Delaware. We amended our complaint on December 23, 2019, and again on October 14, 2020, adding Medacta International (Medacta USA, Inc.’s parent company) as a defendant (Medacta USA, Inc. and Medacta International SA are referred to, together, as “Medacta”). We are seeking damages for Medacta’s infringement of certain of our patents related to patient-specific instrument and implant systems, alleging that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of our patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer to our original complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by us. Medacta’s answer also alleges the affirmative defense that our asserted patents are invalid. On January 21, 2021, Medacta International SA filed a partial motion to dismiss; on February 16, 2021, we filed our opposition to the motion; and on March 2, 2021, Medacta International SA filed its reply. On March 4, 2021, the court issued its opinion on claim construction, ruling in our favor on the construction of all of the disputed terms. On June 3, 2022, the court denied Medacta International SA’s motion to dismiss. On September 8, 2022, the parties notified the court that an agreement in principal to settle the case had been reached. The trial schedule and case deadlines have been canceled, pending the parties’ preparation of and agreement to a definitive settlement agreement.

On October 20, 2021, we filed a lawsuit against Medacta Germany GmbH and Medacta International SA (together, “Medacta Europe”) in the Regional Court of Düsseldorf ("German Court"). We are seeking damages for Medacta Europe’s infringement of one of our German patents related to patient-specific instrument and implant systems through Medacta Europe’s sales of multiple lines of PSI, as well as the implant components used in conjunction with them, in Germany. The accused product lines include Medacta Europe’s patient-specific instrument and implant systems for knee, hip, and shoulder replacement procedures. Medacta Europe filed its statement of defense on January 31, 2022. On April 28, 2022, we filed our reply to Medacta’s statement of defense. On September 1, 2022, an oral hearing on infringement and liability was held. On September 9, 2022, the parties notified the court that an agreement in principal to settle the case had been reached, and the issuance of further rulings by the court have been delayed, pending the parties’ preparation of and agreement to a definitive settlement agreement.

On March 20, 2020, Osteoplastics LLC ("Osteoplastics") filed a lawsuit against us in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020. Osteoplastics is seeking damages relating to allegations that our proprietary software, including our iFit software platform, and our use of our proprietary software for designing and manufacturing medical devices, including implants, infringes seven patents owned by Osteoplastics. On June 15, 2020, we filed a motion to dismiss Osteoplastics’ complaint, and on October 21, 2020, the court denied the motion. On November 2, 2020, we filed our answer to the amended complaint, denying that we infringe the patents asserted by Osteoplastics. Our answer also alleges the affirmative defense that Osteoplastics’ asserted patents are invalid. Trial is currently set to begin on July 24, 2023.

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

On May 8, 2020, we and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company (together, “Aetna”) in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. We amended our complaint on August 13, 2020, alleging that Aetna violated its duties under state and federal law, including the Employee Retirement Income Security Act. On March 31, 2021, the court dismissed our claims against Aetna, but allowed the individual plaintiff’s claims to survive. The individual plaintiff settled his claims against Aetna in October 2021 and we subsequently filed a notice of appeal. We filed our appeal brief on April 15, 2022. Aetna filed its response to our appeal brief on June 15, 2022. The court is scheduled to hear oral arguments from the parties on the appeal briefs on November 8, 2022.

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

On October 26, 2022, we held a Special Meeting of Stockholders and our stockholders approved an additional proposed amendment to our Restated Certificate of Incorporation to effect a reverse stock split of all of our outstanding shares of common stock by one of three fixed ratios, 1-for-15, 1-for-20 and 1-for-25, and to correspondingly adjust the number of authorized shares of our common stock by the approved ratio, 1-for-9, 1-for-12 and 1-for-15, respectively (the “Updated Reverse Stock Split Proposal”), as disclosed in our proxy statement for the October 26, 2022 Special Meeting of Stockholders. The Updated Reverse Stock Split Proposal amendment was proposed to address our current non-compliance with Nasdaq’s $1.00 per share minimum bid price requirement.

Our Board of Directors has determined to proceed with implementing the 1-for-25 reverse stock split that was approved by shareholder on October 26, 2022. We are currently working with our transfer agent, Nasdaq and other applicable parties to implement the reverse stock split in November of 2022. We will continue to provide updates via press release and Form 8-K as this matter is finalized.

It is our intent and expectation that our common stock will trade higher than Nasdaq’s $1.00 per share minimum bid requirement following implementation of the 1-for-25 reverse stock split. However, there can be no assurance that our bid price will remain above this level and allow us to regain compliance. Any potential delisting of our common stock from the Nasdaq Capital Market would make it more difficult for stockholders to sell our stock in the public market and would likely result in decreased liquidity, limited availability of market quotations for shares of our common stock, limited availability of news and analyst coverage regarding our Company, a decreased ability to issue additional securities and increased volatility in the price of our common stock.

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

 Date: 11/2/2022

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer (On behalf of the Registrant)

 Date: 11/2/2022

CONFORMIS, INC.

By:	/s/ Robert Howe
Robert Howe Chief Financial Officer (Principal Financial Officer)