Form 10-K
period 2022-12-31
Conformis Inc
filed 2023-03-01
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Capital Market as of such date) was $63,300,326. As of February 28, 2023 there were 7,495,698 shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding. The number of shares outstanding takes in account the 1-for-25 reverse stock split that was consummated on November 9, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Conformis, Inc.

PART I

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, projected reimbursement changes, our ability to raise additional funds, plans and objectives of management, effects of pandemics or other widespread health problems such as the ongoing COVID-19 pandemic on our business and expected market growth are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1-for-25 reverse stock split of our common stock that was approved by stockholders on October 26, 2022, and was consummated on November 9, 2022.
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
These forward-looking statements include, among other things, statements about:
•our estimates regarding the potential market opportunity and timing of estimated commercialization for our current and future products, including our iUni, iDuo, iTotal CR, iTotal PS, iTotal Identity, Identity Imprint, Cordera hip system, Actera Hip System and the planned launch of our new product extensions, including the cementless option of the Identity Imprint knee platform and our Platinum Services℠ Program;
•our expectations regarding the transition of our U.S. knee implant business to Identity Imprint™ and our new Image-to-Implant® Platinum Services℠ Program offering, and related operational and regulatory risks we may be exposed to as a result of such transition;
•whether our capital resources will be adequate to meet the needs of our business and our ability to raise any additional capital;
•our ability to continue as a going concern;
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
•our ability to successfully develop and commercialize planned products and services;
•the future availability of raw materials used to manufacture, and finished components for, our products from third-party suppliers, including single source suppliers;
•product liability claims;
•litigation claims against Aetna;
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
•potential challenges relating to changes in and compliance with governmental laws and regulations affecting our United States ("U.S.") and international businesses, including regulations of the U.S. Food and Drug Administration (the"FDA") and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;
•potential further negative impacts related to the COVID-19 pandemic, including with respect to the magnitude of further resurgent case waves, the effectiveness of vaccines against current and future variant strains and public adoption rates of vaccines (including booster shots), and the actions that we have taken and are planning in response, including our ability to continue production and manufacturing activities at desired levels, the reliability of our supply chain, the pandemic’s effect on labor conditions, our ability to meet obligations and covenants under our loan agreements, the duration of decreased demand for our products, and whether or when the demand for elective surgery procedures will increase; and
•our ability to satisfy all applicable Nasdaq continued listing requirements.

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
b.We expect to incur substantial expenditures in the foreseeable future and may require additional capital to continue as a going concern. This capital might not be available on terms favorable to us or at all.
c.Our existing and any future indebtedness could adversely affect our ability to operate our business.

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
k.Technology changes and surgeon adaptation are uncertain and we may not accurately predict the changing demands by our customers. Robotic and cementless arthroplasty procedures are growing and we currently do not have these offerings. Augmented reality and advanced tracking technologies are in various stages of development and deployment. Our ability to maintain and/or grow surgeon users could be negatively impacted if we are not able to offer these or any other new options demanded by surgeons.

Global economic conditions may adversely affect our results of operations.
a.The COVID-19 pandemic may continue to adversely affect our business.
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
f.The European Medical Device Regulation has created an uncertain and unpredicatable regaulatory framework for EU compliance that may negatively impact our ability to continue to market and distribute our products in the applicable countries.

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

ITEM 1. BUSINESS
Overview
We are a medical technology company and innovator in the orthopedic industry since our founding in 2004. In particular, we believe that we are a leader in the development, manufacturing, and sales of patient-specific products and instrumentation that are individually sized and shaped to fit each patient's unique knee and hip anatomy. The worldwide market for knee and hip replacement products is approximately $17 billion annually. In the U.S., elective total joint procedures are shifting from hospitals to outpatient facilities and ambulatory surgery centers ("ASCs"). We believe that approximately 50% of all primary hip and knee procedures will be performed in ASCs within the next five years.

A key driver in the outpatient shift of orthopedic procedures is the ongoing changes by the Centers for Medicare & Medicaid Services ("CMS"). In recent years, CMS removed key musculoskeletal services from the inpatient-only list, including total knee arthroplasty in 2018 and total hip arthroplasty in 2020. CMS also continues to expand the ASCs covered procedure list, including total knee arthroplasty in 2020 and total hip arthroplasty in 2021. As healthcare costs rise, we believe that governments and government agencies, including CMS, are looking to reduce their healthcare expenditures markedly through reimbursement reductions and cost-shifting to patients.

On January 6, 2022, we announced the launch of our new Image-to-Implant® Platinum Services℠ Program, a premium service offering for the U.S. market. New to orthopedics, this program seeks to address the rapidly evolving demands of the healthcare marketplace where generic products are being commoditized and patients are increasingly willing to pay a premium for personalized treatment options. As of September 1, 2022, U.S. medical facility customers are only able to obtain our fully personalized iTotal Identity knee system through participation in our Image-to-Implant Platinum Services℠ Program.

Both Medicare and most commercial payors permit patients to pay out-of-pocket for certain non-covered, deluxe services. Through the Image-to-Implant® Platinum Services℠ Program, we are bringing this approach to orthopedics by enabling participating medical facilities to establish and offer patients an out-of-pocket services upgrade to obtain the Company’s fully personalized iTotal Identity™ knee system. Combined with our new Made-to-Measure Identity Imprint™ knee system, we believe that we now address multiple market segments within knee arthroplasty:

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

As of December 31, 2022, we had sold a total of more than 149,000 knee implants worldwide, including more than 123,000 total knee implants and 26,000 partial knee implants. In multiple clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant, demonstrated superior clinical outcomes, including with respect to function, kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or off-the-shelf, implants that it was tested against. On August 16, 2021, the first procedure was performed using the Imprint knee replacement system. Imprint, available in both cruciate retaining ("CR") and posterior stabilized ("PS") implants, utilizes a proprietary algorithm to select the appropriate implant size from 12 standard sizes that most closely meet the geometric and anatomic requirements of the patient’s knee based on the individual’s CT scan. As with Conformis’ personalized iTotal knee product line, Imprint uses Conformis’ sterile Surgery-in-a-Box delivery system, which we believe provides ASCs and hospitals with greater procedural efficiency and improved sterilization cost savings over comparable systems. With the growing interest in our Imprint system from ASC customers, we have prioritized applying our porous-coated technology to the Imprint system which will be our first cementless TKA product offering. We are targeting a limited commercial launch of the porous-coated technology in the second half of 2023, however the launch may be delayed to the first half of 2024 due to regulatory and/or technical challenges.

On November 11, 2019, we entered full commercial launch of the Conformis personalized hip system, now branded as Cordera Rx. Since the launch of the personalized hip system, we have introduced multiple product line extensions including Cordera Standard, Cordera Pro and Cordera Match. In November 2022, we completed the first procedure using our Actera™ Hip System, a second hip stem within our hip portfolio. The system, designed for hip reconstruction, uses the cutting-edge tri-taper stem design, and features a range of sizes and angles derived from our data analytics. This cementless hip stem component features a proximally coated titanium spray with a hydroxyapatite layer to encourage initial and long-term fixation. We believe that the system’s tri-taper stem design will enable surgeons to treat a broader range of patient anatomies and the shorter length options offer easier access to the femur while maintaining the fixation and integrity required for long term success of the implant. For the initial limited launch, the Actera™ Hip System will feature a range of standard sizes in both stem and cup components. We plan to launch future Actera™ line extensions that will offer additional personalization options for surgeons to choose what best fits their patients, even for complex anatomies. The new system is currently rolling out to select sites across the U.S., and we currently anticipate the full commercial launch to occur in mid-2023.
As of January 31, 2023, we own or exclusively in-license a total of approximately 241 issued patents and pending patent applications that cover personalized implants and patient-specific instrumentation, or PSI, for all major joints and other elements of our iFit technology platform. Our intellectual property portfolio includes 60 issued United States patents, 135 patents issued in countries outside the United States, and 46 patent applications worldwide. See "Note H—Commitments and Contingencies—Legal Proceedings" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for information regarding our patent litigation.
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

An estimated 33 million people in the United States and over 500 million people worldwide suffer from osteoarthritis. We believe that compelling demographic trends, such as the growing population of aging yet active individuals and rising rates of obesity, will be key drivers in the continued growth of osteoarthritis occurrence. The National Institutes of Health (the "NIH") projects that by 2030, at least 70 million people in the United States will be 65 years or older and will be at high risk of developing osteoarthritis. Osteoarthritis is more common in adults over the age of 50, but the condition and precursors of the condition can be observed much earlier. For moderate to advanced cases of osteoarthritis, a surgical procedure may be required to replace the damaged joint. During this joint replacement, or arthroplasty, procedure, a surgeon removes the damaged bone in the affected joint and inserts an implant as a replacement. The joint implant may replace all of the principal components of the joint, in which case the procedure is referred to as a total joint replacement, or may replace only a portion of the joint, in which case the procedure is referred to as a partial joint replacement.
Joint replacement market
According to the Orthopaedic Industry Annual Report for the 2022 calendar year, which was published in June 2022 by Orthoworld Inc., (the "2022 Orthoworld Report"), worldwide sales of joint replacement products, including replacements for knees, hips, shoulders, elbows, wrists, ankles and digits outside of trauma, exceeded $17 billion in 2021 and are expected to grow to approximately $22 billion by the end of 2023.

The 2022 Orthoworld Report estimated that worldwide sales of knee replacement products totaled approximately $8 billion in 2021, and the United States represented approximately 65% of total estimated worldwide sales of such products.

According to the 2022 Orthoworld Report, worldwide sales of hip replacement products in 2021 totaled approximately $7 billion, and the United States represented approximately 59% of the total estimated worldwide hip replacement sales.
The market for joint replacements extends beyond knee and hip replacements. For example, the treatment of osteoarthritis in the extremities, including the shoulder, elbow, wrist, ankle and digits, may involve the replacement of the affected joint. According to the 2022 Orthoworld Report, the worldwide extremities joint replacement market in 2021 was estimated at $2.2 billion.

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

For our fully personalized knee products, we use our proprietary iFit Image-to-Implant technology platform to design and manufacture implants that are precisely sized and shaped to fit the unique three-dimensional curvatures of each patient's knee. Identity Imprint provides a level of personalization through its PSI and proprietary algorithms for pre-surgical planning that selects the implant size from 12 standard sizes that most closely meets the geometric and anatomic requirements of the patient’s knee based on the individual’s CT scan. For all our knee replacement solutions, we offer single-use patient-specific instrumentation, which we refer to as iJigs. We believe our proprietary iFit and iJig technology platform is applicable to all major joints.

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

•Offer patients greater choice through the introduction of Image-to-Implant® Platinum Services℠ Program. The Image-to-Implant® Platinum Services℠ Program is our new U.S. deluxe services program through which medical facilities and patients can obtain a fully personalized iTotal Identity knee system.

Both Medicare and most commercial payors permit patients to pay out-of-pocket for non-covered, deluxe services. Just as patients can pay extra for a private hospital bed or for a premium intraocular lens, our Image-to-Implant® Platinum Services℠ Program brings a first-of-its-kind premium pricing structure to orthopedics. We believe that the Image-to-Implant® Platinum Services℠ Program offers the following advantages:

•there is no upfront investment or cost to the provider to enroll in this services upgrade program;
•surgeons can offer personalization to patients as a shared clinical decision;
•medical facilities can choose to charge patients an out-of-pocket fee for the Image-to-Implant® Platinum Services℠ Program that may include an incremental margin above their cost;
•as part of the services upgrade, we provide patients a five-year limited warranty from the date of index surgery, underscoring our commitment to both manufacturing quality and superior clinical outcomes.

The market research that was performed indicated that approximately one third of primary knee arthroplasty     patients would be willing to pay an out-of-pocket premium for a personalized knee implant.

•Adapt our sales & marketing approach to address the business needs of ASCs. Traditionally, device companies have focused their marketing efforts primarily on surgeons. However, with the shift in orthopedic procedures to the outpatient setting, supply chain leaders and facility administrators now have a wider scope of influence and are looking for partners that can provide effective solutions to support their business operations. In addition, many surgeons are owners of ASCs, resulting in a heightened awareness of the economics of their device selections. In response to this changing market, we have adapted our sales approach and marketing messages to clearly communicate our unique value proposition with our innovative product offering, differentiated deluxe services program, and unique delivery model. In addition, we have deployed focused resources to engage ASCs at the local level, thus creating more opportunities to advance our product and service offering within this segment.

•Broaden our hip portfolio by launching additional complementary implant systems. On November 29, 2022, we announced that the first procedure with our new Actera™ Hip System has been performed. The system, designed for hip reconstruction, uses the cutting-edge tri-taper stem design, and features a range of sizes and angles derived from our data analytics. This cementless hip stem component features a proximally coated titanium spray with a hydroxyapatite layer to encourage initial and long-term fixation. We believe that the system’s tri-taper stem design will enable surgeons to treat a broader range of patient anatomies and the shorter length options offer easier access to the femur while maintaining the fixation and integrity required for long term success of the implant. For the initial limited launch, the Actera™ Hip System will feature a range of standard sizes in both stem and cup components. We plan to launch future Actera™ line extensions that will offer additional personalization options for surgeons to choose what best fits their patients, even for complex anatomies.

•Expand our manufacturing processes to support the requirements of the new product offering. With the commercial introduction of Identity Imprint, we are expanding our manufacturing operations to support the business requirements that are associated with producing and delivering standard sized implants, while maintaining our unique Surgery-in-a-Box delivery model. In the short term, the expansion of our product portfolio has added complexity to the computer-aided design ("CAD" or "CAD designs") process, the management of our supply chain, and warehouse logistics. Over the longer term, as we continue to add capabilities across our operations, we will be better positioned to address the unique product demands and field logistics of the marketplace, which in turn will provide us with an important competitive advantage.

•Enhance our patent portfolio and continue to exploit our patent position.  As of January 31, 2023, we own or exclusively in-license a total of approximately 241 issued patents and pending patent applications that cover personalized implants and PSI for all major joints and other elements of our iFit technology platform. See "Note H—Commitments and Contingencies" in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for information regarding our patent litigation.

Our products
Knee replacement products
We offer a broad line of primary knee replacement implants, both partial and total. Some of our products are standard products and others are personalized through proprietary software and services to fit individual patients. Historically we have been a personalized knee implant only manufacturer. However, with the introduction of our Identity Imprint platform we offer a total knee replacement system that is available in a range of standard sizes. Surgeons use our family of knee implants to treat mild to severe osteoarthritis of the knee. All of our knee replacement products and related design software have been cleared by the FDA under the premarket notification process of Section 510(k) of the FDC. We also have received CE Certificates of Conformity allowing us to affix the CE Mark to all mentioned products in Europe and applicable geographies for our legacy devices including iUni, iDuo, iTotal CR and iTotal PS. We are currently working on obtaining CE Certification under the new EU Medical Device Regulations (MDR) for our newest product offerings. We typically deliver our knee replacement implants and iJigs, together with our iView pre-surgical planning tool, to the hospital or other medical facility in pre-sterilized packaging in advance of the scheduled arthroplasty procedure.
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
Conformis Hip Portfolio
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
We believe the two Conformis Hip Systems will provide clear synergies with our existing line of knee implants because most surgeons who perform knee replacements also perform hip replacements and knee and hip replacement implants are sold through the same distribution channels. Surgeons who understand the importance of personalization for total knee replacements will also be highly likely to embrace true personalization for hips. We also believe our surgical plan and improved surgical technique for hip arthroplasty will attract surgeons who are not current customers. Thus, we believe that the combined Conformis Hip portfolio complements our existing product line and will allow us to expand our customer base, sales force and distribution channels.

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

Actera Hip System
To expand the sub-categories we compete in, we received FDA 510(k) clearance in September 2022 for the initial standard version of the Actera Hip System. We are seeking FDA 510(k) clearance for an expansion to the Actera™ Hip System which will incorporate a personalized surgical plan and patient specific instruments in 2023. The Actera Hip System, is an uncemented, primary total hip replacement composed of femoral and acetabular components. The stems are offered in a range of sizes and come in two standard neck angles and two standard neck lengths. The sizes and neck lengths were determined by using our CT database of pre-planned cases with previous hip systems. The design of the stem is conducive to direct anterior approach which is one of the faster growing segments of the hip market. Combined with our existing head and acetabular cup line, we believe that we can offer a competitive standard off-the-shelf system.

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
Employees
As of January 31, 2023, we had 295 full-time employees, 23 of whom were engaged in sales and marketing, 29 in research and development, 180 in manufacturing and service, 31 in regulatory, clinical affairs and quality activities and 32 in general administrative and accounting activities. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

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

Clinical studies
In evaluating the clinical and economic benefits of our personalized knee implants, we consider results obtained from studies sponsored by us, conducted by orthopedic surgeons who are paid consultants to us and conducted independently by orthopedic surgeons, including studies that compare our personalized knee implants with off-the-shelf knee implants. As of January 31, 2023, there have been more than [35] peer-reviewed journal articles and numerous abstracts either presented or accepted for presentation at conferences reporting on the results of clinical studies of our personalized knee implants. Of the published or presented studies known to us that compared our knee replacement product to an off-the-shelf product, most reported either that the performance of our knee replacement product was superior to an off-the-shelf product on the reported measures or that there were no statistically significant differences detected between the performance of our knee replacement product and an off-the-shelf knee replacement product on those measures.

Sales and marketing
We market and sell our products in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Spain, Portugal, the Netherlands, Belgium, the Dutch Antilles, Suriname, Brazil, Australia, the United Arab Emirates, the Sultanate of Oman, Italy, Poland and other markets. We expect that our international activities will increase over the foreseeable future as we continue to pursue opportunities in additional international markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated results of operations—Product revenue" in this Annual Report on Form 10-K for a summary of product revenue by geography. We market our products to orthopedic surgeons, hospitals and other medical facilities, including ASCs, and patients. As part of our new business model, in the US, we also offer full-personalization as a premium service and additional revenue stream. We expect to expand the size of our sales and marketing capabilities by entering into additional independent sales and distributor representative arrangements in key territories in the US and abroad.

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

Our team of 29 full-time research and development employees has extensive experience in biomechanical engineering, manufacturing engineering and software engineering and development. A portion of our research and development activities involves the development of proprietary algorithms and computer software that underpins our entire technology platform. For the years ended December 31, 2022, and 2021, company-sponsored research and development expense was $15.3 million, and $14.8 million, respectively.
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
Patent rights
As of January 31, 2023, we owned or exclusively in-licensed 195 issued patents around the world, including 60 patents issued in the United States and 135 foreign patents.
•The patents that we own relating primarily to our personalized joint replacement implants are expected to expire between 2023 and 2035.

•The patents that we own relating primarily to our patient-specific instrumentation are expected to expire between 2023 and 2036.

•The patents that we own relating primarily to our iFit technology platform are expected to expire between 2023 and 2036.

As of January 31, 2023, we owned or exclusively in-licensed 46 patent applications, including 15 patent applications pending in the United States and 31 foreign patent applications.
•With respect to the patent applications that we own relating primarily to our personalized joint replacement implants, patient-specific instrumentation, and our iFit technology, if patents issue on these applications, they would be expected to expire between 2023 and 2036. Our patent portfolio covers a range of subject matter, including:

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

License and settlement agreement with Zimmer

On May 22, 2020, we entered into a Settlement and License Agreement, with Zimmer Biomet, Zimmer US, Inc. and Biomet Manufacturing, LLC (collectively, "Zimmer Biomet") pursuant to which the parties agreed to terms for resolving then existing patent disputes. Under the Settlement and License Agreement, we and Zimmer Biomet agreed to dismiss both outstanding patent infringement lawsuits between the parties, we granted to Zimmer Biomet a royalty-free, non-exclusive, worldwide license to certain of our patents for Zimmer Biomet’s patient-specific instrumentation used with off-the-shelf knee, hip, and shoulder implants, and Zimmer Biomet granted us a fully paid-

up, royalty-free, non-exclusive, worldwide license to certain Zimmer Biomet patents for our implants and PSI for the knee. Under the agreement, Zimmer Biomet was required to pay us a total of $9.6 million in installments through January 15, 2021, and all such payments were made and received by such date. No payment was due from us to Zimmer Biomet under the agreement.
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

Settlement and licensing agreement with Medacta

On November 8, 2022, we entered into a non-exclusive, fully paid up, worldwide license agreement with Medacta USA, Inc., Medacta International SA, and Medacta Germany GmbH (collectively, "Medacta"). Under the terms of this license agreement, we granted a perpetual, irrevocable, non-exclusive license to Medacta to use patient-specific instrument technology covered by our patents and patent applications with off-the-shelf implants for the knee and shoulder. This license does not extend to patient-specific implants. This license agreement provided for a single lump-sum payment by Medacta to us upon entering into the license agreement, which has been paid. See “Note H—Commitments and Contingencies, Legal proceedings” for further discussion of the Medacta settlement.

Trademarks
As of January 31, 2023, we have filed 142 trademark registrations in the United States and in other major markets worldwide, including the following marks: Conformis, iFit, iTotal, iDuo, and iUni. We have 1 trademark application pending worldwide.
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

•the breadth and depth of our clinical data-base that allows us to use real world three- dimensional data to design and introduce innovative products that are differentiated from competitors' offerings and represent an improvement over currently available products through better anatomic fit and function;

•Our software artificial intelligence, AI, and data-driven decision making by using real patient data to create an accurate pre-operative surgical plan that is tailored to each patient;

•the ability to deliver products in a sterile and efficient manner that helps improve the cost effectiveness of the procedure and resource optimization;

•the ease of use of the products and the quality of training, services and clinical support provided to surgeons and hospitals and other medical facilities;

•the safety and efficacy of products and procedures, as demonstrated in published studies and other clinical reports; and

•the reach and depth of each competitor's distribution capabilities.

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

Major Quality System updates, including Clinical Evaluation and Post Market Surveillance, are complete and being rolled out within the Company. The technical documentation updates for our first product to require EU MDR CE marking are underway. Our EU MDR Quality System audit was accepted by the Notified Body and we are currently awaiting the scheduling date for our Quality System audit, which will include witness tests and reconciliation activities during on-site audits to ensure that the quality management system is working properly. We believe that we are compliant with the applicable requirements of the EU MDR.

UK and Brexit

The United Kingdom withdrew from the EU on January 31, 2020 (the withdrawal is commonly referred to as “Brexit”). Brexit has created significant uncertainty concerning the future relationship between the UK and the EU. On December 24, 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement. The Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods, but does not specifically address medical devices.

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

In January 2021, the rate of reimbursement for surgical procedures using our products in Germany was changed. Beginning January 1, 2021, the reimbursement for surgical procedures using our iTotal CR and iTotal PS products increased by approximately 0.6%, while the reimbursement for surgical procedures using our iUni and iDuo products increased by approximately 8%. For the years ended December 31, 2022 and 2021, sales in Germany represented 6% and 9% of our total product sales, respectively. In addition to being affected by changes in reimbursement rates, use of our products for each patient in Germany may also be subject to approval by the Medizinischer Dienst der Krankenkassen (translated: Medical Service of Health Insurance), or “MDK”. Beginning in 2016, we experienced a significant increase in the number of denials by MDK for increased cost associated with the use of our products and, in such instances, the amount of reimbursement to the hospitals and other medical facilities was lowered to that of an off-the-shelf knee. We continue to experience MDK denials of the higher reimbursement code, which continues to adversely impact our sales in Germany. We are working with our physicians and hospitals and other medical facilities in Germany and experienced consultants to appeal MDK denials and demonstrate to MDK the benefits of our products, including patient satisfaction and recovery rates. We have implemented pre-approval techniques in order to seek prior approval for procedures.

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

•The federal Physician Payments Sunshine Act requires applicable manufacturers of devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers also are required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

•Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Several states have enacted legislation requiring medical device manufacturers to, among other things, establish marketing compliance programs; file periodic reports with the state, including reports on gifts and payments to individual health care providers; and/or register their sales representatives. Some states prohibit certain sales and marketing practices, including the provision of gifts, meals, or other items to health care providers.

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
We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses for the next several years. Our net loss was $50 million for the year ended December 31, 2022, and $2 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $581 million. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing, manufacturing and other expenses as our business continues to grow and we expand our product offerings. We will need to generate significant additional revenue to achieve and then maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
We expect to incur substantial expenditures in the foreseeable future and will require additional capital to support business growth. This capital might not be available on terms favorable to us or at all.

We expect to incur substantial expenditures in the foreseeable future in connection with the following:
•our sales and marketing efforts, including the expanded advertising of our Platinum Services℠ Program;
•expansion of our manufacturing capacity;
•funding research and development activities related to new and existing products, including our porous-coated technology for the Imprint system and Actera™ line extensions; and
•enforcing our intellectual property rights and pursuing our claims against Aetna.

In addition, our general and administrative expense may continue to increase due to the additional operational and reporting costs associated with our expanded operations and being a public company.

We anticipate that our principal sources of funds in the future will be revenue generated from the sale of our products, potential future capital raises through the issuance of equity or other securities, available sales of shares under the Sales Agreement, potential debt financings and revenue that we may generate in connection with licensing our intellectual property. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders or involve negative covenants that restrict our ability to take specific actions, such as incurring additional debt or making capital expenditures. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even be required to scale back our operations.
Our existing and any future indebtedness could adversely affect our ability to operate our business.

On November 22, 2021, we entered into a Credit and Security Agreement (the “New Credit Agreement”) with MidCap Financial Trust (“MidCap”), as agent, and certain lender parties thereto. The New Credit Agreement provides for a five-year, $21 million secured term loan facility (the “Term Facility”). The New Credit Agreement refinanced and replaced our prior 2019 secured credit facility with Innovatus (the “2019 Secured Loan Agreement”). We used the amounts drawn under the New Credit Agreement to repay all outstanding obligations under the 2019 Secured Loan Agreement, which 2019 Secured Credit Loan Agreement has been terminated.

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

Risks related to our business, industry and competitive position
With the transition to Identity Imprint™ as our primary knee system in the U.S. and with the introduction of our new Image-to-Implant® Platinum Services℠ Program, new operational and regulatory risks may arise

We have recently evolved our product portfolio for knee arthroplasty, launching our new Identity Imprint™ knee system (“Identity Imprint”), which is now our primary knee system in the U.S. Identity Imprint offers a high-quality knee implant system that provides a level of personalization through its patient-specific instruments and proprietary algorithms for pre-surgical planning. Identity Imprint incorporates standard sizes developed using our clinical database of information, with implant sizing optimized for each patient using advanced algorithms. Identity Imprint maintains our “surgery-in-a-box” delivery model that we believe optimizes its efficiency for use in sites such as ambulatory surgery centers, as the product uses a minimal shelf footprint and is compatible with a reusable instrument set. Identity Imprint is designed to meet the standard of care for all patient procedures, and we believe it represents a compelling value proposition for customers.

With the Identity Imprint transition, we now offer healthcare facilities and patients the ability to obtain a fully personalized iTotal Identity knee system through a deluxe services upgrade. We are marketing this program as our Platinum Services℠ Program (PSP). Under this program, medical facilities and surgeons enrolled in the program will have the option to charge an out-of-pocket fee to patients who request the Platinum Service Program. This fee may include an incremental margin above the cost we charge to the medical facility and/or surgeon. As part of the upgrade, we provide patients a five-year limited warranty from the date of index surgery. It is important to note that the ultimate financial arrangement between the medical facilities, surgeons and their patients to pay for the PSP is between them and does not involve Conformis.

While we believe that our transition to Identity Imprint and PSP creates the potential for significant product and market share growth, this transition exposes us to various risks. For example, some of our existing customers have chosen not to offer the services to obtain our fully personalized iTotal Identity product given it requires an out-of-pocket patient pay upgrade and some have chosen not to order Identity Imprint given it is not a fully personalized knee system. Additionally, to support our Identity Imprint product offering, we are implementing a "build-to-stock" manufacturing model alongside our "just-in-time" model, which creates an increase in complexity and requires different talent and experience to implement and manage the manufacturing dynamics and supply chain requirements.

In addition, our PSP model is predicated on the upgraded services constituting “deluxe” features under reimbursement rules promulgated by CMS, which allow providers to charge patients for services that provide added convenience or patient comfort and that are not medically necessary, while still receiving the standard reimbursement rate from Medicare or Medicaid. It is possible that CMS or insurers could disagree that the PSP provides deluxe services that would permit patients to request and pay out-of-pocket for the services under the program, or conclude that PSP otherwise violates applicable rules and regulations. Any such disagreement or allegation of noncompliance, if it were to occur, could materially disrupt our ability to implement the program, or expose us to other legal liabilities.

Any of these execution and/or regulatory risks could cause us to fail to successfully implement our plan to increase product sales and market penetration through Identity Imprint and the Platinum Service Program, which could lead to a material adverse effect on our business, operations and financial condition.

We have derived nearly all of our revenue from sales of a limited portfolio of knee and hip replacement products and may not be able to maintain or increase revenue from these products. A substantial portion of our revenue is derived from a small number of customers.
To date, we have derived nearly all of our revenue from sales of our knee and hip replacement products, and we expect that sales of these products and our new PSP will continue to account for the majority of our revenue for at least the next several years. If we are unable to achieve and maintain significantly greater market acceptance of these products and services, we may be materially constrained in our ability to fund our operations and the development and commercialization of improvements and other products. Any factors that negatively impact sales or growth in sales of our current products and services, including the size of the addressable markets for these products, our failure to compel surgeons to adopt our products, competitive factors and other considerations described in these risk factors, could adversely affect our business, financial condition and operating results.

We work to increase our sales in targeted markets by focusing on high-volume, influential surgeons who use our products. As a result, orders from a relatively small number of surgeons provide a significant portion of our total revenue. The loss of, or significant curtailment of orders by a limited number of our high-volume surgeons could adversely affect our financial condition and operating results.

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
•established commercial relations with, in some cases over decades, orthopedic surgeons, hospitals, ASCs and other medical facilities, third-party payors and independent sales representatives and distributors;
•recognized products that are more widely accepted by, a greater number of orthopedic surgeons, hospitals and other medical facilities and third-party payors;
•more complete product lines for knee, hip or other joint replacements;
•a robotic surgical offering or platform;
•a cementless total knee arthroplasty offering;
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
In order to become profitable, we will need to scale our business model considerably through increased profitable sales.
In order to become profitable and increase our gross margin, we will need to significantly increase sales of our existing products and services, expand our manufacturing capabilities, and successfully develop, launch, and commercially scale future products that we have not yet achieved. In order to increase our gross margin, we will need, among other things, to:
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
•deploy new versions of our software that reduce the costs associated with the design of our products; and
•expand our internal manufacturing capabilities to manufacture certain components of our products at a lower unit cost than vendors we currently use;
•improve the efficiency of our internal manufacturing processes;
•leverage existing manufacturing overhead costs over increased production volume.
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
Orthopedic surgeons play a significant role in determining the course of treatment and, ultimately, the type of product that will be used to treat a patient. Acceptance of our products and services program depends on educating orthopedic surgeons as to the distinctive characteristics, perceived clinical benefits, safety and cost-effectiveness of our products as compared to our competitors' products. If we are not successful in convincing orthopedic surgeons of the merits of our products or educating them on the use of our products, they may not use our products and we will be unable to increase our sales or reach profitability.
We believe orthopedic surgeons may not widely adopt our products unless they determine, based on professional experience, economic evidence, clinical data and published peer-reviewed journal articles, that our products, services, and techniques to implant our knee and hip systems provide benefits to patients and are attractive alternatives to our competitors' products. Surgeons may be hesitant to change their medical treatment practices for the following reasons, among others:
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
Moreover, overall patient satisfaction with our products, as observed by individual surgeons, will continue to be an important factor in surgeons' deciding to use our products for joint replacement procedures. The success of any particular joint replacement procedure, and a patient's satisfaction with the procedure, is dependent on the technique and execution of the procedure by the surgeon. Even if our iJigs and implants are manufactured exactly to specification, there is a risk that the surgeon makes a mistake during a procedure, leading to patient dissatisfaction with the procedure. In addition, following joint replacement procedures, fibrosis, scarring and other issues unrelated to the choice of implant product can lead to patient dissatisfaction. Furthermore, based on their prior experience using non-personalized, off-the-shelf implant products, surgeons may be accustomed to making modifications to the implant components during a procedure. Because our products are designed to fit the unique anatomy of each patient, modifications made to the implant components or the process of fitting the implant during the surgical procedure are not recommended and may result in negative surgical outcomes. If patients do not have a good outcome following procedures conducted using our products, surgeons' views of our products may be negatively impacted.
The success of our products is dependent on our ability to demonstrate their clinical benefits.
To date, we have collected only limited clinical data regarding our Cordera and Actera hip replacement products. Ongoing or future clinical studies of our products may not yield the results that we expect to obtain and may not demonstrate that our products are superior to, or may demonstrate that our products are inferior to, off-the-shelf products with regard to clinical, functional or economic measures or may not be considered sufficient by patients, surgeons, hospitals or other medical facilities, or payors. We are aware of three such clinical studies on our iTotal knee replacement product, published between 2016 and 2018, in which our product did not perform as well as off-the-shelf products on some measures. Though we believe that these studies were of limited statistical significance given the limited investigations contained therein, these results could call into question the superiority of our products to traditional products.

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
We believe that offering a broad line of joint replacement products is important to convincing surgeons to use our products generally. If market acceptance of our Identity Imprint™, iTotal Identity™, and Actera™ Hip System is less than we expect or we incur delays in introducing new products, the growth in sales of our existing products may slow and our financial results would be adversely affected.
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
We are aware of certain private insurers that, at this time, are not agreeing to reimburse for our products as they consider the use of custom implants or patient-specific instrumentation for knee replacement surgery as investigational, unproven or experimental or not medically necessary. For example, during 2019, denials of coverage from Aetna, the third largest commercial payor, negatively impacted our product revenue in the United States. On December 5, 2019, we learned that, although Aetna updated its policy, it did not change its coverage position with respect to our products. While we are actively reaching out to these private insurers to discuss their reimbursement policies (and in Aetna’s case, we have commenced litigation against them), we may not be able convince these parties to change their reimbursement policies. In addition, the American Academy of Orthopedic Surgeons currently has published clinical guidelines that do not support the widespread use of patient-specific instrumentation in total knee arthroplasty generally, at least until additional data can be considered. We believe that these guidelines are directed to patient-specific instruments with off-the-shelf implants, not patient-specific instruments with personalized implants. Surgeons, hospitals and other medical facilities may not purchase our products if government and third-party payors deny coverage for such procedures or set reimbursement rates at unfavorable levels for procedures involving use of our products. This could have a material adverse effect on our business and operations.
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
An important part of our sales process includes training surgeons on the safe and appropriate use of our products. If we become unable to attract potential new surgeon customers to our training programs, or if we are unable to attract existing customers to training programs for future products, we may be unable to achieve our expected growth. The COVID-19 pandemic made it more difficult to train surgeons in-person on our products. It has also encouraged surgeons to explore virtual training options which require significant investment on behalf of the company and may not be as effective as in-person training.
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
Technology changes and surgeon adaptation are uncertain and we may not accurately predict the changing demands by our customers. Robotic and cementless arthroplasty procedures are growing and we currently do not have these offerings. Augmented reality and advanced tracking technologies are in various stages of development and deployment. Our ability to maintain and/or grow surgeon users could be negatively impacted if we are not able to offer these or any other new options demanded by surgeons.

Robotic TKA uses software (e.g., pre-operative CT or intraoperative tibia and femur mapping) to convert anatomical images of the patient’s knee into three-dimension images. These images aid the performing surgeon in bone cutting and implant placement to minimize injury to soft tissue and bone. Additionally, in conventional TKA, implant components are secured in the patient’s joint using bone cement. In cementless TKA, implant components are press fit into place to achieve “biological fixation,” permitting the bone to grow into the implant.

Although we are continually engaged in product development, we do not currently have a robotic or cementless TKA option. As some of our competitors have developed robotic and cementless TKA options, they may gain a competitive advantage over our current products and technologies.

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
The COVID-19 pandemic and the response to it reduced demand for our products, and as a result we reduced our operations and production capacity, and these circumstances had a significant negative affect on our revenue.

Our business was negatively affected by the ongoing COVID-19 pandemic. We have experienced significantly decreased demand for our products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had, and is expected to continue to have a significant negative effect on our revenue.

The pandemic also negatively affected our manufacturing and delivery timelines, in part because of additional employee turnover at our manufacturing facility, and the difficulty of finding, hiring and training new employees on a timely basis. For example, the stringent manufacturing protocols that we follow require new manufacturing employees to receive substantial training to reach proper levels of work proficiency, and thus increased employee turnover during the pandemic negatively affected our ability to maintain the same pace of manufacturing. In addition, employee turnover and tight labor conditions in the third-party shipping sector contributed during the pandemic to an increased number of delays in the timing of products we manufacture reaching surgeon recipients. Collectively, these pandemic-related factors made it more difficult for us to satisfy consumer demand for our products. To the extent these pandemic-related labor constraints continue, it could adversely affect our sales and profitability for the duration of time that such conditions continue.

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
Similarly, we rely on other third-party suppliers to manufacture certain implant components, packaging materials, and instrumentation used in our joint replacement products that we do not currently manufacture ourselves. Currently, our in-house manufacturing includes our iJigs, the tibial trays used in our total knee implants, polyethylene tibia tray inserts, polishing of our femoral components and, with regard to the hip, the stems, cups and iJigs. We outsource the manufacture of the remainder of the implant components to third-party suppliers, including, for example, the casting of the femoral component. While we plan to establish additional internal manufacturing capabilities for our implant components, we also expect that we will continue to rely on third-party suppliers to manufacture and supply certain of our implant components. For us to be successful, these manufacturers must be able to provide us with these components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and, in particular, on a timely basis. Our anticipated growth could strain the ability of our suppliers to manufacture and deliver an increasingly large supply of implants and components. Manufacturers often experience difficulties in scaling up production, including problems with quality control and assurance.
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
We rely on third-party services for ethylene oxide ("EO") sterilization of some of our products. In the United States, several regulators, including the EPA, FDA, and agencies at the state and local level, play a role in regulating the use of EO sterilization. In 2016, the EPA changed the cancer risk basis for EO and determined that EO is carcinogenic to humans. Recent announcements of the temporary or permanent closure of EO sterilization facilities operated by third parties has limited the capacity of EO services. Given the nature of our just-in-time model, an impact on the timely availability of EO services could impact the cost and availability of our product.

While we have alternate modalities of sterilization, for some of our products EO sterilization may be the only regulatory approved method of sterilization available to us that effectively sterilizes and does not damage the device during the sterilization process.

In the event of regulatory, legislative, or legal action that curtails or eliminates EO sterilization, we may be unable to provide our products in a timely manner.

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
As our fully personalized products are individually made to fit an individual patient following their receipt of personalized services, we can manufacture our products only after we receive orders from customers and must utilize "just-in-time" manufacturing processes.

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
Risks related to our Information Technology, Cybersecurity and Data Protection
Our information technology systems are critical to our business. System management and implementation issues and system security risks could disrupt our operations, which could have a material adverse impact on our business and operating results.
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
Risks related to efforts to expand our growth
We intend to grow our organization in accordance with our long-range business plan, and as a result, we may encounter difficulties in managing our operations.
In the first quarter of 2022 we announced the launch of our new Image-to-Implant Platinum Services℠ Program. This new program combined with our existing and future product portfolio are the basis for our new long-range business plan (LRP). Managing the business in accordance with the LRP has and will require significant attention by our management and we may be unable to successfully execute the LRP, which would negatively impact our ability to achieve our financial targets and could require us to seek additional financing.
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
We have been subject to securities class actions in the past related to our voluntary recall of specific serial numbers of patient-specific instrumentation for our knee replacement product systems. We may be subject to additional securities class action suits or proceedings in the future. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities, and we cannot predict how long it may take to resolve such matters. In addition, we may incur substantial legal fees and costs in connection with litigation. Although we have insurance, coverage could be denied or prove to be insufficient. The substantial costs and diversion of management's attention in any such litigation could harm our business and a decision adverse to our interests in any such lawsuit could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition.
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

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “CFMS.” On December 31, 2021, we received a notification letter from Nasdaq’s Listing Qualifications Staff notifying us that the closing bid price for our common stock had been below $1.00 for the previous 30 consecutive business days and that we therefore are not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). We subsequently implemented a 1-for-25 reverse stock split, and regained compliance with these requirements.

However, there can be no assurance that the market price of our common stock will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. Other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and thus jeopardize our ability to meet or maintain the Nasdaq’s minimum bid price requirement.
Any future delisting of our common stock from the Nasdaq Capital Market would make it more difficult for stockholders to sell our stock in the public market and would likely result in decreased liquidity, limited availability of market quotations for shares of our common stock, limited availability of news and analyst coverage regarding our Company, a decreased ability to issue additional securities and increased volatility in the price of our common stock.
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
As of December 31, 2022, we had federal net operating loss, or NOL, carryforwards of $470 million and state NOL carryforwards of $274 million. These federal and state NOL carryforwards will expire in future years if not utilized. Utilization of these NOL carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that have occurred previously or that could occur in the future. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicate that we experienced ownership changes, as defined by Section 382 of the Code, on September 16, 2004, March 10, 2009, January 11, 2012 and January 29, 2018. As a result of this ownership changes, our use of NOL carryforwards generated prior to January 28, 2018 is subject to an annual limitation of approximately $1.4 million per year. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change NOL and tax credits carryforwards to reduce U.S. federal and state taxable income may be subject to further limitations, which could result in increased future tax liability to us. Moreover, our federal NOLs from years prior to 2018 can be carried forward for a maximum of 20 years from the year in which the NOL was incurred, and our state NOLs are subject to carryforward limitations that vary from state to state; as a result, all or a portion of those carryforwards could expire before being available to reduce future income tax liabilities. Assuming no future ownership change occurs at a time when our market capitalization is lower than it was on our last ownership change on January 29, 2018, the Company is projected to lose $346 million of the total federal NOL carryforwards currently subject to IRC Section 382 to the 20-year carryforward expiration rules. On February 17, 2021, the Company closed an offering of our common stock off of the Shelf Registration Statement and issued and sold 3,238,095 shares of our common stock at a public offering price of $26.25 per share (adjusted for the 1-for-25 reverse stock split), for aggregate net proceeds of approximately $79.6 million, the Company is currently analyzing if a Section 382 ownership change occurred and if any further limitation will need to be updated in 2023.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES

Our principal facilities consist of office space and manufacturing facilities in Billerica and Wilmington, Massachusetts, Wallingford, Connecticut, and Hyderabad, India. We occupy approximately 45,000 square feet of office space in Billerica, Massachusetts under a lease that expires in October 2025 with the option to extend for two successive five-year terms beyond the term of the lease. We occupy approximately 59,000 square feet of manufacturing space in Wilmington, Massachusetts under a lease that expires in September 2027 with the option to extend for one additional five-year period beyond the term of the lease. We occupy approximately 4,099 square feet of space in Wallingford, Connecticut under a five-year lease that expires in August 2024 with options to extend for two additional years beyond the original term and an additional three years past the first extension term. We occupy 11,962 square feet of office space in Hyderabad, India, under a lease that expires in November 2025 with the option to extend beyond the term of the lease.

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see the section entitled “Legal Proceedings” of “Note H—Commitments and Contingencies” in this Annual Report on Form 10 -K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock
Our common stock currently trades under the symbol “CFMS” on the Nasdaq Capital Market. The following table sets forth the high and low sales price of our common stock as reported on the Nasdaq Capital Market, as applicable, for the periods indicated (retroactively restated on a pro forma basis for the 1-for-25 reverse stock split of our common stock that we consummated in November 2022):

	High	Low
Year ended December 31, 2021:
First Quarter	$35.00	$16.56
Second Quarter	$33.50	$19.75
Third Quarter	$45.75	$25.50
Fourth Quarter	$33.00	$16.69
Year ended December 31, 2022:
First Quarter	$20.68	$13.86
Second Quarter	$16.29	$6.88
Third Quarter	$9.25	$4.78
Fourth Quarter	$5.25	$1.25
Holders of Our Common Stock
As of February 24, 2023, there were approximately 143 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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

 Overview

We are a medical technology company and innovator in the orthopedic industry since our founding in 2004. In particular, we believe that we are a leader in the development, manufacturing, and sales of patient-specific products and instrumentation that are individually sized and shaped to fit each patient's unique knee and hip anatomy. The worldwide market for total knee and hip replacement products is approximately $17 billion annually. In the U.S. elective total joint procedures are shifting from the hospital to outpatient facilities and ambulatory surgery centers ("ASCs"). We believe that approximately 50% of all primary hip and knee procedures will be performed in ASCs within the next five years.

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

On January 6, 2022, we announced the launch of our new Image-to-Implant® Platinum Services℠ Program, a premium service offering for the U.S. market. New to orthopedics, this program addresses the rapidly evolving demands of the healthcare marketplace where generic products are being commoditized and patients are increasingly willing to pay a premium for deluxe services. As of September 1, 2022, U.S. medical facility customers are only able to obtain our fully personalized iTotal Identity knee system through participation in our Image-to-Implant Platinum Services℠ Program.

Both Medicare and most commercial payors permit patients to pay out-of-pocket for non-covered, deluxe services. Through the Image-to-Implant® Platinum Services℠ Program, Conformis is bringing this approach to orthopedics by enabling participating medical facilities to establish and offer patients an out-of-pocket services upgrade to obtain the Company’s fully personalized iTotal Identity™ knee system. Combined with our new Made-to-Measure Identity Imprint™ knee system, we believe that we now address multiple market segments within knee arthroplasty:

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

As of December 31, 2022, we had sold a total of more than 149,000 knee implants, including more than 123,000 total knee implants and 26,000 partial knee implants. In multiple clinical studies, iTotal CR, our cruciate-

retaining total knee replacement implant, demonstrated superior clinical outcomes, including with respect to function, kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or off-the-shelf, implants that it was tested against. On August 16, 2021, the first procedure was performed using the Imprint knee replacement system. Imprint, available in both cruciate retaining ("CR") and posterior stabilized ("PS") implants, utilizes a proprietary algorithm to select the appropriate implant size from 12 standard sizes that most closely meet the geometric and anatomic requirements of the patient’s knee based on the individual’s CT scan. As with our personalized iTotal knee product line, Imprint uses our sterile Surgery-in-a-Box delivery system, which we believe provides ASCs and hospitals with greater procedural efficiency and improved sterilization cost savings over comparable systems. With the growing interest in our Imprint system from ASC customers, we have prioritized applying our porous-coated technology to the Imprint system which will be our first cementless TKA product offering. We are targeting a limited commercial launch of the porous-coated technology in the second half of 2023, however the launch may be delayed to the first half of 2024 due to regulatory or technical challenges.

On November 11, 2019, we entered full commercial launch of the Conformis personalized hip system, now branded as Cordera Rx. Since the launch of the personalized hip system, we have introduced multiple product line extensions including Cordera Standard, Cordera Pro and Cordera Match. In November 2022, we completed the first procedure using our Actera™ Hip System, a second hip stem within our hip portfolio. The system, designed for hip reconstruction, uses the cutting-edge tri-taper stem design, and features a range of sizes and angles derived from our data analytics. This cementless hip stem component features a proximally coated titanium spray with a hydroxyapatite layer to encourage initial and long-term fixation. We believe that the system’s tri-taper stem design will enable surgeons to treat a broader range of patient anatomies and the shorter length options offer easier access to the femur while maintaining the fixation and integrity required for long term success of the implant. For the initial limited launch, the Actera™ Hip System will feature a range of standard sizes in both stem and cup components. We plan to launch future Actera™ line extensions that will offer additional personalization options for surgeons to choose what best fits their patients, even for complex anatomies. The new system is currently rolling out to select sites across the U.S., and we currently anticipate the full commercial launch to occur in mid-2023

All of our currently marketed knee and hip replacement products and related design software have been cleared by the U.S. Food and Drug Administration (the "FDA") under the premarket notification process of Section 510(k) of the federal Food, Drug, and Cosmetic Act (the "FDCA"). We have received CE Certificates of Conformity allowing us to affix the CE Mark.

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

COVID-19 Pandemic

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March 2020, the World Health Organization declared this coronavirus outbreak (COVID-19) to be a pandemic. We experienced significantly decreased demand for our products during the pandemic as healthcare providers and individuals de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which had a significant negative effect on our revenue.

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

Royalty and licensing revenue for the year ended December 31, 2022, includes revenue generated from our Settlement and License agreement with Medacta USA, ("Medacta"), and $0.5 million generated from our license agreement (the "License Agreement") with Paragon 28. Royalty and licensing revenue for the year ended December 31, 2021, includes revenue of $15.0 million generated from our settlement with Stryker Corporation (“Stryker”), Wright Medical Technology, Inc. (“Wright Medical”), and Tornier, Inc. (“Tornier” and, collectively with Stryker and Wright Medical, the "Stryker Parties"), $25.0 million recognized under the Development and License Agreements with Stryker, and $1.0 million generated from our license agreement with Paragon 28. Ongoing royalty revenue is generated from our license agreement (the "MicroPort License Agreement") with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. The MicroPort License Agreement will expire upon the expiration of the last to expire of our patents and patent applications licensed to MicroPort, which currently is expected to occur in 2031.

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

Cost of revenue

    We produce our computer aided designs, or CAD, in-house and in India and use them to direct most of our product manufacturing efforts. We manufacture all of our PSI, or iJigs, tibial trays, and polyethylene tibia tray inserts used in our total knee implants, in our facility in Wilmington, Massachusetts. In regards to our hip products, our in-house manufacturing includes the stems, cups, and iJigs. We polish our femoral implants used in our total and partial knee products in our facility in Wallingford, Connecticut. Starting in 2019, we began to manufacture the lateral partial tibial tray components in our facility in Wilmington, Massachusetts. We outsource the production of the remainder of the partial knee tibial components, femoral castings, and other knee and hip components to third-party suppliers. Our suppliers make our personalized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, outsourced CAD labor, manufacturing supplies, inbound freight, manufacturing overhead, and depreciation expense. Also included in cost of revenue for the year ended December 31, 2022, are legal fees payable to external counsel in connection with our patent licensing and enforcement activities related to the Settlement and License Agreement with Medacta.

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
•improving the efficiency of our internal manufacturing processes.

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

    Sales and marketing.    Sales and marketing expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for personnel employed in sales, marketing, customer service, medical education and training, as well as investments in surgeon training programs, industry events and other promotional activities. In addition, our sales and marketing expense includes sales commissions and bonuses, generally based on a percentage of sales, to our sales managers, direct sales representatives and independent sales representatives. Recruiting, training and retaining productive sales representatives and educating surgeons about the benefits of our products are required to generate and grow revenue. We expect sales and marketing expense to decrease in 2023 as part of our cost reduction plans. After 2023, we expect sales and marketing expense to increase primarily due to higher commissions. Our sales and marketing expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our expenses.

    Research and development.    Research and development expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for personnel employed in research and development, regulatory and clinical areas. Research and development expense also includes costs associated with product design, product refinement and improvement efforts before and after receipt of regulatory clearance, development of prototypes, testing, clinical study programs and regulatory activities, contractors and consultants, and equipment and software to support our development. As our revenue increases, we will also incur additional expense for revenue share payments to our past and present scientific advisory board members, including one of our past directors. We expect research and development expense to decrease in 2023 as part of our cost reduction plans. After 2023, we expect research and development expense to remain relatively flat in absolute dollars.

    General and administrative.    General and administrative expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation for our administrative personnel that support our general operations, including executive management, general legal and intellectual property, finance and accounting, information technology and human resources personnel. General and administrative expense also includes outside legal costs associated with intellectual property and general legal matters, financial audit fees, insurance, fees for other consulting services, depreciation expense, long-lived asset impairment charges, freight, facilities expense, allocation of manufacturing training costs, and severance expense. We expect our general and administrative expense to decrease in 2023 primarily due to lower litigation and other expenses associated with our cost reduction plans. After 2023, we expect general and administrative expense to increase as a result of higher personnel and freight expenses. Our general and administrative expense may fluctuate from period to period due to the timing and extent of the expenses.

Total other (expenses) income, net

    Total other income (expenses), net consists primarily of interest expense and amortization of debt discount associated with our term loans outstanding during the year, gain on forgiveness of PPP loan, loss on extinguishment of debt, income related to the development agreement with Stryker, and gains (losses) from foreign currency transactions. The effect of exchange rates on our foreign currency-denominated asset and liability balances are recorded as foreign currency translation adjustments in the consolidated statements of comprehensive (loss) income.

Income tax provision

    Income tax provision consists primarily of a tax provision for income taxes in India, a tax benefit from uncertain tax positions in Germany as a result of a lapse in the statue of limitations, and an immaterial amount of US state taxes. We maintain a full valuation allowance for deferred tax assets including net operating loss carryforwards and research and development credits and other tax credits.

Consolidated results of operations

Comparison of the years ended December 31, 2022 and 2021

    The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2022		2021		2022 vs 2021
Years Ended December 31,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$57,825	93%	$58,318	58%	$(493)	(1)%
Royalty and licensing	4,225	7	41,542	42	(37,317)	(90)
Total revenue	62,050	100	99,860	100	(37,810)	(38)
Cost of revenue	38,837	63	34,179	34	4,658	14
Gross profit	23,213	37	65,681	66	(42,468)	(65)

Operating expenses:
Sales and marketing	25,308	41	24,904	25	404	2
Research and development	15,340	25	14,791	15	549	4
General and administrative	28,843	46	28,994	29	(151)	(1)
Total operating expenses	69,491	112	68,689	69	802	1
Loss from operations	(46,278)	(75)	(3,008)	(3)	(43,270)	(1,438)
Total other income/(expenses), net	(4,218)	(7)	686	1	(4,904)	(715)
Loss before income taxes	(50,496)	(81)	(2,322)	(2)	(48,174)	(2,075)
Income tax (benefit) provision	(23)	—	91	—	(114)	(125)
Net loss	$(50,473)	(81)%	$(2,413)	(2)%	$(48,060)	(1,992)%

    Product revenue.    Product revenue was $57.8 million for the year ended December 31, 2022 compared to $58.3 million for the year ended December 31, 2021, a decrease of $0.5 million. The decrease in product revenue was primarily due to declines in orders from U.S. hospitals and the impact of foreign currency exchange rates offset by increases in orders from ambulatory surgery centers.

    The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2022		2021		2022 vs 2021
Years Ended December 31,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$50,527	87%	$50,990	87%	$(463)	(1)%
Germany	3,215	6	5,422	9	(2,207)	(41)
Rest of world	4,083	7	1,906	4	2,177	114
Product revenue	$57,825	100%	$58,318	100%	$(493)	(1)%

    Product revenue in the United States was generated through our direct sales force and independent sales representatives. Product revenue outside the United States was generated through our direct sales force and distributors. The percentage of product revenue generated in the United States was 87% for each of the years ended December 31, 2022 and 2021.

United States product revenue decreased $0.5 million to $50.5 million or 1% year over year. The decrease in product revenue was primarily due to declines in orders from U.S. hospitals offset by increases in orders from ambulatory surgery centers. Following the September 1, 2022 transition to the new business model, we have seen a reduction in our orders as existing customers migrate to the new product and service offering. Additionally, some of our existing customers have chosen not to offer our fully personalized iTotal Identity product given it will require an out-of-pocket patient pay upgrade and some have chosen not to order Identity Imprint given it is not a fully personalized knee system. Germany product revenue decreased $2.2 million to $3.2 million, or 41% year over year on a reported basis and 34% on a constant currency basis. We believe the decline was primarily due to the shift in certain distributors that were previously managed by Germany, reimbursement denials from Medizinischer Dienst der Krankenversicherung ("MDK"), and foreign currency exchange rates. Rest of World product revenue increased $2.2 million to $4.1 million, or 114% year-over-year on a reported basis and 132% on a constant currency basis. The increase is primarily due to the shift in distributors that were previously managed by Germany now being managed by other countries, an increase in elective surgeries in the UK which were lower in the prior period as a result of the COVID-19 pandemic, and growth in Australia.

    Royalty and licensing revenue. Royalty and licensing revenue was $4.2 million for the year ended December 31, 2022 compared to $41.5 million for the year ended December 31, 2021, a decrease of $37.3 million or 90%. The decrease in royalty and licensing revenue was driven by revenue recognized in the prior year which included $25.0 million in revenue recognized in connection with 510(k) clearance from the FDA for the achievement of the third of three milestones under the License Agreement with Stryker, $15.0 million in revenue recognized under the Settlement and License Agreement with the Stryker Parties, and $1.0 million in revenue recognized under the License Agreement with Paragon 28. Royalty and licensing revenue for the year ended December 31, 2022 includes $0.5 million in revenue recognized under the License Agreement with Paragon 28, and revenue recognized under the settlement agreement with Medacta.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $38.8 million for the year ended December 31, 2022 compared to $34.2 million for the year ended December 31, 2021, an increase of $4.7 million or 14%. The increase was due primarily to higher legal fees as 2022 included outside counsel expense in connection with our patent licensing and enforcement activities related to the Settlement and License Agreement with Medacta, higher scrap and cancelled case inventory expenses, and increased labor and material costs. Gross profit was $23.2 million for the year ended December 31, 2022 compared to $65.7 million for the year ended December 31, 2021, a decrease of $42.5 million or 65%. Gross margin was 37% for the year ended December 31, 2022 compared to 66% for the year ended December 31, 2021, a decrease of 2,840 basis points. The decrease in gross margin was driven primarily by licensing revenue recognized in the prior year under the Development and License Agreements with Stryker and the Settlement and License Agreement with the Stryker Parties.

    Sales and marketing.    Sales and marketing expense was $25.3 million for the year ended December 31, 2022 compared to $24.9 million for the year ended December 31, 2021, an increase of $0.4 million or 2%. The increase was due primarily to increases in marketing expense of $0.6 million, commission expense of $0.3 million and depreciation expense of $0.2 million, which was partially offset by decreases in professional services of $0.2 million, legal expense of 0.2 million, travel and entertainment expense of $0.1 million, personnel related costs of $0.1 million and instrumentation and supplies of $0.1 million. Sales and marketing expense increased as a percentage of total revenue to 41% for the year ended December 31, 2022 compared to 25% for the year ended December 31, 2021.

    Research and development.    Research and development expense was $15.3 million for the year ended December 31, 2022 compared to $14.8 million for the year ended December 31, 2021, an increase of $0.5 million or 4%. The increase was due primarily to an increase in professional and outside services of $1.0 million, and a reduction of $0.7 million of cost allocated to the advance on research and development, partially offset by lower personnel related costs of $0.8 million, project prototype and supply costs of $0.1 million, clinical trial expense of $0.1 million, and lower other costs of $0.2 million. Research and development expense increased as a percentage of total revenue to 25% for the year ended December 31, 2022 from 15% for the year ended December 31, 2021.

    General and administrative.    General and administrative expense was $28.8 million for the year ended December 31, 2022 compared to $29.0 million for the year ended December 31, 2021, a decrease of $0.2 million or 1%. The decrease was primarily due to a decrease in legal fees of $1.8 million and a decrease in insurance costs of $0.5 million, partially offset by increases in freight costs of $1.0 million, professional services of $0.4 million, bad debt expense of $0.4 million, and technology expenses of $0.3 million. General and administrative expense increased as a percentage of total revenue to 46% for the years ended December 31, 2022 from 29% for the year ended December 31, 2021.

     Total other (expenses) income, net.    Total other (expenses) income, net was $4.2 million of other expenses for the year ended December 31, 2022 compared to other income of $0.7 million for the year ended December 31, 2021, a change of $4.9 million, or 715%. The change was primarily due to the prior year recognition of a gain on forgiveness of PPP loan of $4.8 million, and $2.5 million for the unused portion of the advance on research and development under the Development Agreement with Stryker, offset by lower interest expense of $1.5 million resulting from a loss on the extinguishment of debt in 2021, and a decrease of $0.4 million in foreign currency exchange transaction loss.

    Income taxes.    Income tax benefit was $(23,000) for the year ended December 31, 2022 and income tax provision was $91,000 for the year ended December 31, 2021. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the years ended December 31, 2021 and 2020

For a discussion of the comparison of our results of operations for the fiscal years ended December 31, 2021 and 2020, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Liquidity, capital resources and plan of operations

Reverse Stock Split

On October 26, 2022, our Board of Directors approved a 1-for-25 reverse stock split of our Common Stock ("Reverse Stock Split"), which was implemented in November 2022. As a result of the Reverse Stock Split, each of the holders of our Common Stock received one (1) new share of Common Stock for every twenty-five (25) shares such shareholder held immediately prior. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would have otherwise resulted from the Reverse Stock Split were rounded up to the next whole number of shares. The Reverse Stock Split also affected the Company’s outstanding stock options and warrants and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio.

All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated. The total number of our authorized shares of preferred stock was not affected by the foregoing. However, the total number of our authorized common stock was decreased to 20,000,000 after giving effect to the Reverse Stock Split. In connection with the Reverse Stock Split, there was no change in the par value per share of $0.00001.

Sources of liquidity and funding requirements

    From our inception in June 2004 through the year ended December 31, 2022, we have financed our operations primarily through private placements of preferred stock, our initial public offering in 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. We have not yet attained profitability and continue to incur operating losses and negative operating cash flows.

    At December 31, 2022, we had an accumulated deficit of $581.3 million.

We expect to incur substantial expenditures in the foreseeable future in connection with the following:

•expansion of our sales and marketing efforts, including the expanded advertising of our Platinum Services℠ Program;
•expansion of our manufacturing capacity;
•funding research and development activities related to new and existing products, including our porous-coated technology for the Imprint system and Actera™ line extensions;
•pursuing and maintaining appropriate regulatory clearances and approvals for our existing products and any new products that we may develop; and
•enforcing our intellectual property rights and pursuing our claims against Aetna.

    We anticipate that our principal sources of funds in the future will be revenue generated from the sales of our products, potential future capital raises through the issuance of equity or other securities, available sales of shares under the Sales Agreement, or potential debt financings, and revenues that we may generate in connection with licensing our intellectual property. Additionally, in order for us to meet our long-term operating plan, revenue growth, gross margin improvements and leveraging operating expenses will be necessary to reduce cash used in operations. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. It is also possible that we may allocate significant amounts of capital toward products or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even have to scale back our operations. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

On March 23, 2020, we filed a shelf registration statement on Form S-3 (the "Shelf Registration Statement"), which was declared effective by the SEC on August 5, 2020. Under the Shelf Registration Statement, we are permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. The Shelf Registration Statement is intended to provide us flexibility to conduct sales of our registered securities, subject to market conditions and our future capital needs.

On August 5, 2020, we filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of our common stock and entered into an ATM issuance sales agreement (the "Sales Agreement"), with Cowen and Company, LLC ("Cowen"), pursuant to which we may offer and sell shares of the our common stock to or through Cowen, acting as agent and/or principal, from time to time in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Under the Sales Agreement, Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and we have provided Cowen with customary indemnification rights. Any shares of Common Stock offered pursuant to the Sales Agreement will be offered and sold pursuant to the Shelf Registration Statement. We are not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of the date thereof, we have not sold any shares under the Sales Agreement.
    On December 17, 2018, we entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lincoln Park Capital ("LPC"). Upon entering into the Stock Purchase Agreement, we sold 76,879 shares of common stock for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. Additionally, as consideration for LPC’s commitment to purchase shares of common stock under the LPC Agreement, we issued 14,177 shares to LPC (adjusted for the 1-for-25 reverse stock split).  We had the right at our sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. We controlled the timing of any sales to LPC and LPC was obligated to make purchases of our common stock upon receipt of requests from us in accordance with the terms of the Stock Purchase Agreement. There were no upper limits to the price per share LPC would pay to purchase the up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares was to be based on the then prevailing market prices of our shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC was not obligated to make purchases of our common stock pursuant to receipt of a request from us on any business day on which the last closing trade price of our common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share. No warrants, derivatives, financial or business covenants were associated with the Stock Purchase Agreement and LPC agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of our common stock. The Stock Purchase Agreement expired on January 1, 2022.

On September 23, 2020, we and a healthcare-focused institutional investor entered into a subscription agreement the "Subscription Agreement," pursuant to which we sold (i) 340,483 shares of its common stock and accompanying warrants to purchase up to 340,483 shares of common stock and (ii) pre-funded warrants to purchase up to 379,718 shares of common stock and accompanying warrants to purchase up to 379,718 shares of common stock in a registered direct offering (adjusted for the 1-for-25 reverse stock split) for gross proceeds of approximately $17.3 million. The common stock (or one pre-funded warrants in lieu thereof) and accompanying warrants were sold as units, each consisting of one share (or one pre-funded warrant to purchase one share of common stock in lieu thereof) and one warrant to purchase one share of common stock, at an offering price of $23.95 per unit. The net proceeds to us from the offering, after deducting the placement agent's fees and other estimated offering expenses payable by us, was approximately $15.9 million.

The pre-funded warrants became exercisable immediately upon issuance, have an exercise price of $0.0025 per share and were exercisable until all of the pre-funded warrants were exercised in full. As of March 31, 2021, all pre-funded warrants were exercised. The warrants became exercisable immediately upon issuance, have an exercise price of $21.87 per share (adjusted for the 1-for-25 reverse stock split), and will expire five years from the date of issuance. As of December 31, 2022, approximately 240,000 of these warrants have been exercised. The pre-funded warrants and the warrants each prohibit the holder from exercising any portion thereof to the extent that the holder would own more than 9.99% of the number of shares of common stock outstanding immediately after exercise. The number of shares issuable upon exercise of the warrants and pre-funded warrants and the exercise price of the warrants and pre-funded warrants is adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

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

The New Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the New Credit Agreement contains a minimum liquidity covenant requiring the us to maintain unrestricted cash and cash equivalents in excess of $4.0 million. The New Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Term Facility may be accelerated. As of December 31, 2022, we were not in breach of covenants under the New Credit Agreement. For further information regarding the New Credit Agreement see “Note I—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

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

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), was enacted on March 27, 2020 in the United States. On April 17, 2020, we entered into an approximately $4.7 million promissory note (the "PPP Note"), with East West Bank as the lender under the PPP offered by the SBA, to mitigate the negative financial and operational impacts of the COVID-19 pandemic. The interest rate on the PPP Note was a fixed rate of 1% per annum. We were required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022 (the "Maturity Date"). We were required to pay regular monthly payments in an amount equal to one month’s accrued interest commencing on August 2, 2021, with all subsequent interest payments to be due on the same day of each month after that. According to the terms of the PPP, all or a portion of the loan as well as any accrued interest was eligible to be fully forgiven if the funds were used for payroll costs, interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, we used the proceeds of the loan primarily for payroll costs. We submitted the loan forgiveness application to the lender on December 11, 2020. We resubmitted the application on February 23, 2021 with additional supporting documentation as requested by the lender. On March 4, 2021, our lender submitted our application to the SBA for their review and on June 30, 2021, we received notification through our lender that the SBA had rendered a final decision regarding its review of the PPP loan forgiveness application, fully approving the loan forgiveness application as of June 28, 2021.

On November 8, 2022 we entered into a Settlement and License Agreement with Medacta, pursuant to which the parties agreed to terms for resolving the then-existing patent disputes. In consideration of the licenses, releases, covenants and other immunities granted by us to Medacta, Medacta was required to pay us a fee promptly after execution of the Settlement and License Agreement, which was received in full on December 12, 2022. The agreement provides for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon receipt of the payment from Medacta.

On February 17, 2021, we closed an offering of our common stock under the Shelf Registration Statement and issued and sold 3,238,095 shares of our common stock at a public offering price of $26.25 per share (adjusted for the 1-for-25 reverse stock split), for aggregate net proceeds of approximately $79.6 million. We intend to use the net proceeds of the offering of the shares for general corporate purposes, which may include research and development costs, sales and marketing costs, clinical studies, manufacturing development, the acquisition or licensing of other businesses or technologies, repayment and refinancing of debt, including our secured term loan facility, working capital and capital expenditures.

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

    At December 31, 2022, we had cash and cash equivalents of $48.7 million and $0.5 million in restricted cash allocated to lease deposits.  Based on our current operating plan, we expect to fund our operations, capital expenditure requirements and debt service over the next twelve months with existing cash and cash equivalents as of December 31, 2022, anticipated revenue from operations, revenue that may be generated in connection with licensing intellectual property, available sales of shares under the Sales Agreement, funds from additional equity or debt financing. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenues, and the fact that we could use our capital resources sooner than we expect.

The COVID-19 pandemic has negatively impacted our business, operations and financial condition. As part of our response to COVID-19, we took certain measures in preserving liquidity. In addition to the furlough implemented in March through April 2020, we have eliminated, reduced, or are deferring significant non-essential expense including sales, marketing, quality, clinical, regulatory and all general and administrative expense.

Cash flows

    The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(50,153)	$(8,399)	$(41,754)	(497)%
Investing activities	(1,918)	(2,300)	382	17
Financing activities	—	82,803	(82,803)	(100)
Effect of exchange rate on cash	82	(121)	203	168
Total	$(51,989)	$71,983	$(123,972)	(172)%

    Net cash used in operating activities.    Net cash used in operating activities was $50.2 million for the year ended December 31, 2022 and $8.4 million for the year ended December 31, 2021, an increase in use of $41.8 million. The $41.8 million increase in net cash used in operating activities was primarily affected by an increase in net loss of $48.1 million, an increase in accounts receivable of $0.5 million, an increase in prepaid expense and other assets of $0.6 million, an increase in inventory of $1.1 million, an increase in royalty and licensing receivable of $0.8 million, an increase in advance on research and development under the Stryker Agreements of $3.2 million, an increase in contract liability of $14.0 million, a decrease in accounts payable, accrued expenses and other liabilities of $8.4 million. Non-cash reconciling items include an increase on the loss on extinguishment of debt of $1.1 million, an increase on gain on forgiveness of PPP loan of $4.8 million, a decrease in unrealized foreign exchange gain/loss of $1.1 million, and a decrease in stock compensation expense of $1.7 million.

    Net cash used in investing activities.    Net cash used in investing activities was $1.9 million for the year ended December 31, 2022 compared to $2.3 million cash used in investing activities for the year ended December 31, 2021, a decrease of $0.4 million. The decrease is due to a decrease in costs related to the acquisition of property, plant, and equipment.

    Net cash provided by financing activities.    Net cash provided by financing activities was $— million for the year ended December 31, 2022 and $82.8 million for the year ended December 31, 2021, a decrease of $82.8 million. Net cash provided by financing activities in the prior year included $79.6 million of net proceeds from the issuance of common stock under the Shelf Registration Statement and $5.3 million of proceeds from the exercise of common stock warrants.

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

    The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 0.8% to 6.2%. We incurred aggregate revenue share expense, included in research and development, including all amounts payable under our scientific advisory board revenue share agreements of $2.2 million during the year ended December 31, 2022, and representing 3.8% of product revenue, $2.2 million during the year ended December 31, 2021, representing 3.7% of product revenue. For further information, see “Note H—Commitments and Contingencies—Revenue Share Agreements” in the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Segment information

    We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

    Through December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue recognition

    Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Austria, Ireland, Switzerland, Spain, Portugal, the Netherlands, Belgium, the Dutch Antilles, Suriname, Brazil, Australia, the United Arab Emirates, the Sultanate of Oman, Italy, Poland and other markets. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into pricing agreements.

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

Under ASC 606, the individual rights to license certain of our patents are accounted for as a single performance obligation. The earnings process is complete and revenue is recognized at a point in time, that is, upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Ongoing royalty revenue is generated from our agreement with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. Under ASC 606, the license agreement with MicroPort indicates that the licenses are functional and thus revenue recognition is upon the license execution date.

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

Inventories

    Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. We regularly review our inventory quantities on hand and related cost and record a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. We also review our inventory value to determine if it reflects the lower of cost or net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the years ended December 31, 2022, and 2021, we recognized provisions of $4.7 million and $2.6 million, respectively, to adjust our inventory value to the lower of cost or net realizable value for excess and obsolete reserves, and estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

Long-lived assets

We test impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. If changes in circumstances lead us to believe that any of our long-lived assets may be impaired, we will test the asset group for recoverability, by evaluating whether the estimated undiscounted cash flows, including estimated residual value, generated from the asset group are sufficient to support the carrying value of the assets. During the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 and December 31, 2022, we had experienced a significant decrease in our stock price and incurred current-period operating losses associated with our asset group, and as such, an assessment for recoverability was performed. We evaluated whether the estimated undiscounted cash flows, including estimated terminal value, generated from the asset group were sufficient to support the carrying value of the assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, we may be required to record impairment charges. During the years ended December 31, 2022 and 2021, no such impairment charges were recognized.

Income taxes

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Conformis, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Conformis, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Management's assertion of the Company's ability to continue as a going concern

As described further in note A to the financial statements, the Company has an accumulated deficit and recurring losses. Management has assessed, based on its operating plan, that the Company’s current cash and cash equivalents and anticipated revenue from operations are sufficient to satisfy the Company’s obligations as they come due for at least one year from the issuance date of these financial statements.

We determined management’s assessment over the Company's ability to continue as a going concern is a critical audit matter.

The principal consideration for our determination that the Company’s ability to continue as a going concern is a critical audit matter is the estimation uncertainty related to the Company’s forecasted cash flows, which requires significant auditor judgment in evaluating the reasonableness of such forecasts.

Our audit procedures related to management’s assessment over its ability to continue as a going concern included the following, among others:

•We tested the reasonableness of the Company’s cash flow projections in management’s assessment for consistency with historical data and changes in the business.
•We performed sensitivity analyses on the projected revenue growth rates and operating margins used in the Company’s cash flow projections to evaluate the impact on the conclusions reached by management.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2008.

Boston, Massachusetts
March 1, 2023

CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021

Assets
Current Assets
Cash and cash equivalents	$48,667	$100,556
Accounts receivable, net	9,773	9,079
Royalty and licensing receivable	134	280
Inventories	18,910	15,204
Prepaid expenses and other current assets	1,785	1,764
Total current assets	79,269	126,883
Property and equipment, net	8,154	10,268
Operating right-of-use assets	6,078	7,536
Other Assets
Restricted cash	462	562
Other long-term assets	85	92
Total assets	$94,048	$145,341

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,163	$6,557
Accrued expenses	7,978	9,576
Operating lease liabilities	1,932	1,830
Total current liabilities	14,073	17,963
Other long-term liabilities	230	—
Long-term debt, less debt issuance costs	20,563	20,355
Operating lease liabilities	5,003	6,471
Total liabilities	39,869	44,789
Commitments and contingencies (Note H)
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at December 31, 2022 and December 31, 2021; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value:
Authorized: 20,000,000 shares authorized at December 31, 2022 and December 31, 2021; 7,502,462 and 7,441,668 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively*	—	2
Additional paid-in capital*	634,647	632,513
Accumulated deficit	(581,324)	(530,851)
Accumulated other comprehensive income (loss)	856	(1,112)
Total stockholders’ equity	54,179	100,552
Total liabilities and stockholders’ equity	$94,048	$145,341
*Adjusted for the 1-for-25 reverse stock split
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Revenue
Product	$57,825	$58,318
Royalty and licensing	4,225	41,542
Total revenue	62,050	99,860
Cost of revenue	38,837	34,179
Gross profit	23,213	65,681

Operating expenses
Sales and marketing	25,308	24,904
Research and development	15,340	14,791
General and administrative	28,843	28,994
Total operating expenses	69,491	68,689
Loss from operations	(46,278)	(3,008)

Other income and expenses
Interest income	53	97
Interest expense	(2,019)	(3,496)
Foreign currency exchange transaction loss	(2,252)	(3,167)
Other income	—	7,252
Total other (loss) income	(4,218)	686
Loss before income taxes	(50,496)	(2,322)
Income tax (benefit) provision	(23)	91

Net loss	$(50,473)	$(2,413)

Net loss per share - basic and diluted*	$(6.99)	$(0.36)

Weighted average common shares outstanding - basic and diluted*	7,219,368	6,668,530
*Adjusted for the 1-for-25 reverse stock split

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Years Ended December 31,
	2022	2021
Net loss	$(50,473)	$(2,413)
Other comprehensive income
Foreign currency translation adjustments	1,968	2,888
Comprehensive (loss) income	$(48,505)	$475

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share and per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital*	Accumulated Deficit
	Shares*	Par Value*				Total
Balance, December 31, 2020	3,821,830	$1	$543,809	$(528,438)	$(4,000)	$11,372
Issuance of common stock—restricted stock	141,541	—	—	—	—	$—
Issuance of common stock at public offering, less issuance costs of $5.4 million	3,238,095	1	79,636	—	—	79,637
Issuance of common stock upon exercise of common stock warrants	240,202	—	5,253	—	—	5,253
Compensation expense related to issued stock options and restricted stock awards	—	—	3,815	—	—	3,815
Net loss	—	—	—	(2,413)	—	(2,413)
Other comprehensive income	—	—	—	—	2,888	2,888
Balance, December 31, 2021	7,441,668	$2	$632,513	$(530,851)	$(1,112)	$100,552
Issuance of common stock—restricted stock	60,794	—	—	—	—	—
Effect of the 1-for 25 reverse stock split	—	(2)	2	—	—	—
Compensation expense related to issued stock options and restricted stock awards	—	—	2,132	—	—	2,132
Net loss	—	—	—	(50,473)	—	(50,473)
Other comprehensive income	—	—	—	—	1,968	1,968
Balance, December 31, 2022	7,502,462	$—	$634,647	$(581,324)	$856	$54,179
*Adjusted for the 1-for-25 reverse stock split
The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(50,473)	$(2,413)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,032	4,273
Stock-based compensation expense	2,132	3,815
Unrealized foreign exchange loss	1,888	3,009
Non-cash lease expense	1,520	1,443
Provision for bad debts on trade receivables	396	48
Gain on forgiveness of PPP loan	—	(4,772)
Loss on extinguishment of debt	—	1,068
Non-cash interest expense	167	738
Changes in operating assets and liabilities:
Accounts receivable	(1,090)	(612)
Royalty and licensing receivable	145	976
Inventories	(3,704)	(2,619)
Prepaid expenses and other assets	(15)	546
Accounts payable, accrued expenses, and other liabilities	(5,151)	3,269
Contract liability	—	(14,000)
Advance on research and development	—	(3,168)
Net cash used in operating activities	(50,153)	(8,399)

Cash flows from investing activities:
Acquisition of property and equipment	(1,918)	(2,300)
Net cash used in investing activities	(1,918)	(2,300)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	—	5,253
Debt issuance costs	—	(659)
Loss on extinguishment of debt	—	(1,216)
Proceeds from issuance of debt	—	21,000
Payments on long-term debt	—	(21,212)
Net proceeds from issuance of common stock	—	79,637
Net cash provided by financing activities	—	82,803
Foreign exchange effect on cash and cash equivalents	82	(121)
(Decrease) increase in cash, cash equivalents, and restricted cash	(51,989)	71,983
Cash, cash equivalents, and restricted cash beginning of period	101,118	29,135
Cash, cash equivalents, and restricted cash end of period	$49,129	$101,118

Supplemental information:
Cash paid for interest	1,656	1,463
Non-cash investing and financing activities
Operating leases right-of-use assets obtained in exchange for lease obligations	63	3,763
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

Liquidity and operations

These consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

    Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. The Company has recurring losses for the years ended December 31, 2022 and 2021. At December 31, 2022, the Company had an accumulated deficit of $581.3 million and cash and cash equivalents of $48.7 million, and $0.5 million in restricted cash allocated to a lease deposit.

The Company currently expects that its existing cash and cash equivalents as of the date hereof and anticipated revenue from operations will enable the Company to fund its operations, capital expenditure requirements and debt service for the 12 months following the date of this filing. However, for the Company to meet its operating plan, the Company expects that revenue growth, margin improvements and leveraging operating expenses will be necessary. To enhance its liquidity position, the Company has taken measures to manage its expenses, will continue to monetize the Company’s intellectual property, and will evaluate additional equity or debt financing opportunities. Whether the Company ultimately consummates such an additional equity and/or debt financing will depend on many factors, including market conditions. It cannot be assured that the Company will be successful in raising such additional financing, or in achieving the revenue growth, margin improvements and operating expense leverage.

On October 26, 2022, the Company's Board of Directors approved a 1-for-25 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) which was implemented in November 2022. All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated. There were no fractional shares issued as a result of the Reverse Split. All fractional shares as a result of the Reverse Split were rounded up to the nearest whole number. The total number of the Company’s authorized shares of preferred stock was not affected by the foregoing. However, the total number of the Company's authorized common stock was decreased to 20,000,000 after giving effect to the Reverse Stock Split. For further information regarding this Reverse Stock Split, see "Note J—Stockholders' Equity".

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

On February 17, 2021, the Company closed an offering of its common stock under the Company's shelf registration statement on Form S-3, pursuant to which the Company issued and sold 3,238,095 shares of its common stock at a public offering price of $26.25 per share (adjusted for the 1-for-25 reverse stock split), for aggregate net proceeds of approximately $79.6 million. For further information regarding this public offering, see "Note J—Stockholders' Equity".

In December 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus subsequently spread to other parts of the world, including the United States and Europe, and caused unprecedented disruptions in the global economy as efforts to contain the spread of the virus intensified. In March 2020, the World Health Organization declared this coronavirus outbreak ("COVID-19") to be a pandemic. The Company has experienced significantly decreased demand for its products during the pandemic as healthcare providers and individuals have de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which has had, and is expected to continue to have a significant negative effect on the Company's revenue. More recently, in the third and fourth quarters of 2021, the Company experienced higher levels of deferred and rescheduled knee and hip procedures as a result of the surge in COVID-19 cases associated with the Delta and Omicron variants. During the first quarter of 2022, United States case counts peaked in January and then trended downward for the remainder of the year. The future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

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

Note B—Summary of Significant Accounting Policies

Concentrations of credit risk and other risks and uncertainties

    Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains the majority of its cash with accredited financial institutions which mitigates potential risks related to concentration. The Company had $1.2 million as of December 31, 2022 and $0.6 million as of December 31, 2021 held in foreign bank accounts, that are not federally insured.

    The Company and its contract manufacturers rely on sole source suppliers and service providers for certain components. A shortage or stoppage of shipments of the materials or components that the Company purchases could result in a delay in production or adversely affect the Company’s operating results.

     For the year ended December 31, 2022, no customer represented greater than 10% of total revenue. For the year ended December 31, 2021, Stryker Corporation (“Stryker”), Wright Medical Technology, Inc. (“Wright Medical”), and Tornier, Inc. (“Tornier,” and collectively with Stryker and Wright Medical, the "Stryker Parties") represented 40% of total revenue. As of December 31, 2022 and 2021, there were no customers that represented greater than 10% of total net receivable balance.

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

Cash, cash equivalents and restricted cash

    The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased to be cash equivalents. The Company’s cash equivalents consist of demand deposits and money market accounts. Demand deposits and money market accounts are carried at cost which approximates their fair value. The Company has recorded restricted cash of $0.5 million as of December 31, 2022, and $0.6 million as of December 31, 2021. Restricted cash consisted of security provided for lease obligations.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$48,667	$100,556
Restricted cash	462	562
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$49,129	$101,118

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

Inventories

    Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the years ended December 31, 2022 and 2021, the Company recognized provisions of $4.7 million and $2.6 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for excess and obsolete reserves, and estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Long-lived assets

The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. If changes in circumstances lead the Company to believe that any of its long-lived assets may be impaired, the Company will test the asset group for recoverability, by evaluating whether the estimated undiscounted cash flows, including estimated residual value, generated from the asset group are sufficient to support the carrying value of the assets. During the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, the Company had experienced a significant decrease in its stock price and incurred current-period operating losses associated with its asset group, and as such, an assessment for recoverability was performed. The Company evaluated whether the estimated undiscounted cash flows, including estimated terminal value, generated from the asset group were sufficient to support the carrying value of the assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges. During the years ended December 31, 2022 and 2021, no such impairment charges were recognized.

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

Revenue recognition

Product Revenue Recognition

    Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2022. Payment is typically due between 30 - 60 days from invoice.

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

    Unconditional rights to consideration are reported as receivables. Incidental items that are immaterial in the context of the contract are recognized as expense. At December 31, 2022, the Company had $0.2 million of contract liabilities recorded on the Consolidated Balance Sheets derived from contract with customers. There were no contract assets recorded at December 31, 2022. The Company did not have any contract assets or liabilities recorded at December 31, 2021.

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

The Company records a contract liability when there is an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. The Company has concluded that Stryker meets the definition of a customer for a portion of the obligations under the Stryker Agreements. There was no contract liability balance as of January 1, 2022. As of January 1, 2021, the contract liability balance was $14.0 million, which was related to consideration received from the customer under the Asset Purchase Agreement and Development Agreement. The Company concluded the license rights under the License Agreement were functional and would be recognized at the point in time when 510(k) clearance was received from the FDA as required under Milestone 3 in the License Agreement, or upon termination by Stryker and Stryker's election to purchase the license rights. On April 19, 2021, the Company achieved the third of three milestones under the License Agreement when it received 510(k) clearance from the FDA and received $11.0 million from Stryker. In connection with the 510(k) clearance, the Company recognized as royalty and license revenue the $14.0 million that was previously deferred as contract liability, plus the $11.0 million payment received, for a total aggregate of $25.0 million during the quarter ended June 30, 2021. There are no amounts recorded as contract liability related to the Stryker agreements as of December 31, 2022. In addition, during the quarter ended June 30, 2021, the Company recorded $2.5 million in other income for the remaining portion of the advance on research and development, that was not used to offset against research and development expenses.

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

On November 8, 2022 the Company entered into a Settlement and License Agreement with Medacta USA, ("Medacta"), pursuant to which both parties have agreed to terms for resolving all of their existing patent disputes. In consideration of the licenses, releases, covenants and other immunities granted by the Company to Medacta, Medacta was required to pay the Company a fee promptly after execution of the Settlement and License Agreement, which was received in full on December 12, 2022. The agreement provides for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon receipt of the payment from Medacta. These individual rights are not accounted for as separate performance obligations as (i) the nature of the promise, within the context of the agreement, is to transfer combined items to which the promised rights are inputs and (ii) the Company's promise to transfer each individual right described above to Medacta is not separately identifiable from other promises in the agreement. As a result, the Company accounts for the promises in the agreement as a single performance obligation. Medacta legally obtained control of the license and other rights upon payment to Conformis. As such, the earnings process is complete and revenue was recognized upon receipt of the payment, and all other revenue recognition criteria had been met within the scope of ASC 606. In connection with the Settlement and License Agreement, the Company recognized licensing revenue during the year ended December 31, 2022. See “Note H—Commitments and Contingencies, Legal proceedings” for further discussion of the Medacta settlement.
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

    The following table summarizes activity for rebate allowance reserve for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Beginning Balance	$79	$81
Provision related to current period sales	126	107
Payments or credits issued to customer	(97)	(109)
Ending Balance	$108	$79

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

Shipping and handling costs

    Shipping and handling activities prior to the transfer of control to the customer (e.g., when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $4.1 million and $3.1 million for the years ended December 31, 2022 and 2021, respectively.

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

The Company recognized $0.7 million in Research and development expense for the year ended December 31, 2021, which was offset by a portion of the advance on research and development received upon execution of the agreements and additional payments received for the achievement of all three milestones. During the quarter ended June 30, 2021, the Company recorded $2.5 million in other income for the remaining portion of the advance on research and development, that was not used to offset against research and development expenses.

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

Advertising expense

    Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.6 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

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

    The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Years Ended December 31,
(in thousands, except share and per share data)	2022	2021
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(50,473)	$(2,413)
Denominator:
Denominator for basic loss per share:
Weighted average shares*	7,219,368	6,668,530
Basic loss per share attributable to Conformis, Inc. stockholders*	$(6.99)	$(0.36)
Diluted loss per share attributable to Conformis, Inc. stockholders*	$(6.99)	$(0.36)
  *Adjusted for the 1-for-25 reverse stock split

    The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Years Ended December 31,
	2022	2021
Common stock warrants*	—	103,646
Stock options, restricted stock awards, performance awards*	12,710	97,742
Total	12,710	201,388
*Adjusted for the 1-for-25 reverse stock split

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13. The ASU 2019-11 amendment provides clarity and improves the codification to ASU 2016-13. The pronouncements are concurrently effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial statements.

Note C—Accounts Receivable

    Accounts receivable consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Total receivables	$10,383	$9,336
Allowance for doubtful accounts and returns	(610)	(257)
Accounts receivable, net	$9,773	$9,079

    The beginning accounts receivable balance as of January 1, 2022 and 2021, was $9.1 million and $8.5 million, respectively. All activity within accounts receivables relate to normal operational activity from the period. Accounts receivable included unbilled receivable of $1.4 million and $1.1 million for the years ended December 31, 2022 and 2021. Write-offs related to accounts receivable were approximately $50,000 and $78,000, for the years ended December 31, 2022 and 2021, respectively.

    Summary of allowance for doubtful accounts and returns activity was as follows (in thousands):

	December 31, 2022	December 31, 2021
Beginning balance	$(257)	$(290)
Provision for bad debts on trade receivables	(396)	(48)
Other allowances	(7)	3
Accounts receivable write-offs	50	78
Ending balance	$(610)	$(257)

Note D—Inventories

    Inventories consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Raw Material	$9,699	$6,109
Work in process	2,118	3,187
Finished goods	7,093	5,908
Total Inventories	$18,910	$15,204

Note E—Property and Equipment

    Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	December 31, 2022	December 31, 2021
Equipment	5-7	$20,490	$20,091
Furniture and fixtures	5-7	765	873
Computer and software	3	11,037	10,540
Leasehold improvements	3-7	2,295	2,243
Reusable instruments	5	7,147	6,272
Molding and Tooling	5	489	379
Total property and equipment		42,223	40,398
Accumulated depreciation		(34,069)	(30,130)
Property and equipment, net		$8,154	$10,268

    Depreciation expense related to property and equipment was $4.0 million and $4.3 million for the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company did not recognize an impairment charge.

Note F—Accrued Expenses

    Accrued expenses consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued employee compensation	$4,279	$4,701
Accrued legal expense	397	2,140
Accrued vendor charges	903	462
Accrued revenue share expense	791	824
Accrued clinical trial expense	342	335
Deferred revenue	215	—
Accrued other	1,051	1,114
	$7,978	$9,576

Note G—Leases

    The Company maintains its corporate headquarters in a leased building located in Billerica, Massachusetts. The Company maintains its design and manufacturing facilities in leased buildings located in Wilmington, Massachusetts, Wallingford, Connecticut, and Hyderabad, India.

    The Company's leases have remaining lease terms of approximately one-to-five years, some of which include one or more options to extend the leases for up to five years per renewal. The exercise of lease renewal options is at the sole discretion of the Company. The amounts disclosed in the Consolidated Balance Sheet pertaining to right-of-use assets and lease liabilities are measured based on management’s current expectations of exercising its available renewal options.

On May 11, 2021, the Company executed an amendment to extend the term of the Wilmington lease through September 30, 2027.

    The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing, or enter into additional leases.

    As of December 31, 2022, the Company has not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

    The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

    Cash paid for amounts included in lease liability were $1.8 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively. The components of lease expense and related cash flows were as follows (in thousands):

	December 31, 2022	December 31, 2021
Rent expense	$1,940	$1,863
Variable lease cost (1)	362	426
	$2,302	$2,289
(1) Variable operating lease expenses consist primarily of common area maintenance and real estate taxes for the years ended December 31, 2022 and 2021.

    As of December 31, 2022, the remaining weighted-average lease term of the operating leases was 3.87 years and the weighted-average discount rate was 6.0%.

    The future minimum rental payments under these agreements as of December 31, 2022 were as follows (in thousands):

Year	Minimum Lease Payments
2022	—
2023	2,075
2024	2,126
2025	1,872
2026	971
2027	740
Total lease payments	$7,784
Present value adjustment	(849)
Present value of lease liabilities	$6,935

Note H—Commitments and Contingencies

License and revenue share agreements

Revenue share agreements

    The Company is party to revenue share agreements with certain past and present members of its scientific advisory board under which these advisors agreed to participate on its scientific advisory board and to assist with the development of the Company’s personalized implant products and related intellectual property. These agreements provide that the Company will pay the advisor a specified percentage of the Company’s net revenue, ranging from 0.10% to 1.33%, with respect to the Company’s products on which the advisor made a technical contribution or, in some cases, which the Company covered by a claim of one of its patents on which the advisor is a named inventor. The specific percentage is determined by reference to product classifications set forth in the agreement and may be tiered based on the level of net revenue collected by the Company on such product sales. The Company’s payment obligations under these agreements typically expire a fixed number of years after expiration or termination of the agreement, but in some cases expire on a product-by-product basis or expiration of the last to expire of the Company’s patents where the advisor is a named inventor that has claims covering the applicable product.

    The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $2.2 million during the year ended December 31, 2022, representing 3.8% of product revenue and $2.2 million during the year ended December 31, 2021, representing 3.7% of product revenue. Revenue share expense is included in research and development.

Other obligations

In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2022 or December 31, 2021.

Legal proceedings

    In the ordinary course of the Company's business, the Company is subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where the Company sells its products. In the case of matters below in which we are a defendant, adverse outcomes could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is presently unable to predict the outcome of these lawsuits or to reasonably estimate a range of potential losses, if any, related to the lawsuits. Legal costs associated with legal proceedings are accrued as incurred.

Settlement and License Agreement with Medacta

On August 29, 2019, the Company filed a lawsuit against Medacta USA, Inc. in the United States District Court for the District of Delaware. The Company amended its complaint on December 23, 2019, and again on October 14, 2020, adding Medacta International SA (Medacta USA, Inc.’s parent company) as a defendant (Medacta USA, Inc. and Medacta International SA are referred to, together, as “Medacta”). The Company is seeking damages for Medacta’s infringement of certain of the Company’s patents related to patient-specific instrument and implant systems, alleging that Medacta’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe four of the Company’s patents. The accused product lines include Medacta patient-specific instrument and implant systems for knee and shoulder replacement procedures. On January 6, 2020, Medacta filed its answer to the Company's complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by the Company. Medacta’s answer also alleges the affirmative defense that the Company's asserted patents are invalid. On January 21, 2021, Medacta International SA filed a partial motion to dismiss; on February 16, 2021, the Company filed its opposition to the motion; and on March 2, 2021, Medacta International SA filed its reply. On March 4, 2021, the court issued its opinion on claim construction, ruling in the Company’s favor on the construction of all of the disputed terms. On June 3, 2022, the court denied Medacta International SA’s motion to dismiss. On September 8, 2022, the parties notified the court that an agreement in principle to settle the case had been reached. The trial schedule and case deadlines were canceled, pending the parties’ preparation of and agreement to a definitive settlement agreement.

On October 20, 2021, the Company filed a lawsuit against Medacta Germany GmbH and Medacta International SA (together, “Medacta Europe”) in the Regional Court of Düsseldorf ("German Court"). We are seeking damages for Medacta Europe’s infringement of one of our German patents related to patient-specific instrument and implant systems through Medacta Europe’s sales of multiple lines of PSI, as well as the implant components used in conjunction with them, in Germany. The accused product lines include Medacta Europe’s patient-specific instrument and implant systems for knee, hip, and shoulder replacement procedures. Medacta Europe filed its statement of defense on January 31, 2022. The Company filed its reply to Medacta’s statement of defense on April 28, 2022. As of July 28, 2022, the Company delivered security deposits in the amount of EUR 146,000 to the German Court in order to maintain the action. On September 1, 2022, an oral hearing on infringement and liability was held. On September 9, 2022, the parties notified the court that an agreement in principle to settle the case had been reached, and the issuance of further rulings by the court was delayed, pending the parties’ preparation of and agreement to a definitive settlement agreement.

On November 8, 2022, the Company entered into a non-exclusive, fully paid up, worldwide settlement and license agreement with Medacta, resolving the matters described in the two preceding paragraphs. Under the terms of this agreement, the Company granted a perpetual, irrevocable, non-exclusive license to Medacta to use patient-specific instrument technology covered by the Company's patents and patent applications with off-the-shelf implants for the knee and shoulder. This license does not extend to patient-specific implants. This license agreement provided for a single lump-sum payment by Medacta to the Company upon entering into the license agreement, which was paid in the fourth quarter of 2022.

Litigation with Osteoplastics

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

Settlement and License Agreement with Wright Medical and Stryker

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

Litigation against DePuy

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

Litigation against Exactech

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

Litigation against Bodycad Laboratories

On June 3, 2021, the Company filed a lawsuit against Bodycad Laboratories, Inc., Bodycad USA Corp. (together, “Bodycad”), and Exactech (collectively, “Defendants”), in the United States District Court for the Middle District of Florida seeking damages for Defendants’ infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that Defendants’ line of patient-specific surgical systems for unicondylar knee replacement surgery and Bodycad’s line of patient-specific surgical systems for knee osteotomy surgery infringe six of the Company's patents. On August 2, 2021, Exactech filed its answer to the complaint, denying that it infringed our asserted patents and also alleging that our asserted patents are invalid. On August 20, 2021, Bodycad filed a motion to dismiss and for a more definite statement. On September 10, 2021, the Company filed an amended complaint that continued to accuse the same products of infringing six of the Company's patents. On September 24, 2021, Defendants filed a motion to dismiss, and the Company opposed the motion to dismiss on October 15, 2021. On March 30, 2022, the court denied Defendants motion to dismiss. On February 9, 2023, the parties entered into a settlement and license agreement that resolves the patent infringement dispute filed by the Company in June of 2021. The parties agreed to an undisclosed amount for the dismissal of all patent litigation between the companies along with a release and license to certain Company patents related to patient-specific instrumentation and knee implants.

Litigation against Aetna

On May 8, 2020, the Company and an individual plaintiff filed a lawsuit against Aetna, Inc. and Aetna Life Insurance Company (together, “Aetna”) in the United States District Court for the District of Massachusetts seeking damages for Aetna’s improper denial of coverage for personalized knee implants under its health plans and the ones it administers. The Company amended its complaint on August 13, 2020, alleging that Aetna violated its duties under state and federal law, including the Employee Retirement Income Security Act. On March 31, 2021, the district court dismissed the Company’s claims against Aetna, but allowed the individual plaintiff’s claims to survive. The individual plaintiff settled his claims against Aetna in October 2021 and the Company subsequently filed a notice of appeal on April 15, 2022. Aetna filed its response to our appeal brief on June 15, 2022 and the appeals court heard oral arguments from the parties on the appeal briefs on November 8, 2022.

On January 23, 2023, the United States Court of Appeals for the First Circuit revived our trade libel claims against Aetna, finding that Aetna’s policy claims that our knee implants are “experimental” and “investigational” can plausibly be considered actionable product disparagement, and that the district court had erred in dismissing these claims. The court found that we have plausibly claimed that Aetna's policy decision caused orthopedic surgeons to stop prescribing its knee replacement implants. The court also revived our related claims for unfair trade practice and interference with advantageous relations. We intend to continue pursuing these claims against Aetna, and expect to incur additional legal expenses in 2023 (and potentially thereafter) in connection with doing so. We are seeking an award of monetary damages and equitable relief. We are not presently able to predict the ultimate outcome of this matter or to reasonably estimate a range of potential damages we may be awarded, if successful.

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

Note I—Debt and Notes Payable

    Long-term debt consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
MidCap, Term Loan	21,000	21,000
Less unamortized debt issuance costs	(437)	(645)
Long-term debt, less debt issuance costs	$20,563	$20,355

    Principal payments due as of December 31, 2022 consisted of the following (in thousands):

Principal Payment
2023	—
2024	1,750
2025	10,500
2026	8,750
Total	$21,000

MidCap Term Loan

On November 22, 2021, the Company and its subsidiary, ImaTx, Inc., entered into the New Credit Agreement with MidCap, as agent, and certain lender parties thereto. The New Credit Agreement provides for a five-year, $21 million secured Term Facility. The New Credit Agreement refinanced and replaced the prior secured loan agreement with Innovatus that the Company entered into in June 2019 (the “2019 Secured Loan Agreement”), which agreement has been terminated. The full amount of the $21 million Term Facility was borrowed on the date of entering into the New Credit Agreement, and the Company used these proceeds to repay all outstanding obligations under the 2019 Secured Loan Agreement.

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

The obligation of the Company with respect to the New Credit Agreement are secured by a security interest over substantially all of the personal property assets of the Company, including accounts receivable, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in its subsidiaries.The New Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the New Credit Agreement contains a minimum liquidity covenant requiring the Company to maintain unrestricted cash and cash equivalents in excess of $4.0 million. The New Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Term Facility may be accelerated. As of December 31, 2022, the Company was not in breach of covenants under the New Credit Agreement.

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

PPP Loan - East West Bank

On April 17, 2020, the Company entered into an approximately $4.7 million promissory note (the “PPP Note”) with East West Bank under the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (the "SBA") to mitigate the negative financial and operational impacts of the COVID-19 pandemic. The interest rate on the PPP Note was a fixed rate of 1% per annum. The Company was required to make one payment of all outstanding principal plus all accrued unpaid interest on April 9, 2022 (the “Maturity Date”). The Company was required to pay regular monthly payments in an amount equal to one month’s accrued interest commencing on August 2, 2021, with all subsequent interest payments to be due on the same day of each month after that. According to the terms of the PPP, all or a portion of the loan as well as any accrued interest was eligible to be fully forgiven if the funds were used for payroll costs, interest on certain other outstanding debt, rent, and utilities. In accordance with the CARES Act, the Company used the proceeds of the loan primarily for payroll costs. The Company accounted for the PPP Note as a debt instrument in accordance with ASC 470-50-40-2, with the proceeds from the loan recognized as a long-term liability, less any debt issuance costs, within the consolidated balance sheet. Interest is accrued at the stated rate on a monthly basis by applying the interest method under ASC 835.

The Company submitted the loan forgiveness application to the lender on December 11, 2020. On June 30, 2021, the Company received notification through its lender that the SBA had rendered a final decision regarding its review of the PPP loan forgiveness application, fully approving the loan forgiveness application as of June 28, 2021. The Company accounted for the forgiveness of the PPP Note in accordance with ASC 405-20-40-1 and ASC 470-50-40-2, where the liability was derecognized from the balance sheet upon formal forgiveness of the loan. The resulting gain on forgiveness was measured based on the net carrying value of the PPP Note, which includes accrued interest and deferred financing costs. The Company recorded a gain on forgiveness of PPP loan of $4.8 million within Other income and expenses on the consolidated statement of operations during the quarter ended June 30, 2021.

Note J—Stockholders’ Equity

Common stock

    Common stockholders are entitled to dividends as and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date.

On March 30, 2021, the Company's board of directors adopted a resolution approving a Certificate of Amendment to the Company's Restated Certificate of Incorporation to increase the Company's number of authorized shares of Common Stock from 200,000,000 to 300,000,000 (the “Certificate of Amendment”). The Company's stockholders approved the Certificate of Amendment at the 2021 Annual Meeting. The total number of the Company's authorized common stock was decreased to 20,000,000 after giving effect to the Reverse Stock Split.

Reverse Stock Split

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

The Company’s Board of Directors determined to proceed with implementing the 1-for-25 reverse stock split that was approved by shareholder on October 26, 2022, and such 1-for-25 reverse stock split was implemented in November 2022 (the “Reverse Stock Split”) . As a result of the Reverse Stock Split, each of the holders of the Company’s Common Stock received one (1) new share of Common Stock for every twenty-five (25) shares such shareholder held immediately prior. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would have otherwise resulted from the Reverse Stock Split were rounded up to the next whole number of shares. The Reverse Stock Split also affected the Company’s outstanding stock options and warrants and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio.

All share and per share information was retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated. The total number of the Company’s authorized shares of preferred stock was not affected by the foregoing. However, the total number of the Company's authorized common stock was decreased to 20,000,000. In connection with the Reverse Stock Split, there was no change in the par value per share of $0.00001.

Preferred stock

    The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at December 31, 2022 and December 31, 2021.

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

 "At-the-market” program

On March 23, 2020, the Company filed a shelf registration statement on Form S-3 (the "Shelf Registration Statement"), which was declared effective by the SEC on August 5, 2020. Under the Shelf Registration Statement, the Company is permitted to sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for its own account in one or more offerings. On August 5, 2020, the Company filed with the SEC a prospectus supplement, for the sale and issuance of up to $25 million of its common stock and entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell shares of the Company’s common stock to or through Cowen, acting as agent and/or principal, from time to time, in an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Under the Sales Agreement, Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cowen under the Sales Agreement, and we have provided Cowen with customary indemnification rights. Any shares of Common Stock offered pursuant to the Sales Agreement will be offered and sold pursuant to the Shelf Registration Statement. The Company is not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. As of the date hereof, the Company has not sold any shares under the Sales Agreement.

 Stock purchase agreement

On December 17, 2018, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Lincoln Park Capital ("LPC"). Upon entering into the Stock Purchase Agreement, the Company sold 76,879 shares of common stock (adjusted for the 1-for-25 reverse stock split) for $1.0 million to LPC, representing a premium of 110% to the previous day's closing price. As consideration for LPC’s commitment to purchase shares of common stock under the Stock Purchase Agreement, the Company issued 14,177 shares (adjusted for the 1-for-25 reverse stock split) to LPC. The Company had the right at its sole discretion to sell to LPC up to $20.0 million worth of shares over a 36-month period subject to the terms of the Stock Purchase Agreement. The Company controlled the timing of any sales to LPC and LPC was obligated to make purchases of the Company's common stock upon receipt of requests from the Company in accordance with the terms of the Stock Purchase Agreement. There were no upper limits to the price per share LPC would pay to purchase up to $20.0 million worth of common stock subject to the Stock Purchase Agreement, and the purchase price of the shares was to be based on the then prevailing market prices of the Company's shares at the time of each sale to LPC as described in the Stock Purchase Agreement, provided that LPC was not obligated to make purchases of the Company's common stock pursuant to receipt of a request from the Company on any business day on which the last closing trade price of the Company's common stock on the Nasdaq Capital Market (or alternative national exchange in accordance with the Stock Purchase Agreement) is below a floor price of $0.25 per share. No warrants, derivatives, financial or business covenants were associated with the Stock Purchase Agreement and LPC agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of shares of the Company's common stock. The Stock Purchase Agreement expired on January 1, 2022.

2021 common stock offering

On February 17, 2021, the Company closed an offering of its common stock under the Shelf Registration Statement and issued and sold 3,238,095 shares of its common stock at a public offering price of $26.25 per share (adjusted for the 1-for-25 reverse stock split), for aggregate net proceeds of approximately $79.6 million. The Company intends to use the net proceeds of the offering of the shares for general corporate purposes.

Registered direct offering

On September 23, 2020, the Company and a healthcare-focused institutional investor entered into a subscription agreement, pursuant to which the Company sold (i) 340,483 shares of its common stock and accompanying warrants to purchase up to 340,483 shares of common stock and (ii) pre-funded warrants to purchase up to 379,718 shares of common stock and accompanying warrants to purchase up to 379,718 shares of common stock in a registered direct offering (adjusted for the 1-for-25 reverse stock split) for gross proceeds of approximately $17.3 million. The common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were sold as units, each consisting of one share (or one pre-funded warrant to purchase one share of common stock in lieu thereof) and one warrant to purchase one share of common stock, at an offering price of $23.95 per unit.

The pre-funded warrants became exercisable immediately upon issuance, have an exercise price of $0.0025 per share and were exercisable until all of the pre-funded warrants were exercised in full. As of March 31, 2021, all pre-funded warrants were exercised. The warrants became exercisable immediately upon issuance, have an exercise price of $21.87 per share (adjusted for the 1-for-25 reverse stock split), and will expire five years from the date of issuance. The pre-funded warrants and the warrants each prohibit the holder from exercising any portion thereof to the extent that the holder would own more than 9.99% of the number of shares of common stock outstanding immediately after exercise. The number of shares issuable upon exercise of the warrants and pre-funded warrants and the exercise price of the warrants and pre-funded warrants is adjustable in the event of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The net proceeds to the Company from the offering, after deducting the placement agent's fees and other estimated offering expenses payable by the Company, was approximately $15.9 million.

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

In connection with the September 23, 2020 registered direct offering, the Company issued 379,718 pre-funded common stock warrants with an exercise price of $0.0025 per share and an additional 720,201 common stock warrants with an exercise price of $21.87 per share (adjusted for the 1-for-25 reverse stock split). All of the warrants are exercisable for one share of common stock and are exercisable immediately. As of December 31, 2022, approximately 240,000 of the common stock warrants have been exercised. The pre-funded warrants are exercisable indefinitely, while the additional warrants are exercisable for 5 years from the date of issuance. As of December 31, 2020, all pre-funded warrants were exercised. Based on the Company’s assessment of the warrants granted relative to ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Accounting for Derivative

Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants are classified as equity instruments. The fair value of the common stock warrants of approximately $10.2 million at the date of issuance was estimated using the Black-Scholes model which used the following inputs: term of 5 years, risk free rate of 0.28%, 0% dividend yield, volatility of 90.15%, an exercise price of $21.87 and share price of $20.83 per share based on the trading price of the Company’s common stock (adjusted for the 1-for-25 reverse stock split).

Warrants to purchase 480,837 shares of common stock were outstanding as of December 31, 2022 and December 31, 2021. Outstanding common stock warrants are currently exercisable with varying exercise expiration dates from 2024 through 2025. At December 31, 2022 and December 31, 2021, the weighted average warrant exercise price per share for common stock and the weighted average contractual life was as follows:

	Number of Common Stock Warrants *	Weighted Average Exercise Price Per Share*	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable*	Weighted Average Price Per Share*
Outstanding December 31, 2021	480,837	$22.22	3.73	480,837	$22.22
Granted	—	$—	—	—	$—
Exercised	—	—	—	—	—
Cancelled/expired	—	—	—	—	—
Outstanding December 31, 2022	480,837	$22.22	2.73	480,837	$22.22
 *Adjusted for the 1-for-25 reverse stock split

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

    The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of our common stock that will be reserved for issuance under the 2015 Plan is the sum of: (1) 2,000,000; plus (2) the number of shares equal to the sum of the number of shares of our common stock then available for issuance under the 2011 Plan and the number of shares of our common stock subject to outstanding awards under the 2011 Plan or under the 2004 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the least of (a) 3,000,000 shares of our common stock, (b) 3% of the number of shares of our common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Board.  Our employees, officers, directors, consultants and advisors will be eligible to receive awards under the 2015 Plan. Incentive stock options, however, may only be granted to our employees.  Options and restricted stock awards granted under the 2015 Plan generally vest over a period of four years and expire ten years from the date of grant. Effective January 1, 2022, an additional 120,000 shares of the Company's common stock were added to the 2015 Plan under the terms of this provision (adjusted for the 1-for-25 reverse stock split), and at the 2021 Annual Meeting of Stockholders on May 24, 2021, the Company' Stockholders approved a First Amendment to the 2015 Plan to increase by 240,000 (adjusted for the 1-for-25 reverse stock split), the maximum number of shares of common stock available for issuance under the 2015 Plan ("Plan Amendment"). As of December 31, 2022, 191,526 shares of common stock were available for future issuance under the 2015 Plan (adjusted for the 1-for-25 reverse stock split).

    On April 29, 2019, the stockholders approved the Conformis, Inc. 2019 Sales Team Performance-Based Equity Incentive Plan ("2019 Sales Team Plan") for up to 3,000,000 shares of common stock available to grant to certain sales representatives or independent sales agents. The 2019 Sales Team Plan provides for the grant of performance-based equity, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Shares covered by awards under the 2019 Sales Team Plan that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited in whole or in part (including as the result of shares subject to such award being repurchased by us at the original issuance price pursuant to a contractual repurchase right) or that result in any shares not being issued, will again be available for the grant of awards under the 2019 Sales Team Plan. Equity granted under the 2019 Sales Team Plan will expire ten years from the date of the grant. As of December 31, 2022, 87,958 shares of common stock were available for future issuance under the 2019 Sales Team Plan (adjusted for the 1-for-25 reverse stock split).

    Stock option activity under all stock plans was as follows:

	Number of Options*	Weighted Average Exercise Price per Share*	Aggregate Intrinsic Value (In Thousands)*
Outstanding December 31, 2020	70,081	$127.77	$—
Granted	9,599	25.56	—
Expired	(8,583)	131.48	—
Cancelled/Forfeited	(4,599)	33.00	—
Outstanding December 31, 2021	66,498	$119.01	$—
Granted	130,084	11.83	—
Expired	(17,316)	86.29	—
Cancelled/Forfeited	(3,483)	26.15	—
Outstanding December 31, 2022	175,783	$44.76	$—

Total vested and exercisable	44,240	$142.25	$—
  *Adjusted for the 1-for-25 reverse stock split

    The total fair value of stock options that vested during the year ended December 31, 2022 was $0.1 million. The weighted average remaining contractual term for the total stock options outstanding was 8.06 years at December 31, 2022. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.30 years at December 31, 2022.

    Restricted common stock award activity under the plans was as follows:

	Number of Shares*	Weighted Average Fair Value*
Unvested December 31, 2020	251,085	$29.41
Granted	164,822	23.29
Vested	(103,611)	29.35
Forfeited	(26,928)	23.92
Unvested December 31, 2021	285,368	$26.41
Granted	127,332	10.51
Vested	(104,100)	27.38
Forfeited	(70,651)	22.06
Unvested December 31, 2022	237,949	$18.77
*Adjusted for the 1-for-25 reverse stock split

    The total fair value of restricted common stock awards that vested during the year ended December 31, 2022 was $2.9 million.

Inducement Awards

In February 2020, the Company granted inducement awards outside of the 2015 Plan and 2019 Sales Team Plan (i) to the Company's Chief Financial Officer in the form of an option to purchase 5,000 shares of the Company's common stock with an exercise price per share equal to $24.50 and 5,000 restricted stock units (adjusted for the 1-for-25 reverse stock split). The option and restricted stock unit awards were granted as inducements material to their commencement of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

In November 2021, the Company granted inducement awards outside of the 2015 Plan and 2019 Sales Team Plan to the Company's Vice President, Marketing in the form of 6,000 restricted stock units (adjusted for the 1-for-25 reverse stock split). The restricted stock unit awards were granted as inducements material to his commencement of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

In March 2022, the Company granted inducement awards outside of the 2015 Plan and 2019 Sales Team Plan to the Company's Chief Legal Officer and Corporate Secretary in the form of an option to purchase 18,000 shares of the Company's common stock with an exercise price per share equal to $15.25 and 18,000 restricted stock units (adjusted for the 1-for-25 reverse stock split). The option and restricted stock unit awards were granted as inducements material to her commencement of employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4).

In April 2022, the Company granted inducement awards outside of the 2015 Plan and 2019 Sales Team Plan to the Company's Chief Operating Officer in the form of an option to purchase 17,000 shares of the Company's common stock with an exercise price per share equal to $16.00 and 17,000 restricted stock units (adjusted for the 1-for-25 reverse stock split). The option and restricted stock unit awards were granted as inducements material to his commencement of employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4).

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

    The weighted average fair value of options granted was $9.18 and $17.91 for the year ended December 31, 2022 and 2021, respectively.

    The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Years Ended December 31,
	2022	2021
Risk-free interest rate	2.61%	—%
Expected term (in years)	6.72	0
Dividend yield	—%	—%
Expected volatility	89.21%	—%

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

     Stock-based compensation expense was $2.1 million and $3.8 million for the years ended December 31, 2022 and 2021, respectively.  Stock-based compensation expense was recognized ratably over the period with forfeitures accounted for in the period in which they occurred. To date, the amount of stock-based compensation capitalized as part of inventory was not material.  The following is a summary of stock-based compensation expense (in thousands):

	Years Ended December 31,
	2022	2021
Cost of revenue	$14	$75
Sales and marketing	364	708
Research and development	272	582
General and administrative	1,482	2,450
	$2,132	$3,815
     At December 31, 2022, the Company had $1.1 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 4.39 years. At December 31, 2022, the Company had $3.8 million of total unrecognized compensation expense for restricted awards recognized over a weighted average period of 2.08 years.

Note K—Income Taxes

    The Company files U.S. federal and state tax returns as well as foreign income tax returns. The Company has accumulated significant losses since its inception. For financial reporting purposes, loss before income taxes for the years ended December 31, 2022 and 2021 includes the following components (in thousands):

	Years ended December 31,
	2022	2021
Loss before income taxes:
U.S.	$(49,018)	$(219)
Non‑U.S.	(1,478)	(2,103)
	$(50,496)	$(2,322)
Significant components of the (benefit) provision for income taxes for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Years ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	4	33
Foreign	(27)	58
	(23)	91
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total	$(23)	$91
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

	Years ended December 31,
	2022	2021
Tax at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal benefits	(0.08)	51.39
Permanent items	(1.04)	155.29
Tax credit	0.32	(14.94)
Change in valuation allowance	(20.04)	(251.92)
Foreign rate differential	0.16	4.79
Rate change	—	(7.90)
Uncertain tax positions	0.16	23.08
NQ Stock option expirations & forfeitures	—	(1.54)
Prior period true ups	—	19.46
Other	—	(2.63)
	0.48%	(3.92)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes
Significant components of the Company’s deferred tax assets (liabilities) consisted of the following (in thousands):

	Years ended December 31,
	2022	2021
Deferred tax assets:
Federal and state net operating loss carryforwards	$31,800	$25,101
Foreign net operating loss carryforwards	7,509	7,458
Accrued expenses	463	444
Credits	7,774	7,776
Intangibles	1,196	1,203
Stock compensation expense	778	1,075
Lease liability	1,734	1,957
Capitalized R&D Expenses	3,681	—
Other	7,051	4,906
Total deferred tax assets	61,986	49,920
Valuation allowance	(59,952)	(47,354)
Net deferred tax assets	2,034	2,566
Deferred tax liabilities:
Fixed assets	(517)	(751)
Right of use asset	(1,517)	(1,774)
Other	—	(41)
Net deferred tax liabilities	(2,034)	(2,566)
Net deferred tax liabilities	$—	$—
A valuation allowance is required to reduce the deferred tax assets reported if, based on weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, the Company determined that a $60.0 million valuation allowance at December 31, 2022 was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year was $12.6 million.
The Company provided a valuation allowance for the full amount of its net deferred tax asset for all periods because realization of any future tax benefit cannot be sufficiently assured as the Company does not expect income in the near term.
At December 31, 2022, the Company had approximately $469.8 million of federal net operating loss carryforwards of which $378.2 million if not utilized, a portion will begin to expire in 2023 for federal tax purposes, while $91.7 million of the total will not expire, and approximately $273.6 million of state net operating loss carryforwards that if not utilized, will continue to expire at various dates starting in 2023 for state tax purposes, while $12.2 million of the total will not expire. The Company also has federal and state tax credits of $5.8 million and $2.4 million, which begin to expire in 2022 for federal tax purposes and continue to expire at various dates starting for state tax purposes. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depends predominantly upon having taxable income. The limitations under Section 382 for Federal and State are $345.8 million and $255.9 million as of December 31, 2022. The limitations may reduce the amount of federal and state NOLs and credits of $469.8 million and $273.6 million, respectively, that can be utilized to offset future taxable income and tax.

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

The Company also had foreign net operating losses of approximately $36.7 million as of December 31, 2022, which may be available to offset future income recognized in the Federal Republic of Germany, India and the United Kingdom. The net operating losses in Germany and the United Kingdom have indefinite carryforward periods.

The Company has adopted the accounting guidance related to uncertainty in income taxes. The total liability for unrecognized income tax benefits was approximately $3.8 million and $3.6 million as of December 31, 2022 and 2021, respectively. Of the total liability at December 31, 2022 and 2021, $3.5 million and $3.1 million, respectively, were netted against deferred tax assets. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company believes that it is reasonably possible a decrease of up to $0.1 million in unrecognized tax benefits, as a result of a lapse of the statute of limitations in Germany, will occur within the coming 12 months.

The reconciliation below summarizes the Company's unrecognized tax benefits for the respective periods. These amounts primarily relate to transactions between the Company and its foreign subsidiaries, including accrued interest.

	Years ended December 31,
	2022	2021
Unrecognized tax benefits beginning of year	$3,558	$4,094
Gross change for current year positions	488	633
Increase for prior period positions	9	23
Decrease for prior period positions	—	—
Decrease due to statute limitations	(245)	(1,192)
Unrecognized tax benefits end of the year	$3,810	$3,558
As of December 31, 2022, the Company was open to examination in the U.S. federal and certain state jurisdictions for all of the Company’s tax years since the net operating losses may potentially be utilized in future years to reduce taxable income. The Company has been audited in Germany through 2015. On January 17, 2023, the Company was informed that the German authorities had preliminary completed a transfer pricing audit, resulting in the reduction of NOLs from 2017-2019. The Company is still assessing these findings and due to the subsequent nature of the event, the Company will record the impacts of these events in the first quarter of 2023.

    At December 31, 2022, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to immaterial withholding taxes payable to the various foreign countries.

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

    Geographic information consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Product Revenue
United States	$50,527	$50,990
Germany	3,215	5,422
Rest of World	4,083	1,906
	$57,825	$58,318

	December 31,
	2022	2021
Property and equipment, net
United States	$8,065	$10,131
Germany	29	43
Rest of World	$60	$94
	$8,154	$10,268

Note M —Employee Savings Plan

    We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of eligible earnings, subject to annual limits. We make contributions to the plan in an amount equal to 50% of elective deferrals on up to 5% of the participant’s eligible earnings. We contributed approximately $0.6 million to the plan during the year ended December 31, 2022 and approximately $0.5 million during the year ended December 31, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

    Management assessed the effectiveness of the Company's internal controls and procedures over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

    Based on this assessment, management has concluded that as of December 31, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

    No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers

The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Bradley Langdale is the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the Nasdaq Capital Market.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
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

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Conformis, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on May 27, 2001)
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Conformis, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on November 9, 2022)
3.5	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed on July 8, 2015)
4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 18, 2015)
4.2	Description of securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 3, 2020)
10.1^	2011 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)
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

10.4^	Conformis, Inc. 2015 Stock Incentive Plan, as Amended by Amendment No. 1 thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 27, 2021)
10.5^
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

10.8^
2019 Sales Team Performance-based Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 for the Registrant's 2019 Annual Meeting of Stockholders filed on March 15, 2019)

10.9^
Form of 2019 Sales Team Performance-Based Equity Incentive Plan Performance-Vested Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 filed on November 1, 2019)

10.10^	Form of Inducement Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed on March 3, 2020)
10.11^	Form of Inducement Incentive Grant Agreement (incorporated herein by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on March 3, 2020)
10.12	Form of Inducement Incentive Grant Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 8-K filed on March 14, 2022)

10.13	Form of Non-Statutory Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form 8-K filed on March 14, 2022)
10.14^
Form of Performance-Based Restricted Stock Unit Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 filed on August 4, 2021)

10.15
Form of Global Restricted Stock Agreement under 2015 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 filed on August 5, 2020)

10.16
Sales Agreement, dated August 5, 2020, by and between Conformis, Inc. and Cowen and Company, LLC. (incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on August 6, 2020)

10.17	Form of Common Stock Warrant Agreement - September 2020 Offering (incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form 8-K filed on September 24, 2020)
10.18
Amended and Restated Revenue Sharing Agreement, dated as of September 2, 2011, between the Registrant and Philipp Lang (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.19^	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)
10.20
Lease Agreement, dated as of August 20, 2014, between the Registrant and Wakefield Investments, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1 (File No. 333-204384) filed on May 22, 2015)

10.21
First Amendment to Lease dated July 25, 2016 between Wakefield Investments, Inc. and Registrant for 600 Research Drive, Wilmington, Massachusetts (incorporated herein by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 8, 2017)

10.22
Lease dated September 19, 2016 between Technology Park I Limited Partnership and Registrant for 600 Technology Park Drive, Billerica, Massachusetts (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal year ended September 30, 2016, filed on November 10, 2016)

10.23
License Agreement, effective as of April 10, 2007, between the Registrant and Vertegen, Inc., as amended by First Amendment to License Agreement, dated as of May 20, 2015, between the Registrant and Vertegen, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 11, 2015)

10.24†
License Agreement, dated as of April 13, 2015, between the Registrant and MicroPort Orthopedics Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 11, 2015)

10.25
License Agreement, dated as of April 13, 2015, between the Registrant and each of Wright Medical Group, Inc. and Wright Medical Technology, Inc. (incorporated by reference to Exhibit 10.33 to the Registrant’s registration statement on Form S-1/A (File No. 333-204384) filed on June 11, 2015)

10.26†
Asset Purchase Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc. (incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 filed on November 1, 2019)

10.27†
Distribution Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc. (incorporated herein by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 filed on November 1, 2019)

10.28†
License Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc. (incorporated herein by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 filed on November 1, 2019)

10.29†
Development Agreement, dated as of September 30, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc. (incorporated herein by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 filed on November 1, 2019)

10.30†
First Amendment to Asset Purchase Agreement, dated as of October 23, 2019, by and between Howmedica Osteonics Corp. and Conformis, Inc. (incorporated herein by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 filed on November 1, 2019)

10.31
Registration Rights Agreement, dated as of June 25, 2019, by and among Conformis, Inc., Innovatus Life Sciences Lending Fund I, LP, Innovatus Life Sciences Offshore Fund I, LP and Innovatus Life Sciences Offshore Fund I-A, LP (incorporated hereby by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on June 26, 2019)

10.32
Credit and Security Agreement (Term Loan), dated as of November 22, 2021, among Conformis, Inc., ImaTx, Inc., the lenders from time to time party thereto, and MidCap Financial Trust, as agent (incorporated by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K filed on November 23, 2021)

10.33*
First Amendment to Credit and Security Agreement (Term Loan), dated as of August 1, 2022, among Conformis, Inc., ImaTx, Inc., the lenders from time to time party thereto, and MidCap Financial Trust, as agent.

10.34^
Employment Agreement, dated October 19, 2016, by and between the Registrant and Mark A. Augusti, as amended and restated effective December 2, 2016 (incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2016, filed with the Securities and Exchange Commission on March 8, 2017)

10.35^
Amendment to Employment Agreement dated September 14, 2017, by and between Conformis, Inc. and Mark Augusti, its President and Chief Executive Officer (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, filed on November 9, 2017)

10.36^
Second Amendment to Amended and Restated Employment Agreement dated July 31, 2018, by and between Conformis, Inc. and Mark Augusti, its Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, filed on August 2, 2018)

10.37^
Third Amendment to Employment Agreement dated March 8, 2019, by and between Conformis, Inc. and March Augusti, its President and Chief Executive Officer (incorporated herein by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on March 13, 2019)

10.38^
Fourth Amendment to Amended and Restated Employment Agreement dated November 2, 2019, by and between Conformis, Inc. and Mark Augusti, its Chief Executive Officer (incorporated herein by reference to Exhibit 10.59 of the Registrant's Form 10-K for the fiscal year ended December 31, 2020 filed on March 3, 2020)

10.39^
Fifth Amendment to Amended and Restated Employment Agreement dated February 4, 2020, by and between Conformis, Inc. and Mark Augusti, its Chief Executive Officer (incorporated herein by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.40^
Employment Agreement, effective as of February 17, 2020, by and between Conformis, Inc. and Robert Howe, its Chief Financial Officer (incorporated herein by reference to Exhibit 10.67 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.41
Employment Agreement, effective as of March 14, 2022, by and between Conformis, Inc. and Denise Pedulla, its Chief Legal Officer and Corporate Secretary (incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on March 14, 2022)

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

 Date: 3/1/2023

CONFORMIS, INC.
By:	/s/Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Mark A. Augusti
Mark A. Augusti	President and Chief Executive Officer (Principal Executive Officer) and Director	3/1/2023
/s/Robert Howe
Robert Howe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	3/1/2023
/s/Kenneth Fallon III
Kenneth Fallon III	Chairman of the Board of Directors	3/1/2023
/s/Philip W. Johnston
Philip W. Johnston	Director	3/1/2023
/s/Carrie Bienkowski
Carrie Bienkowski	Director	3/1/2023
/s/Bradley Langdale
Bradley Langdale	Director	3/1/2023
/s/Gary Fischetti
Gary Fischetti	Director	3/1/2023
/s/Michael Milligan
Michael Milligan	Director	3/1/2023