Form 10-Q
period 2023-03-31
Conformis Inc
filed 2023-05-08
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, there were 7,495,960 shares of Common Stock, $0.00001 par value per share, outstanding. The number of shares outstanding takes in account the 1-for-25 reverse stock split that was consummated on November 9, 2022.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$37,786	$48,667
Accounts receivable, net	8,552	9,773
Royalty and licensing receivable	120	134
Inventories, net	19,490	18,910
Prepaid expenses and other current assets	1,671	1,785
Total current assets	67,619	79,269
Property and equipment, net	8,060	8,154
Operating lease right-of-use assets	5,696	6,078
Other Assets
Restricted cash	462	462
Other long-term assets	86	85
Total assets	$81,923	$94,048

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,164	$4,163
Accrued expenses	5,726	7,978
Operating lease liabilities	1,952	1,932
Total current liabilities	11,842	14,073
Other long-term liabilities	283	230
Long-term debt, less debt issuance costs	20,601	20,563
Operating lease liabilities	4,572	5,003
Total liabilities	37,298	39,869
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value:
Authorized: 20,000,000 shares authorized at March 31, 2023 and December 31, 2022; 7,497,138 and 7,502,462 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	635,268	634,647
Accumulated deficit	(590,895)	(581,324)
Accumulated other comprehensive income	252	856
Total stockholders’ equity	44,625	54,179
Total liabilities and stockholders’ equity	$81,923	$94,048

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Product	$12,691	$14,884
Royalty and licensing	146	667
Total revenue	12,837	15,551
Cost of revenue	7,734	9,810
Gross profit	5,103	5,741

Operating expenses
Sales and marketing	5,051	6,665
Research and development	2,458	4,479
General and administrative	7,023	9,333
Total operating expenses	14,532	20,477
Loss from operations	(9,429)	(14,736)

Other income and expenses
Interest income	9	17
Interest expense	(637)	(451)
Foreign currency exchange transaction income (loss)	468	(827)
Total other expenses	(160)	(1,261)
Loss before income taxes	(9,589)	(15,997)
Income tax (benefit) provision	(18)	34

Net loss	$(9,571)	$(16,031)

Net loss per share
Basic and diluted*	$(1.32)	$(2.24)
Weighted average common shares outstanding
Basic and diluted*	7,253,645	7,167,171
*Adjusted for the 1-for-25 reverse stock split

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(9,571)	$(16,031)
Other comprehensive (loss) income
Foreign currency translation adjustments	(604)	737
Comprehensive loss	$(10,175)	$(15,294)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares*	Par Value				Total
Balance, December 31, 2022	7,502,462	$—	$634,647	$(581,324)	$856	$54,179
Issuance of common stock—restricted stock	(5,324)	—	—	—	—	—
Compensation expense related to issued stock options and restricted stock awards	—	—	621	—	—	621
Net loss	—	—	—	(9,571)	—	(9,571)
Other comprehensive loss	—	—	—	—	(604)	(604)
Balance, March 31, 2023	7,497,138	$—	$635,268	$(590,895)	$252	$44,625

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares*	Par Value				Total
Balance, December 31, 2021	7,441,668	$2	$632,513	$(530,851)	$(1,112)	$100,552
Issuance of common stock—restricted stock	(28,387)	—	—	—	—	—
Compensation expense related to issued stock options and restricted stock awards	—	—	736	—	—	736
Net loss	—	—	—	(16,031)	—	(16,031)
Other comprehensive income	—	—	—	—	737	737
Balance, March 31, 2022	7,413,281	$2	$633,249	$(546,882)	$(375)	$85,994
*Adjusted for the 1-for-25 reverse stock split

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,571)	$(16,031)

Adjustments to reconcile net loss income to net cash used in operating activities:
Depreciation and amortization expense	921	1,107
Stock-based compensation expense	621	736
Unrealized foreign exchange (gain) loss	(476)	783
Non-cash lease expense	381	367
Provision for credit losses	84	77
Impairment of long-term assets	80	—
Non-cash interest expense	39	41
Changes in operating assets and liabilities:
Accounts receivable	1,137	(1,136)
Royalty and licensing receivable	14	(372)
Inventories	(580)	(447)
Prepaid expenses and other assets	113	(120)
Accounts payable, accrued expenses and other liabilities	(2,610)	(2,107)
Net cash used in operating activities	(9,847)	(17,102)

Cash flows from investing activities:
Acquisition of property and equipment	(907)	(692)
Net cash used in investing activities	(907)	(692)

Cash flows from financing activities:
Net cash provided by financing activities	—	—
Foreign exchange effect on cash and cash equivalents	(127)	(45)
Decrease in cash, cash equivalents and restricted cash	(10,881)	(17,839)
Cash, cash equivalents and restricted cash beginning of period	49,129	101,118
Cash, cash equivalents and restricted cash end of period	$38,248	$83,279

Supplemental information:
Cash paid for interest	545	356
Non cash investing and financing activities:
Operating leases right-of-use assets obtained in exchange for lease obligations	—	63

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

Liquidity and operations

    These consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

    Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. The Company has recurring losses for the three months ended March 31, 2023 and 2022. At March 31, 2023, the Company had an accumulated deficit of $590.9 million and cash and cash equivalents of $37.8 million, and $0.5 million in restricted cash allocated to a lease deposit.

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

The Company experienced significantly decreased demand for its products during the pandemic as healthcare providers and individuals de-prioritized and deferred medical procedures deemed to be elective, such as joint replacement procedures, which is expected to continue to have a significant negative effect on the Company's revenue. In the third and fourth quarters of 2021, the Company experienced higher levels of deferred and rescheduled knee and hip procedures as a result of the surge in COVID-19 cases associated with the Delta and Omicron variants. During the first quarter of 2022, United States case counts peaked in January and then trended downward for the remainder of the year. The future progression of the pandemic remains uncertain. To the extent that individuals in these markets continue to de-prioritize or delay deferrable procedures as a result of the COVID-19 pandemic or otherwise, our business, cash flows, financial condition and results of operations could continue to be negatively affected.

Basis of presentation and use of estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates used in these consolidated financial statements include revenue recognition, accounts receivable valuation, inventory reserves, impairment assessments, income tax reserves and related allowances, and the lives of property and equipment. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Unaudited Interim Financial Information

    The accompanying Interim Consolidated Financial Statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2023, results of operations for and stockholders' equity for the three months ended March 31, 2023 and 2022, and comprehensive loss, and cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

    The Company's financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three months ended March 31, 2023 to the application of significant accounting policies and estimates as described in its audited consolidated financial statements for the year ended December 31, 2022.

Concentrations of credit risk and other risks and uncertainties
     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains the majority of its cash with accredited financial institutions which mitigates potential risks related to concentration. The Company had $0.7 million as of March 31, 2023 and $1.2 million as of December 31, 2022 held in foreign bank accounts that are not federally insured. In addition, the cash held in U.S bank accounts exceeds the federally insured limits.

    The Company and its contract manufacturers rely on sole source suppliers and service providers for certain components. A shortage or stoppage of shipments of the materials or components that the Company purchases could result in a delay in production or adversely affect the Company’s operating results.

    For the three months ended March 31, 2023, no customer represented greater than 10% of total revenue. For the three months ended March 31, 2022, no customer represented greater than 10% of total revenue. As of March 31, 2023 and December 31, 2022, respectively, there was no customer that represented greater than 10% of the total net receivable balance.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc., ConforMIS Europe GmbH, ConforMIS UK Limited, ConforMIS Hong Kong Limited, Conformis India LLP, and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash, cash equivalents and restricted cash
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased to be cash equivalents. The Company’s cash equivalents consist of demand deposits and money market accounts. Demand deposits and money market accounts are carried at cost which approximates their fair value. The Company has recorded restricted cash of $0.5 million as of March 31, 2023 and December 31, 2022. Restricted cash consisted of security provided for lease obligations.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$37,786	$48,667
Restricted cash	462	462
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$38,248	$49,129

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

Accounts receivable and allowance for credit losses
     Accounts receivable consist of billed and unbilled amounts due from medical facilities or independent distributors (the "Customer"). Upon completion of a procedure, revenue is recognized and an unbilled receivable is recorded. Under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), an enforceable contract is met either at or prior to the procedure being performed. Upon receipt of a purchase order from the Customer, the billed receivable is recorded and the unbilled receivable is reversed. As a result, the unbilled receivable balance fluctuates based on the timing of the Company's receipt of purchase orders from the medical facilities. In estimating whether accounts receivable can be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for credit losses based on the aging of the underlying invoices, collections experience to date and any specific collection issues that have been identified. The allowance for credit losses is recorded in the period in which revenue is recorded or when collection risk is identified.

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three months ended March 31, 2023, the Company recognized provisions of $0.3 million and $1.6 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for excess and obsolete reserves, and estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Long-lived assets
     The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. If changes in circumstances lead the Company to believe that any of its long-lived assets may be impaired, the Company will test the asset group for recoverability, by evaluating whether the estimated undiscounted cash flows, including estimated residual value, generated from the asset group are sufficient to support the carrying value of the assets. During the quarter ended March 31, 2023, the Company had experienced a significant decrease in its stock price and incurred current-period operating losses associated with its asset group, and as such, an assessment for recoverability was performed. During the three months ended March 31, 2023, the Company recognized $0.1 million in impairment charges related to unused manufacturing equipment and building improvements.

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

Revenue Recognition

Product Revenue Recognition

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2023. Payment is typically due between 30 and 60 days from invoice.

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

    Unconditional rights to consideration are reported as receivables. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company records a contract liability when there is an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. As of January 1, 2023, the contract liability balance was $0.2 million. There was no contract liability balance recorded as of January 1, 2022. At March 31, 2023, the Company had $0.7 million of contract liabilities recorded on the Consolidated Balance Sheets derived from contracts with customers. There were no contract assets recorded at March 31, 2023. The Company did not have any contract assets or liabilities recorded at March 31, 2022.

Royalty and Licensing Revenue Recognition

    The Company receives ongoing sales-based royalties under its license agreement (the "MicroPort License Agreement") with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, (collectively, "MicroPort"). Royalty revenue is recorded at the expected value of the royalty revenue.

On February 9, 2023, the Company entered into a Settlement and License Agreement with Bodycad Laboratories, Inc. ("Bodycad") and Exactech, Inc. ("Exactech"), collectively, (the "Defendants"), pursuant to which the parties have agreed to terms for resolving all of their existing patent disputes. In consideration of the licenses, releases, covenants and other immunities granted by the Company to the Defendants, the Company received an upfront payment following the execution of the Settlement and License Agreement, and will receive an additional payment by June 30, 2023. The agreement provides for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon receipt of full payment from. These individual rights are not accounted for as separate performance obligations as (i) the nature of the promise, within the context of the agreement, is to transfer combined items to which the promised rights are inputs and (ii) the Company's promise to transfer each individual right described above to the Defendants is not separately identifiable from other promises in the agreement. As a result, the Company accounts for the promises in the agreement as a single performance obligation. The Defendants will legally obtain control of the licenses and other rights upon full payment to Conformis. As such, the earnings process will be completed and revenue will be recognized upon receipt of the full payment, and all other revenue recognition criteria had been met within the scope of ASC 606.

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

Disaggregation of Revenue
See "Note K—Segment and Geographic Data" for disaggregated product revenue by geography and product category.

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
    The following table summarizes activity for rebate allowance reserve (in thousands):

	March 31, 2023	December 31, 2022
Beginning Balance	$108	$79
Provision related to current period sales	66	126
Payments or credits issued to customers	(66)	(97)
Ending Balance	$108	$108

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g., when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $1.1 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

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

    The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $18,000 and $34,000 for the three months ended March 31, 2023 and 2022, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2023 and 2022, a cumulative balance of $6,000 and $79,000 of interest and penalties had been accrued, respectively. Please note that as result of the conclusion of a 2017 - 2019 Germany tax audit, the Company has reversed the respective uncertain tax positions for those years, resulting in a reduction of interest and penalties, as they now apply to only tax years 2020 - 2022.

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

    The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Numerator:
Basic and diluted loss per share
Net loss	$(9,571)	$(16,031)
Denominator:
Basic and diluted weighted average shares*	7,253,645	7,167,171
Loss per share attributable to Conformis, Inc. stockholders:
Basic and diluted*	$(1.32)	$(2.24)
  *Adjusted for the 1-for-25 reverse stock split

    The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2023	2022
Stock options and restricted stock awards*	933	27,401
*Adjusted for the 1-for-25 reverse stock split

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13. The ASU 2019-11 amendment provides clarity and improves the codification to ASU 2016-13. The Company adopted these ASUs as of January 1, 2023. The adoption of these ASUs has not had a material impact on the Company's consolidated financial statements or related disclosures.

Note C—Accounts Receivable

    Accounts receivable consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Total receivables	$9,249	$10,383
Allowance for credit losses	(697)	(610)
Accounts receivable, net	$8,552	$9,773

    The beginning accounts receivable balance as of January 1, 2023 and 2022, was $9.8 million and $9.1 million, respectively. All activity within accounts receivables relate to normal operational activity from the period. Accounts receivable included unbilled receivable of $1.2 million and $1.4 million at March 31, 2023 and December 31, 2022, respectively. Write-offs related to accounts receivable were approximately $0 and $13,000 for the three months ended March 31, 2023 and 2022, respectively.

    Summary of allowance for credit losses and returns activity was as follows (in thousands):

	March 31, 2023	December 31, 2022
Beginning balance	$(610)	$(257)
Provision for expected credit losses	(83)	(396)
Other allowances	(4)	(7)
Accounts receivable write offs	—	50
Ending balance	$(697)	$(610)

Note D—Inventories

    Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw Material	$9,931	$9,699
Work in process	1,931	2,118
Finished goods	7,628	7,093
Total inventories, net	$19,490	$18,910

Note E—Property and Equipment

    Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2023	December 31, 2022
Equipment	5-7	$20,490	$20,490
Furniture and fixtures	5-7	765	765
Computer and software	3	11,090	11,037
Leasehold improvements	3-7	2,445	2,295
Reusable instruments	5	7,771	7,147
Molding and Tooling	5	489	489
Total property and equipment		43,050	42,223
Accumulated depreciation		(34,990)	(34,069)
Property and equipment, net		$8,060	$8,154

    Depreciation expense related to property and equipment was $0.9 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the Company recognized $0.1 million in impairment charges related to unused manufacturing equipment and building improvements.

Note F—Accrued Expenses

    Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued employee compensation	$1,926	$4,279
Accrued legal expense	1,129	397
Accrued vendor charges	445	903
Accrued revenue share expense	302	791
Accrued clinical trial expense	149	342
Deferred revenue	716	215
Accrued other	1,059	1,051
	$5,726	$7,978

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

    As of March 31, 2023, the Company had not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

    The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

    The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Rent expense	$489	$479
Variable lease cost (1)	41	108
	$530	$587
(1) Variable operating lease expenses consist primarily of common area maintenance and real estate taxes for the three months ended March 31, 2023 and 2022.

    As of March 31, 2023, the remaining weighted-average lease term of the operating leases was 3.6 years and the weighted-average discount rate was 6.0%.

    The future minimum rental payments under these agreements as of March 31, 2023 were as follows (in thousands):

Year	Minimum Lease Payments
2023	1,816
2024	2,126
2025	1,872
2026	972
2027	741
Total lease payments	$7,527
Present value adjustment	(1,003)
Present value of lease liabilities	$6,524

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

    The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $0.3 million during the three months ended March 31, 2023, representing 2.3% of product revenue and $0.6 million during the three months ended March 31, 2022, representing 4.0% of product revenue. Revenue share expense is included in research and development.

Other obligations

    In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at March 31, 2023 or December 31, 2022.

Legal proceedings

In the ordinary course of the Company's business, the Company is subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where the Company sells its products. In the case of matters below in which the Company is a defendant, adverse outcomes of these lawsuits could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is presently unable to predict the outcome of these lawsuits or to reasonably estimate a range of potential losses, if any, related to the lawsuits. Legal costs associated with legal proceedings are accrued as incurred.

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

Litigation against DePuy

On April 30, 2021, the Company filed a lawsuit against DePuy Synthes, Inc., DePuy Synthes Products, Inc., and DePuy Synthes Sales, Inc. (collectively, “DePuy”) in the United States District Court for the District of Delaware, seeking damages for DePuy’s infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that DePuy’s multiple lines of PSI, as well as the implant components used in conjunction with them, infringe seven of the Company's patents. The accused product lines include DePuy’s patient-specific instrument and implant systems for knee and shoulder replacement procedures. On October 25, 2021, DePuy filed a partial motion to dismiss. On November 15, 2021, the Company filed an amended complaint. On December 6, 2021, DePuy filed a second partial motion to dismiss. The Company opposed the partial motion to dismiss on December 20, 2021, and DePuy filed a reply in support of its partial motion to dismiss on December 27, 2021. On February 14, 2022, the court denied DePuy's partial motion to dismiss. On February 28, 2022, DePuy filed its answer to the Company's amended complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by the Company. A claim construction hearing was held on February 6, 2023. Discovery in the lawsuit is ongoing.

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

On January 23, 2023, the United States Court of Appeals for the First Circuit revived the Company's trade libel claims against Aetna, finding that Aetna’s policy claims that the Company's knee implants are “experimental” and “investigational” can plausibly be considered actionable product disparagement, and that the district court had erred in dismissing these claims. The court found that the Company has plausibly claimed that Aetna's policy decision caused orthopedic surgeons to stop prescribing its knee replacement implants. The court also revived the Company's related claims for unfair trade practice and interference with advantageous relations. The court issued a scheduling order on March 2, 2023 and discovery in the lawsuit has commenced. The Company intends to continue pursuing these claims against Aetna, and expects to incur additional legal expenses in 2023 (and potentially thereafter) in connection with doing so. The Company is seeking an award of monetary damages and equitable relief. The Company is not presently able to predict the ultimate outcome of this matter or to reasonably estimate a range of potential damages the Company may be awarded, if successful.

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

Note I—Debt and Notes Payable

    Long-term debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
MidCap, Term Loan	21,000	21,000
Less unamortized debt issuance costs	(399)	(437)
Long-term debt, less debt issuance costs	$20,601	$20,563

    Principal payments due as of March 31, 2023 consisted of the following (in thousands):

Principal Payment
2023 (remainder of the year)	—
2024	1,750
2025	10,500
2026	8,750
Total	$21,000

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

The obligation of the Company with respect to the New Credit Agreement are secured by a security interest over substantially all of the personal property assets of the Company, including accounts receivable, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in its subsidiaries. The New Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the New Credit Agreement contains a minimum liquidity covenant requiring the Company to maintain unrestricted cash and cash equivalents in excess of $4.0 million. The New Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Term Facility may be accelerated. As of March 31, 2023, the Company was not in breach of covenants under the New Credit Agreement.

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

On October 26, 2022, the Company held a Special Meeting of Stockholders and the Company’s stockholders approved an additional proposed amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split of all of the Company’s outstanding shares of common stock by one of three fixed ratios, 1-for-15, 1-for-20 and 1-for-25, and to correspondingly adjust the number of authorized shares of the Company’s common stock by the approved ratio, 1-for-9, 1-for-12 and 1-for-15, respectively (the “Updated Reverse Stock Split Proposal”), as disclosed in the Company’s proxy statement for the October 26, 2022 Special Meeting of Stockholders. The Updated Reverse Stock Split Proposal amendment was proposed to address the Company’s current non-compliance at such time with Nasdaq’s $1.00 per share minimum bid price requirement.

The Company’s Board of Directors determined to proceed with implementing the 1-for-25 reverse stock split that was approved by shareholder on October 26, 2022, and such 1-for-25 reverse stock split was implemented in November 2022 (the “Reverse Stock Split”) . As a result of the Reverse Stock Split, each of the holders of the Company’s Common Stock received one (1) new share of Common Stock for every twenty-five (25) shares such shareholder held immediately prior. Fractional shares as a result of the Reverse Stock Split were paid in cash. The Reverse Stock Split also affected the Company’s outstanding stock options and warrants and resulted in the number of shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio.

All share and per share information in this report has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated. The total number of the Company’s authorized shares of preferred stock was not affected by the foregoing. However, the total number of the Company's authorized common stock was decreased to 20,000,000. In connection with the Reverse Stock Split, there was no change in the par value per share of $0.00001.

Preferred stock

    The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at March 31, 2023 and December 31, 2022.

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

Registered direct offering

    On September 23, 2020, the Company and a healthcare-focused institutional investor entered into a subscription agreement, pursuant to which the Company sold (i) 340,483 shares of its common stock and accompanying warrants to purchase up to 340,483 shares of common stock and (ii) pre-funded warrants to purchase up to 379,718 shares of common stock and accompanying warrants to purchase up to 379,718 shares of common stock in a registered direct offering (in each case, adjusted for the 1-for-25 reverse stock split) for gross proceeds of approximately $17.3 million. The common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were sold as units, each consisting of one share (or one pre-funded warrant to purchase one share of common stock in lieu thereof) and one warrant to purchase one share of common stock, at an offering price of $23.95 per unit.

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

    In connection with the September 23, 2020 registered direct offering, the Company issued 379,718 pre-funded common stock warrants with an exercise price of $0.0025 per share and an additional 720,201 common stock warrants with an exercise price of $21.87 per share (in each case, adjusted for the 1-for-25 reverse stock split). All of these warrants are exercisable for one share of common stock and were exercisable immediately. As of March 31, 2023, approximately 240,000 of the common stock warrants have been exercised. The pre-funded warrants were exercisable indefinitely, while the additional warrants are exercisable for 5 years from the date of issuance. All pre-funded warrants were exercised. Based on the Company’s assessment of the warrants granted relative to ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants are classified as equity instruments. The fair value of the common stock warrants of approximately $10.2 million at the date of issuance was estimated using the Black-Scholes model which used the following inputs: term of 5 years, risk free rate of 0.28%, 0% dividend yield, volatility of 90.15%, an exercise price of $21.87 and share price of $20.83 per share based on the trading price of the Company’s common stock (adjusted for the 1-for-25 reverse stock split).

    Warrants to purchase 480,837 shares of common stock were outstanding as of March 31, 2023 and December 31, 2022. Outstanding common stock warrants are currently exercisable with varying exercise expiration dates from 2024 through 2025. At March 31, 2023 and December 31, 2022, the weighted average warrant exercise price per share for common stock and the weighted average contractual life was as follows:

	Number of Common Stock Warrants*	Weighted Average Exercise Price Per Share*	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable*	Weighted Average Price Per Share*

Outstanding December 31, 2022	480,837	$22.22	2.73	480,837	$22.22
Granted	—	$—	—	—	$—
Exercised	—	—	—	—	—
Cancelled/expired	—	—	—	—	—
Outstanding March 31, 2023	480,837	$22.22	2.48	480,837	$22.22
*Adjusted for the 1-for-25 reverse stock split

Stock option plans

     The 2015 Stock Incentive Plan ("2015 Plan") provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of the Company's common stock, (b) 3% of the number of share of its common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Company's board of directors. Effective January 1, 2023, an additional 120,000 shares of the Company's common stock were added to the 2015 Plan under the terms of this provision (adjusted for the 1-for-25 reverse stock split), and at the 2021 Annual Meeting of Stockholders on May 24, 2021, the Company' Stockholders approved a First Amendment to the 2015 Plan to increase by 240,000 (adjusted for the 1-for-25 reverse stock split), the maximum number of shares of common stock available for issuance under the 2015 Plan ("Plan Amendment"). As of March 31, 2023, 315,063 shares of common stock were available for future issuance under the 2015 Plan (adjusted for the 1-for-25 reverse stock split).

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

    As of March 31, 2023, there were 94,481 shares of common stock available for future issuance under the 2019 Sales Team Plan (adjusted for the 1-for-25 reverse stock split).

    Activity under all stock option plans was as follows:

	Number of Options*	Weighted Average Exercise Price per Share*	Aggregate Intrinsic Value (in Thousands)*
Outstanding December 31, 2022	175,783	$44.76	$—
Granted	—	—	—
Expired	(2,046)	158.55	—
Cancelled/Forfeited	—	—	—
Outstanding March 31, 2023	173,737	$43.42	$—
Total vested and exercisable	43,947	$136.49	$—
  *Adjusted for the 1-for-25 reverse stock split

    The total fair value of stock options that vested during the three months ended March 31, 2023 was $0.0 million. The weighted average remaining contractual term for the total stock options outstanding was 7.91 years as of March 31, 2023. The weighted average remaining contractual term for the total stock options vested and exercisable was 4.43 years as of March 31, 2023.

    Restricted common stock award activity under the plan was as follows:

	Number of Shares*	Weighted Average Fair Value*
Unvested December 31, 2022	237,966	$18.77
Granted	—	—
Vested	(4,136)	27.19
Forfeited	(8,014)	18.39
Unvested March 31, 2023	225,816	$18.63
*Adjusted for the 1-for-25 reverse stock split

    The total fair value of restricted common stock awards that vested during the three months ended March 31, 2023 was $0.1 million.

Inducement Awards

    In February 2020, the Company granted inducement awards outside of the 2015 Plan and 2019 Sales Team Plan (i) to the Company's Chief Financial Officer in the form of an option to purchase 5,000 shares of the Company's common stock with an exercise price per share equal to $24.50 and 5,000 restricted stock units (in each case, adjusted for the 1-for-25 reverse stock split). The option and restricted stock unit awards were granted as inducements material to their commencement of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

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

    In March 2022, the Company granted inducement awards outside of the 2015 Plan and 2019 Sales Team Plan to the Company's Chief Legal Officer and Corporate Secretary in the form of an option to purchase 18,000 shares of the Company's common stock with an exercise price per share equal to $15.25 and 18,000 restricted stock units (in each case, adjusted for the 1-for-25 reverse stock split). The option and restricted stock unit awards were granted as inducements material to her commencement of employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4).

    In April 2022, the Company granted inducement awards outside of the 2015 Plan and 2019 Sales Team Plan to the Company's Chief Operating Officer in the form of an option to purchase 17,000 shares of the Company's common stock with an exercise price per share equal to $16.00 and 17,000 restricted stock units (in each case, adjusted for the 1-for-25 reverse stock split). The option and restricted stock unit awards were granted as inducements material to his commencement of employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4).

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

    The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	—%	2.54%
Expected term (in years)	0.00	8.00
Dividend yield	—%	—%
Expected volatility	—%	87.49%

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
    Stock-based compensation expense was $0.6 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

    The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$14	$(35)
Sales and marketing	136	176
Research and development	71	138
General and administrative	400	457
	$621	$736

    As of March 31, 2023, the Company had $1.0 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 4.12 years. As of March 31, 2023, the Company had $3.2 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 1.91 years.

Note K—Segment and Geographic Data

    The Company operates as one reportable segment as described in Note B to the Consolidated Financial Statements. The countries in which the Company has local revenue generating operations have been combined into the following geographic areas: the United States (including Puerto Rico), Germany and the rest of world, which consists of Europe predominately (including the United Kingdom) and other foreign countries. Sales are attributable to a geographic area based upon the customer’s country of domicile and distributors managed by that respective country. Product revenue is also presented by knee and hip which are the Company's major product lines. Net property, plant and equipment are based upon physical location of the assets.

    Geographic and product category information consisted of the following (in thousands):

	Three Months Ended March 31,
	2023			2022

Product revenue	Knee	Hip	Total	Knee	Hip	Total
United States	$9,766	$801	$10,567	$11,939	$776	$12,715
Germany	826	—	826	1,177	—	1,177
Rest of world	1,298	—	1,298	992	—	992
	$11,890	$801	$12,691	$14,108	$776	$14,884

Geographic information consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Property and equipment, net
United States	$7,971	$8,065
Germany	38	29
Rest of World	51	60
	$8,060	$8,154

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to promote an understanding of the financial condition and results of operations and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, our ability to raise additional funds, plans and objectives of management, effects of pandemics or other widespread health problems, and expected market growth are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•potential further negative impacts related to the COVID-19 pandemic, including with respect to the magnitude of further resurgent case waves, the effectiveness of vaccines against current and future variant strains and public adoption rates of vaccines (including booster shots), and the actions that we have taken and are planning in response, including our ability to continue production and manufacturing activities at desired levels, the reliability of our supply chain, the pandemic’s effect on labor conditions, our ability to meet obligations and covenants under our loan agreements, the duration of decreased demand for our products, and whether or when the demand for elective surgery procedures will increase; and
•our ability to satisfy all applicable NASDAQ continued listing requirements;

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

As of December 31, 2022, we had sold a total of more than 149,000 knee implants, including more than 123,000 total knee implants and 26,000 partial knee implants. In multiple clinical studies, iTotal CR, our cruciate-retaining total knee replacement implant, demonstrated superior clinical outcomes, including with respect to function, kinematics and objective functional measures, and greater patient satisfaction compared to those of standard, or off-the-shelf, implants that it was tested against. On August 16, 2021, the first procedure was performed using the Imprint knee replacement system. Imprint, available in both cruciate retaining ("CR") and posterior stabilized ("PS") implants, utilizes a proprietary algorithm to select the appropriate implant size from 12 standard sizes that most closely meet the geometric and anatomic requirements of the patient’s knee based on the individual’s CT scan. As with our personalized iTotal knee product line, Imprint uses our sterile Surgery-in-a-Box delivery system, which we believe provides ASCs and hospitals with greater procedural efficiency and improved sterilization cost savings over comparable systems. With the interest in our Imprint system from ASC customers, we have prioritized applying our porous-coated technology to the Imprint system which will be our first cementless TKA product offering. We are targeting a limited commercial launch of the porous-coated technology in the second half of 2023, however the launch may be delayed to the first half of 2024 due to regulatory or technical challenges.

On November 11, 2019, we entered full commercial launch of the Conformis personalized hip system, now branded as Cordera Rx. Since the launch of the personalized hip system, we have introduced multiple product line extensions including Cordera Standard, Cordera Pro and Cordera Match. In November 2022, we completed the first procedure using our Actera™ Hip System, a second hip stem within our hip portfolio. The system, designed for hip reconstruction, uses the cutting-edge tri-taper stem design, and features a range of sizes and angles derived from our data analytics. This cementless hip stem component features a proximally coated titanium spray with a hydroxyapatite layer to encourage initial and long-term fixation. We believe that the system’s tri-taper stem design will enable surgeons to treat a broader range of patient anatomies and the shorter length options offer easier access to the femur while maintaining the fixation and integrity required for long term success of the implant. For the initial limited launch, the Actera™ Hip System will feature a range of standard sizes in both stem and cup components. We plan to launch future Actera™ line extensions that will offer additional personalization options for surgeons to choose what best fits their patients, even for complex anatomies. The new system is currently rolling out to select sites across the U.S., and we currently anticipate the commercial launch to occur in mid-2023.

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

Revenue

Our product revenue is generated from sales to hospitals and other medical facilities that are served through a direct sales force, independent sales representatives and distributors in the United States, Germany, the United Kingdom, Switzerland, Australia, and other markets. In order for surgeons to use our products, the medical facilities where these surgeons treat patients typically require us to enter into pricing agreements. The process of negotiating a pricing agreement can be lengthy and time-consuming, requiring extensive management time and may not be successful.

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

Consolidated results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2023		2022		2023 vs 2022
Three Months Ended March 31,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$12,691	99%	$14,884	96%	$(2,193)	(15)%
Royalty and licensing	146	1	667	4	(521)	(78)
Total revenue	12,837	100	15,551	100	(2,714)	(17)
Cost of revenue	7,734	60	9,810	63	(2,076)	(21)
Gross profit	5,103	40	5,741	37	(638)	(11)

Operating expenses:
Sales and marketing	$5,051	39%	$6,665	43%	$(1,614)	(24)%
Research and development	2,458	19	4,479	29	(2,021)	(45)
General and administrative	7,023	55	9,333	60	(2,310)	(25)
Total operating expenses	14,532	113	20,477	132	(5,945)	(29)
Loss from operations	(9,429)	(73)	(14,736)	(95)	5,307	36
Total other (expenses) income, net	(160)	(1)	(1,261)	(8)	1,101	87
Loss before income taxes	(9,589)	(75)	(15,997)	(103)	6,408	40
Income tax provision	(18)	—	34	—	(52)	(153)
Net loss	$(9,571)	(75)%	$(16,031)	(103)%	$6,460	40%

Product revenue.    Product revenue was $12.7 million for the three months ended March 31, 2023 compared to $14.9 million for the three months ended March 31, 2022, a decrease of $2.2 million or 15%. The decrease in product revenue was primarily due to declines in U.S. knee orders following our business model transition and manufacturing/supply chain challenges.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2023		2022		2023 vs 2022
Three Months Ended March 31,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$10,567	83%	$12,715	85%	$(2,148)	(17)%
Germany	826	7	1,177	8	(351)	(30)
Rest of world	1,298	10	992	7	306	31
Product revenue	$12,691	100%	$14,884	100%	$(2,193)	(15)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 83% for the three months ended March 31, 2023 compared to 85% for the three months ended March 31, 2022.

The United States product revenue decreased $2.1 million to $10.6 million or 17% year over year. The decrease in product revenue was primarily due to declines in U.S. knee orders following our business model transition and manufacturing/supply chain challenges. Following the September 1, 2022 transition to the new business model, we have seen a reduction in our orders as existing customers migrate to the new product and service offering. Additionally, some of our existing customers have chosen not to offer our fully personalized iTotal Identity product given it will require an out-of-pocket patient pay upgrade and some have chosen not to order Identity Imprint given it is not a fully personalized knee system. Germany product revenue decreased $0.4 million to $0.8 million, or 30% year over year on a reported basis and 26% on a constant currency basis. We believe the decline was primarily due to continued reimbursement headwinds from Medizinischer Dienst der Krankenversicherung ("MDK"), operational disruptions, and foreign currency exchange rates. Rest of World product revenue increased $0.3 million to $1.3 million, or 31% year-over-year on a reported basis and 39% on a constant currency basis. The increase is primarily due to an increase in elective surgeries in the UK which were lower in the prior period as a result of the COVID-19 pandemic, and growth in Australia.

Royalty and licensing revenue. Royalty and licensing revenue was $0.1 million for the three months ended March 31, 2023 compared to $0.7 million for the three months ended March 31, 2022, a decrease of $0.5 million or 78%. The decrease in royalty and licensing revenue was driven by $0.5 million in revenue recognized under the License Agreement with Paragon 28 in the prior period.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $7.7 million for the three months ended March 31, 2023 compared to $9.8 million for the three months ended March 31, 2022, a decrease of $2.1 million, or 21%. Gross profit was $5.1 million for the three months ended March 31, 2023 compared to $5.7 million for the three months ended March 31, 2022, a decrease of $0.6 million or 11%. Gross margin increased 290 basis points to 40% for the three months ended March 31, 2023 from 37% for the three months ended March 31, 2022. The increase in gross margin was driven primarily by higher selling prices on our fully personalized knees due to our Platinum Services℠ Program, volume transition to our lower cost Imprint™ knee system, and decreased cancelled case inventory expense partially offset by increased labor and material costs and lower manufacturing volumes.

Sales and marketing.    Sales and marketing expense was $5.1 million for the three months ended March 31, 2023 compared to $6.7 million for the three months ended March 31, 2022, a decrease of $1.6 million or 24%. The decrease was due primarily to lower tradeshow expenses of $0.5 million, commission expense of $0.6 million, personnel costs of $0.4 million, and other expense of $0.1 million. Sales and marketing expense decreased as a percentage of total revenue to 39% for the three months ended March 31, 2023 compared to 43% for the three months ended March 31, 2022.

Research and development.    Research and development expense was $2.5 million for the three months ended March 31, 2023 compared to $4.5 million for the three months ended March 31, 2022, a decrease of $2.0 million, or 45%. The decrease was due primarily to a reduction in project related expenses of $0.7 million, personnel costs of $1.0 million, and revenue share expense of $0.3 million. Research and development expense decreased as a percentage of total revenue to 19% for the three months ended March 31, 2023 compared to 29% for the three months ended March 31, 2022.

General and administrative.    General and administrative expense was $7.0 million for the three months ended March 31, 2023 compared to $9.3 million for the three months ended March 31, 2022, a decrease of $2.3 million, or 25%. The decrease was primarily due to a decrease in litigation expense of $1.1 million, professional and outside services of $0.5 million, shipping costs of $0.3 million, personnel costs of $0.2 million, and other costs of $0.2 million. General and administrative expense decreased as a percentage of total revenue to 55% for the three months ended March 31, 2023 from 60% for the three months ended March 31, 2022.

Total other (expenses) income, net.    Other (expenses) income, net was $0.2 million of other expenses for the three months ended March 31, 2023 compared to $1.3 million of other expenses for the three months ended March 31, 2022, a change of $1.1 million, or 87%. The change was primarily due to an increase in foreign currency exchange transaction income of $1.3 million, partially offset by higher interest expense of $0.2 million.

Income taxes.    Income tax provision was $(18,000) and $34,000 for the three months ended March 31, 2023 and 2022, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Liquidity, capital resources and plan of operations

Reverse Stock Split

On October 26, 2022, our Board of Directors approved a 1-for-25 reverse stock split of our Common Stock ("Reverse Stock Split"), which was implemented in November 2022. As a result of the Reverse Stock Split, each of the holders of our Common Stock received one (1) new share of Common Stock for every twenty-five (25) shares such shareholder held immediately prior. Fractional shares as a result of the Reverse Stock Split were paid in cash. The Reverse Stock Split also affected the Company’s outstanding stock options and warrants and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio.

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

Sources of liquidity and funding requirements

From our inception in June 2004 through the three months ended March 31, 2023, we have financed our operations primarily through private placements of preferred stock, our initial public offering in 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. We have not yet attained profitability and continue to incur operating losses and negative operating cash flows. As of March 31, 2023, we had an accumulated deficit of $590.9 million.

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

The New Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the New Credit Agreement contains a minimum liquidity covenant requiring the us to maintain unrestricted cash and cash equivalents in excess of $4.0 million. The New Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Term Facility may be accelerated. As of March 31, 2023, we were not in breach of covenants under the New Credit Agreement. For further information regarding the New Credit Agreement see “Note I—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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
At March 31, 2023, we had cash and cash equivalents of $37.8 million and $0.5 million in restricted cash allocated to lease deposits. Based on our current operating plan, we expect to fund our operations, capital expenditure requirements and debt service over the next twelve months with existing cash and cash equivalents as of March 31, 2023, anticipated revenue from operations, revenue that may be generated in connection with licensing intellectual property, available sales of shares under the Sales Agreement, funds from additional equity or debt financing. We have based this expectation on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, the gross profit we expect to generate from those revenues, and the fact that we could use our capital resources sooner than we expect.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(9,847)	$(17,102)	$7,255	42%
Investing activities	(907)	(692)	(215)	(31)
Financing activities	—	—	—	100
Effect of exchange rate on cash	(127)	(45)	(82)	(182)
Total	$(10,881)	$(17,839)	$6,958	39%

Net cash used in operating activities.    Net cash used in operating activities was $9.8 million for the three months ended March 31, 2023 compared to $17.1 million used in operating activities for the three months ended March 31, 2022, a decrease in use of $7.3 million. The $7.3 million decrease in net cash used in operating activities was primarily affected by a decrease in net loss of $6.5 million, a decrease in accounts receivable of $2.3 million, a decrease in prepaid expense and other assets of $0.2 million, a decrease in royalty and licensing receivable of $0.4 million, an increase in inventory of $0.1 million, and a decrease in accounts payable, accrued expenses and other liabilities of $0.5 million. Non-cash reconciling items include decrease in unrealized foreign exchange gain/loss of $1.3 million, a decrease in depreciation expense of $0.2 million and a decrease in stock compensation expense of $0.1 million.

Net cash used in investing activities.    Net cash used in investing activities was $0.9 million for the three months ended March 31, 2023, and for the three months ended March 31, 2022 net cash used in investing activities was $0.7 million, an increase of $0.1 million. The increase is due to an increase in costs related to the acquisition of property, plant, and equipment.

Net cash provided by financing activities.    Net cash provided by financing activities was $0.0 million for each of the three months ended March 31, 2023 and 2022.

Contractual obligations and commitments

There have not been any material changes to our contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for the year ended December 31, 2022 other than changes in our debt facilities as disclosed in "Note I—Debt and Notes Payable" in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 0.1% to 0.6%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board revenue share agreements of $0.3 million during the three months ended March 31, 2023, representing 2.3% of product revenue, and $0.6 million during the three months ended March 31, 2022, representing 4.0% of product revenue. Revenue share expense is included in research and development. For further information, see “Note H—Commitments and Contingencies” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Segment information

We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through March 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. We believe the critical accounting policies and estimates that require the use of significant estimates and judgments in the preparation of our consolidated financial statements include revenue recognition, inventory valuations, impairment assessments, and income tax reserves and related allowances. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to routine risk of litigation, claims and administrative proceedings on a variety of matters, including patent infringement, product liability, securities-related claims, and other claims in the United States and in other countries where we sell our products. In the case of matters below in which we are a defendant, adverse outcomes of these lawsuits could have a material adverse effect on our business, financial condition or results of operations. We are presently unable to predict the outcome of these lawsuits or to reasonably estimate a range of potential losses, if any, related to the lawsuits. Legal costs associated with legal proceedings are accrued as incurred.

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

On November 8, 2022, we entered into a non-exclusive, fully paid up, worldwide settlement and license agreement with Medacta, resolving the matters described in the two preceding paragraphs. Under the terms of this agreement, we granted a perpetual, irrevocable, non-exclusive license to Medacta to use patient-specific instrument technology covered by our patents and patent applications with off-the-shelf implants for the knee and shoulder. This license does not extend to patient-specific implants. This license agreement provided for a single lump-sum payment by Medacta to us upon entering into the license agreement, which was paid in the fourth quarter of 2022.

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

Litigation against DePuy

On April 30, 2021, we filed a lawsuit against DePuy Synthes, Inc., DePuy Synthes Products, Inc., and DePuy Synthes Sales, Inc. (together, “DePuy”) in the United States District Court for the District of Delaware seeking damages for DePuy’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that DePuy’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe seven of our patents. The accused product lines include DePuy’s patient-specific instrument and implant systems for knee and shoulder replacement procedures. On October 25, 2021, DePuy filed a partial motion to dismiss. On November 15, 2021, we filed an amended complaint. On December 6, 2021, DePuy filed a second partial motion to dismiss. We opposed the partial motion to dismiss on December 20, 2021, and DePuy filed a reply in support of its partial motion to dismiss on December 27, 2021. On February 14, 2022, the court denied DePuy’s partial motion to dismiss. On February 28, 2022, DePuy filed its answer to our amended complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by us. A claim construction hearing was held on February 6, 2023. Discovery in the lawsuit is ongoing.

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

Litigation against Bodycad Laboratories

On June 3, 2021, we filed a lawsuit against Bodycad Laboratories, Inc., Bodycad USA Corp. (together, “Bodycad”), and Exactech (collectively, “Defendants”), in the United States District Court for the Middle District of Florida seeking damages for Defendants’ infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that Defendants’ line of patient-specific surgical systems for unicondylar knee replacement surgery and Bodycad’s line of patient-specific surgical systems for knee osteotomy surgery infringe six of our patents. On August 2, 2021, Exactech filed its answer to the complaint, denying that it infringed our asserted patents and also alleging that our asserted patents are invalid. On August 20, 2021, Bodycad filed a motion to dismiss and for a more definite statement. On September 10, 2021, we filed an amended complaint that continued to accuse the same products of infringing six of our patents. On September 24, 2021, Defendants filed a motion to dismiss, and we opposed the motion to dismiss on October 15, 2021. On March 30, 2022, the court denied Defendants motion to dismiss. On February 9, 2023, the parties entered into a settlement and license agreement that resolves the patent infringement dispute filed by us in June of 2021. The parties agreed to an undisclosed amount for the dismissal of all patent litigation between the companies along with a release and license to certain Company patents related to patient-specific instrumentation and knee implants.

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

On January 23, 2023, the United States Court of Appeals for the First Circuit revived our trade libel claims against Aetna, finding that Aetna’s policy claims that our knee implants are “experimental” and “investigational” can plausibly be considered actionable product disparagement, and that the district court had erred in dismissing these claims. The court found that we have plausibly claimed that Aetna's policy decision caused orthopedic surgeons to stop prescribing its knee replacement implants. The court also revived our related claims for unfair trade practice and interference with advantageous relations. The court issued a scheduling order on March 2, 2023 and discovery in the lawsuit has commenced. We intend to continue pursuing these claims against Aetna, and expect to incur additional legal expenses in 2023 (and potentially thereafter) in connection with doing so. We are seeking an award of monetary damages and equitable relief. We are not presently able to predict the ultimate outcome of this matter or to reasonably estimate a range of potential damages we may be awarded, if successful.

ITEM 1A. RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that may have a material adverse effect on our business, financial condition and results of operations. The following description of risk factors consists of updates to the risk factors previously disclosed in Part 1, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in our Annual Report on Form 10-K. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K. Risk factors and other information included in our Form 10-Q should be carefully considered. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 31 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, which are not insured by the FDIC or similar agencies. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.

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

 Date: 5/8/2023

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer (On behalf of the Registrant)

 Date: 5/8/2023

CONFORMIS, INC.

By:	/s/ Robert Howe
Robert Howe Chief Financial Officer (Principal Financial Officer)