Form 10-Q
period 2023-06-30
Conformis Inc
filed 2023-08-02
CIK 1305773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, there were 7,877,493 shares of Common Stock, $0.00001 par value per share, outstanding. The number of shares outstanding takes in account the 1-for-25 reverse stock split that was consummated on November 9, 2022.

Conformis, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
CONFORMIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$26,182	$48,667
Accounts receivable, net	7,676	9,773
Royalty and licensing receivable	121	134
Inventories, net	19,024	18,910
Prepaid expenses and other current assets	1,616	1,785
Total current assets	54,619	79,269
Property and equipment, net	7,455	8,154
Operating lease right-of-use assets	5,159	6,078
Other Assets
Restricted cash	462	462
Other long-term assets	86	85
Total assets	$67,781	$94,048

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,584	$4,163
Accrued expenses	5,252	7,978
Operating lease liabilities	1,936	1,932
Total current liabilities	10,772	14,073
Other long-term liabilities	336	230
Long-term debt, less debt issuance costs	20,639	20,563
Operating lease liabilities	4,009	5,003
Total liabilities	35,756	39,869
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value:
Authorized: 5,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value:
Authorized: 20,000,000 shares authorized at June 30, 2023 and December 31, 2022; 7,878,332 and 7,502,462 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	635,703	634,647
Accumulated deficit	(603,906)	(581,324)
Accumulated other comprehensive income	228	856
Total stockholders’ equity	32,025	54,179
Total liabilities and stockholders’ equity	$67,781	$94,048

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Product	$12,496	$15,142	$25,187	$30,026
Royalty and licensing	527	153	673	820
Total revenue	13,023	15,295	25,860	30,846
Cost of revenue	11,189	9,835	18,923	19,645
Gross profit	1,834	5,460	6,937	11,201

Operating expenses
Sales and marketing	4,063	6,562	9,114	13,227
Research and development	2,158	3,958	4,616	8,437
General and administrative	7,918	7,693	14,941	17,026
Total operating expenses	14,139	18,213	28,671	38,690
Loss from operations	(12,305)	(12,753)	(21,734)	(27,489)

Other income and expenses
Interest income	6	14	15	31
Interest expense	(668)	(453)	(1,305)	(904)
Foreign currency exchange transaction (loss) income	(13)	(2,432)	455	(3,259)
Total other expenses	(675)	(2,871)	(835)	(4,132)
Loss before income taxes	(12,980)	(15,624)	(22,569)	(31,621)
Income tax (benefit) provision	31	(100)	13	(66)

Net loss	$(13,011)	$(15,524)	$(22,582)	$(31,555)

Net loss per share
Basic and diluted*	$(1.78)	$(2.15)	$(3.10)	$(4.39)
Weighted average common shares outstanding
Basic and diluted*	7,316,286	7,211,851	7,291,542	7,189,634
*Adjusted for the 1-for-25 reverse stock split

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(13,011)	$(15,524)	$(22,582)	$(31,555)
Other comprehensive (loss) income
Foreign currency translation adjustments	(24)	2,113	(628)	2,850
Comprehensive loss	$(13,035)	$(13,411)	$(23,210)	$(28,705)

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
Balance, March 31, 2023	7,497,138	$—	$635,268	$(590,895)	$252	$44,625
Issuance of common stock—restricted stock	381,194	—	—	—	—	—
Compensation expense related to issued stock options and restricted stock awards	—	—	435	—	—	435
Net loss	—	—	—	(13,011)	—	(13,011)
Other comprehensive loss	—	—	—	—	(24)	(24)
Balance, June 30, 2023	7,878,332	$—	$635,703	$(603,906)	$228	$32,025

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value				Total
Balance, December 31, 2022	7,502,462	$—	$634,647	$(581,324)	$856	$54,179
Issuance of common stock—restricted stock	375,870	—	—	—	—	—
Compensation expense related to issued stock options and restricted stock awards	—	—	1,056	—	—	1,056
Net loss	—	—	—	(22,582)	—	(22,582)
Other comprehensive loss	—	—	—	—	(628)	(628)
Balance, June 30, 2023	7,878,332	$—	$635,703	$(603,906)	$228	$32,025

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares*	Par Value				Total
Balance, March 31, 2022	7,413,309	$2	$633,249	$(546,882)	$(375)	$85,994
Issuance of common stock—restricted stock	115,774	—	—	—	—	—
Compensation expense related to issued stock options and restricted stock awards	—	—	847	—	—	847
Net loss	—	—	—	(15,524)	—	(15,524)
Other comprehensive income	—	—	—	—	2,113	2,113
Balance, June 30, 2022	7,529,083	$2	$634,096	$(562,406)	$1,738	$73,430
*Adjusted for the 1-for-25 reverse stock split

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares*	Par Value				Total
Balance, December 31, 2021	7,441,696	$2	$632,513	$(530,851)	$(1,112)	$100,552
Issuance of common stock—restricted stock	87,387	—	—	—	—	—
Compensation expense related to issued stock options and restricted stock awards	—	—	1,583	—	—	1,583
Net loss	—	—	—	(31,555)	—	(31,555)
Other comprehensive income	—	—	—	—	2,850	2,850
Balance, June 30, 2022	7,529,083	$2	$634,096	$(562,406)	$1,738	$73,430
*Adjusted for the 1-for-25 reverse stock split

The accompanying notes are an integral part of these consolidated financial statements.

CONFORMIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,582)	$(31,555)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,835	2,134
Stock-based compensation expense	1,056	1,583
Unrealized foreign exchange (gain) loss	(495)	3,115
Non-cash lease expense	780	752
Provision for credit losses	132	191
Impairment of long-term assets	80	—
Non-cash interest expense	78	83
Changes in operating assets and liabilities:
Accounts receivable	1,966	(648)
Royalty and licensing receivable	13	125
Inventories	(113)	(1,523)
Prepaid expenses and other assets	167	60
Accounts payable, accrued expenses and other liabilities	(4,054)	(1,079)
Net cash used in operating activities	(21,137)	(26,762)

Cash flows from investing activities:
Acquisition of property and equipment	(1,215)	(990)
Net cash used in investing activities	(1,215)	(990)

Cash flows from financing activities:
Net cash provided by financing activities	—	—
Foreign exchange effect on cash and cash equivalents	(133)	(263)
Decrease in cash, cash equivalents and restricted cash	(22,485)	(28,015)
Cash, cash equivalents and restricted cash beginning of period	49,129	101,118
Cash, cash equivalents and restricted cash end of period	$26,644	$73,103

Supplemental information:
Cash paid for interest	1,124	715
Non cash investing and financing activities:
Operating leases right-of-use assets obtained in exchange for lease obligations	(137)	63

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

Merger Agreement with restor3d, Inc.

On June 22, 2023, the “Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with restor3d, Inc. (“restor3d”) and Cona Merger Sub Inc., a wholly owned subsidiary of restor3d (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously adopted by the Board of Directors of the Company (the “Board”), Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of restor3d (the “Merger”). The Board also unanimously resolved to recommend that the Company’s stockholders vote to adopt and approve the Merger Agreement and the Merger.

Pursuant to the Merger Agreement, upon the closing of the Merger (the “Closing”), each outstanding share of Company common stock, other than shares owned by the Company, restor3d or Merger Sub (which will be cancelled) and shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, will automatically be converted into the right to receive $2.27 in cash, without interest (the “Merger Consideration”).

If the Merger is consummated, the Company’s common stock will be delisted from The Nasdaq Capital Market and deregistered under the Securities Exchange Act of 1934.

In connection with the Merger, the vesting of each outstanding restricted stock unit of the Company will accelerate, and the holders of such units will receive an amount per unit equal to the Merger Consideration. All stock options and warrants of the Company that are currently outstanding have a strike price per share greater than the Merger Consideration, and will be cancelled in connection with the Merger without payment, unless exercised prior to consummation of the Merger.

The consummation of the Merger is subject to certain customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock (the “Stockholder Approval”), and (ii) no temporary restraining order, preliminary or permanent injunction or other order is in effect preventing the consummation of the Merger. Moreover, each party’s obligations to consummate the Merger are subject to certain other conditions, including (a) the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions), (b) the other party’s compliance in all material respects with its obligations under the Merger Agreement, and (c) in the case of restor3d and Merger Sub only, the absence of any event, change, or effect that would, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement). A special meeting of the stockholders of the Company is scheduled to be held on August 31, 2023 to vote on, among other things, a proposal to adopt the Merger Agreement. Subject to the satisfaction of the closing conditions, the parties anticipate that the Merger will be consummated by the end of the third quarter of 2023.

The Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature. Until the earlier of the termination of the Merger Agreement and the closing of the Merger, the Company has agreed to use its reasonable best efforts to conduct its business in all material respects in the ordinary course of business and has agreed to certain other operating covenants and to not take certain specified actions prior to the consummation of the Merger, as set forth more fully in the Merger Agreement. The Company has also agreed to convene and hold a meeting of its stockholders for the purpose of obtaining the Stockholder Approval. In addition, the Merger Agreement requires that, subject to certain exceptions, the Board recommend that the Company’s stockholders approve the Merger Agreement.

In addition, the Company has agreed not to initiate, solicit or knowingly encourage takeover proposals from third parties. The Company has also agreed not to provide non-public information to, or, subject to certain exceptions, engage in discussions or negotiations with, third parties regarding takeover proposals. Notwithstanding these restrictions, prior to the receipt of the Stockholder Approval, the Company may under certain circumstances provide non-public information to and participate in discussions or negotiations with third parties with respect to takeover proposals.

Prior to obtaining the Stockholder Approval, the Board may, among other things, change its recommendation that the stockholders approve the Merger Agreement in connection with a Superior Offer or an Intervening Event (in each case, as defined in the Merger Agreement), or terminate the Merger Agreement to enter into an agreement providing for a Superior Offer, subject, in each case, to complying with notice and other specified conditions, including giving restor3d the opportunity to propose revisions to the terms of the Merger Agreement during a period following notice.

The Merger Agreement contains certain termination rights for the Company and restor3d, including, among others, the right of (1) the Company to terminate the Merger Agreement in order to enter into an agreement providing for a Superior Offer (subject to the Company’s compliance with certain obligations under the Merger Agreement related to such Superior Offer and such termination) and (2) restor3d to terminate the Merger Agreement if the Board changes its recommendation with respect to the Merger Agreement. The Merger Agreement also provides that under specified circumstances, including in the event of termination by the Company to enter into an agreement providing for a Superior Offer, the Company will be required to pay restor3d a termination fee of $0.9 million and provide restor3d with a non-exclusive license to the Company’s patents except with respect to certain knee and/or hip applications.

Liquidity and operations

    These consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, and related interim information contained within the notes to the Consolidated Financial Statements, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

    Since the Company’s inception in June 2004, it has financed its operations primarily through private placements of preferred stock, its initial public offering in July 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. The Company has recurring losses and cash used in operating activities for the three and six months ended June 30, 2023 and 2022. At June 30, 2023, the Company had an accumulated deficit of $603.9 million and cash and cash equivalents of $26.2 million, and $0.5 million in restricted cash allocated to a lease deposit.

In addition, as of such date, the Company owed $21 million under its secured credit agreement with MidCap Financial Trust (“MidCap”), as agent, and certain lender parties thereto. The credit agreement provides for a five-year, $21 million secured term loan facility. However, as further described below under “Item 1A. Risk Factors,” if the proposed merger transaction with restor3d is not consummated, absent us raising additional capital, MidCap could allege that a material adverse effect has occurred under the credit agreement, which could permit MidCap to accelerate amounts due under the agreement.

The recurring losses and uncertainties about the Company's ability to raise capital raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date to these financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company plans to address matters that raise substantial doubt about its ability to continue as a going concern through the completion of the Merger Agreement with restor3d. However, if the merger is not successful, the Company will require additional capital in the near-term to support its business growth and continued operations, and, based on the recent state of equity capital markets and the Company’s exploration of potential financing alternatives, the Company and its board of directors believe that it will be very challenging to obtain such financing on terms that would preserve value for the Company’s current stockholders. Absent the Company being able to obtain a sufficient level of new capital in the near-term, the Company could need to file for bankruptcy protection, which the Company and its board of directors believe would likely result in current Company stockholders receiving little, if any, value for their shares of Company common stock (and, in any event, an amount substantially less than the $2.27 per share of common stock provided for by the Merger Agreement).

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

Unaudited Interim Financial Information

    The accompanying Interim Consolidated Financial Statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, and related interim information contained within the notes to the Consolidated Financial Statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2023, results of operations for and stockholders' equity for the three and six months ended June 30, 2023 and 2022, and comprehensive loss, and cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year or any interim period.

Note B—Summary of Significant Accounting Policies

    The Company's financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the six months ended June 30, 2023 to the application of significant accounting policies and estimates as described in its audited consolidated financial statements for the year ended December 31, 2022.

Concentrations of credit risk and other risks and uncertainties
     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains the majority of its cash with accredited financial institutions which mitigates potential risks related to concentration. The Company had $0.6 million as of June 30, 2023 and $1.2 million as of December 31, 2022 held in foreign bank accounts that are not federally insured. In addition, the cash held in U.S bank accounts exceeds the federally insured limits.

    The Company and its contract manufacturers rely on sole source suppliers and service providers for certain components. A shortage or stoppage of shipments of the materials or components that the Company purchases could result in a delay in production or adversely affect the Company’s operating results.

    For the three and six months ended June 30, 2023, no customer represented greater than 10% of total revenue. For the three and six months ended June 30, 2022, no customer represented greater than 10% of total revenue. As of June 30, 2023 and December 31, 2022, respectively, there was no customer that represented greater than 10% of the total net receivable balance.

Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including ImaTx, Inc., ConforMIS Europe GmbH, ConforMIS UK Limited, ConforMIS Hong Kong Limited, Conformis India LLP, and Conformis Cares LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash, cash equivalents and restricted cash
     The Company considers all highly liquid investment instruments with original maturities of 90 days or less when purchased to be cash equivalents. The Company’s cash equivalents consist of demand deposits and money market accounts. Demand deposits and money market accounts are carried at cost which approximates their fair value. The Company has recorded restricted cash of $0.5 million as of June 30, 2023 and December 31, 2022. Restricted cash consisted of security provided for lease obligations.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$26,182	$48,667
Restricted cash	462	462
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$26,644	$49,129

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

Inventories
     Inventories consist of raw materials, work-in-process components and finished goods. Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margin, purchase commitments and other factors in evaluating net realizable value. During the three and six months ended June 30,

2023, the Company recognized provisions of $0.6 million and $0.9 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for excess and obsolete reserves, and estimated unused product related to known and potential cancelled cases, which is included in cost of revenue. During the three and six months ended June 30, 2022, the Company recognized provisions of $0.8 million and $2.5 million, respectively, to adjust its inventory value to the lower of cost or net realizable value for excess and obsolete reserves, and estimated unused product related to known and potential cancelled cases, which is included in cost of revenue.

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

Long-lived assets
     The Company tests impairment of long-lived assets when events or changes in circumstances indicate that the assets might be impaired. If changes in circumstances lead the Company to believe that any of its long-lived assets may be impaired, the Company will test the asset group for recoverability, by evaluating whether the estimated undiscounted cash flows, including estimated residual value, generated from the asset group are sufficient to support the carrying value of the assets. During the quarter ended June 30, 2023, the Company had incurred current-period operating losses associated with its asset group, and as such, an assessment for recoverability was performed. Based on the assessment, the Company deemed its asset group to be recoverable, and no impairment charges were recognized for the quarter ended June 30, 2023.

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

Revenue Recognition

Product Revenue Recognition

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2023. Payment is typically due between 30 and 60 days from invoice.

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

    Unconditional rights to consideration are reported as receivables. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company records a contract liability when there is an obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. As of January 1, 2023, the contract liability balance was $0.2 million. There was no contract liability balance recorded as of January 1, 2022. At June 30, 2023, the Company had $0.6 million of contract liabilities recorded on the Consolidated Balance Sheets derived from contracts with customers. There were no contract assets recorded at June 30, 2023. The Company did not have any contract assets or liabilities recorded at June 30, 2022.

Royalty and Licensing Revenue Recognition

    The Company receives ongoing sales-based royalties under its license agreement (the "MicroPort License Agreement") with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, (collectively, "MicroPort"). Royalty revenue is recorded at the expected value of the royalty revenue.

On February 9, 2023, the Company entered into a Settlement and License Agreement with Bodycad Laboratories, Inc. ("Bodycad") and Exactech, Inc. ("Exactech"), collectively, (the "Defendants"), pursuant to which the parties have agreed to terms for resolving all of their existing patent disputes. In consideration of the licenses, releases, covenants and other immunities granted by the Company to the Defendants, the Company received an upfront payment following the execution of the Settlement and License Agreement, and will receive an additional payment by June 30, 2023. The agreement provides for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon receipt of full payment from. These individual rights are not accounted for as separate performance obligations as (i) the nature of the promise, within the context of the agreement, is to transfer combined items to which the promised rights are inputs and (ii) the Company's promise to transfer each individual right described above to the Defendants is not separately identifiable from other promises in the agreement. As a result, the Company accounts for the promises in the agreement as a single performance obligation. The Defendants legally obtained control of the licenses and other rights upon full payment to Conformis. As such, the earnings process was completed and revenue was recognized upon receipt of the full payment, and all other revenue recognition criteria had been met within the scope of ASC 606.

On April 26, 2023, the Company entered into a Settlement and License Agreement with Exactech, pursuant to which the parties have agreed to terms for resolving all of their existing patent disputes. In consideration of the licenses, releases, covenants and other immunities granted by the Company to Exactech, the Company received a payment within 30 days following the execution of the agreement. The agreement provides for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon receipt of full payment from Exactech. These individual rights are not accounted for as separate performance obligations as (i) the nature of the promise, within the context of the agreement, is to transfer combined items to which the promised rights are inputs and (ii) the Company's promise to transfer each individual right described above to Exactech is not separately identifiable from other promises in the agreement. As a result, the Company accounts for the promises in the agreement as a single performance obligation. Exactech legally obtained control of the licenses and other rights upon full payment to Conformis and the completion of other deliverables.

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
    The following table summarizes activity for rebate allowance reserve (in thousands):

	June 30, 2023	December 31, 2022
Beginning Balance	$108	$79
Provision related to current period sales	104	126
Payments or credits issued to customers	(91)	(97)
Ending Balance	$121	$108

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

Shipping and handling costs
     Shipping and handling activities prior to the transfer of control to the customer (e.g., when control transfers after delivery) are considered fulfillment activities, and not performance obligations. Amounts invoiced to customers for shipping and handling are classified as revenue. Shipping and handling costs incurred are included in general and administrative expense. Shipping and handling expense was $1.0 million for each of the three months ended June 30, 2023 and 2022, and $2.2 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively.

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

Advertising expense
     Advertising costs are expensed as incurred, which are included in sales and marketing. Advertising expense was $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

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

    The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded a provision for income taxes of $31,000 and $(100,000) for the three months ended June 30, 2023 and 2022, respectively and $13,000 and $(66,000) for the six months ended June 30, 2023 and 2022, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2023 and 2022, a cumulative balance of $8,000 and $45,000 of interest and penalties had been accrued, respectively. Please note that as result of the conclusion of a 2017 - 2019 Germany tax audit, the Company has reversed the respective uncertain tax positions for those years, resulting in a reduction of interest and penalties, as they now apply to only tax years 2020 - 2022.

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

    The following table sets forth the computation of basic and diluted earnings per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Basic and diluted loss per share
Net loss	$(13,011)	$(15,524)	$(22,582)	$(31,555)
Denominator:
Basic and diluted weighted average shares*	7,316,286	7,211,851	7,291,542	7,189,634
Loss per share attributable to Conformis, Inc. stockholders:
Basic and diluted*	$(1.78)	$(2.15)	$(3.10)	$(4.39)
  *Adjusted for the 1-for-25 reverse stock split

    The following table sets forth potential shares of common stock equivalents that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options and restricted stock awards*	6,169	20,686	20,341	26,629
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

Note C—Accounts Receivable

    Accounts receivable consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Total receivables	$8,310	$10,383
Allowance for credit losses	(634)	(610)
Accounts receivable, net	$7,676	$9,773

    The beginning accounts receivable balance as of January 1, 2023 and 2022, was $9.8 million and $9.1 million, respectively. All activity within accounts receivables relate to normal operational activity from the period. Accounts receivable included unbilled receivable of $1.2 million and $1.4 million at June 30, 2023 and December 31, 2022, respectively. Write-offs related to accounts receivable were approximately $96,000 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $96,000 and $13,000 for the six months ended June 30, 2023 and 2022, respectively.

    Summary of allowance for credit losses and returns activity was as follows (in thousands):

	June 30, 2023	December 31, 2022
Beginning balance	$(610)	$(257)
Provision for expected credit losses	(132)	(396)
Other allowances	12	(7)
Accounts receivable write offs	96	50
Ending balance	$(634)	$(610)

Note D—Inventories

    Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw Material	$9,149	$9,699
Work in process	1,917	2,118
Finished goods	7,958	7,093
Total inventories, net	$19,024	$18,910

Note E—Property and Equipment

    Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	June 30, 2023	December 31, 2022
Equipment	5-7	$20,499	$20,490
Furniture and fixtures	5-7	765	765
Computer and software	3	11,113	11,037
Leasehold improvements	3-7	2,251	2,295
Reusable instruments	5	8,173	7,147
Molding and Tooling	5	556	489
Total property and equipment		43,357	42,223
Accumulated depreciation		(35,902)	(34,069)
Property and equipment, net		$7,455	$8,154

    Depreciation expense related to property and equipment was $0.9 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $1.8 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, the Company recognized $0.1 million in impairment charges related to unused manufacturing equipment and building improvements.

Note F—Accrued Expenses

    Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued employee compensation	$2,214	$4,279
Accrued legal expense	1,034	397
Accrued vendor charges	107	903
Accrued revenue share expense	318	791
Accrued clinical trial expense	—	342
Deferred revenue	585	215
Accrued other	994	1,051
	$5,252	$7,978

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

    As of June 30, 2023, the Company had not entered into any leases which have not yet commenced which would entitle the Company to significant rights or create additional obligations.

    The Company uses either its incremental borrowing rate or the implicit rate in the lease agreement as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

    The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2022	2021
Rent expense	$486	$486	$974	$965
Variable lease cost (1)	182	93	223	201
	$668	$579	$1,197	$1,166
(1) Variable operating lease expenses consist primarily of common area maintenance and real estate taxes for the three and six months ended June 30, 2023 and 2022.

    As of June 30, 2023, the remaining weighted-average lease term of the operating leases was 3.4 years and the weighted-average discount rate was 6.0%.

    The future minimum rental payments under these agreements as of June 30, 2023 were as follows (in thousands):

Year	Minimum Lease Payments
2023	897
2024	2,124
2025	1,869
2026	968
2027	741
Total lease payments	$6,599
Present value adjustment	(654)
Present value of lease liabilities	$5,945

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

    The Company incurred aggregate revenue share expense including all amounts payable under the Company’s scientific advisory board revenue share agreements of $0.3 million during the three months ended June 30, 2023, representing 2.1% of product revenue and $0.6 million during the six months ended June 30, 2023, representing 2.2% of product revenue and $0.7 million during the three months ended June 30, 2022, representing 4.8% of product revenue and $1.3 million during the six months ended June 30, 2022, representing 4.3% of product revenue. Revenue share expense is included in research and development.

Other obligations

    In the ordinary course of business, the Company is a party to certain non-cancellable contractual obligations typically related to product royalty and research and development.  The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at June 30, 2023 or December 31, 2022.

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

Proceedings and Complaints Related to the Merger Agreement

On July 27, 2023 and July 31, 2023, respectively, two purported Company stockholders filed separate complaints against the Company and the members of its board directors in the United States District Court for the Southern District of New York in cases captioned Burnett v. Conformis Inc., et al., 1:23-cv-06536 (S.D.N.Y.) and Anderson v. Conformis Inc., et al., 1:23-cv-06686 (S.D.N.Y.), respectively. The complaints each assert claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act, and allege that the proxy statement filed with the SEC on July 24, 2023 regarding the proposed merger transaction with restor3d is materially incomplete and misleading because it fails to disclose certain purportedly material information. Among other remedies, the plaintiffs each seek to enjoin the merger. Between July 24, 2023 and July 27, 2023, counsel to four different purported Company stockholders sent demand letters to counsel for the Company making similar assertions and, in one instance, attaching a draft federal court complaint against the Company and the members of its board directors, asserting similar claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act and also seeking to enjoin the merger. On July 31, 2023, the Company also received a demand under Section 220 of the Delaware General

Corporation Law seeking formal access to the Company’s books and records related to the proposed merger with restor3d and the process leading up to it.

Although the ultimate outcome of these matters cannot be predicted with certainty, the Company and the individual defendants believe the claims are without merit and intend to defend against these actions vigorously. If any plaintiffs are successful in obtaining an injunction prohibiting the completion of the merger on the agreed-upon terms, then such injunction may prevent the merger from being completed, or from being completed within the expected time frame. Additional lawsuits against the Company and/or its directors and officers in connection with the merger may be filed in the future. If additional similar complaints are filed or demand letters are sent, absent new or different allegations that are material, the Company will not necessarily announce such additional filings or letters. At this time, the Company is unable to estimate the potential loss or range of losses that might be incurred in connection with these matters.

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

Litigation with Osteoplastics

On March 20, 2020, Osteoplastics LLC ("Osteoplastics"), filed a lawsuit against the Company in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020. Osteoplastics alleges that the Company’s proprietary software, including the Company’s iFit software platform, and the Company’s use of its proprietary software for designing and manufacturing medical devices, including implants, infringed seven patents owned by Osteoplastics. On June 15, 2020, the Company filed a motion to dismiss Osteoplastics’ complaint, and on October 21, 2020, the court denied the motion. On November 2, 2020, the Company filed its answer to the amended complaint, denying that it infringed the patents asserted by Osteoplastics and asserting certain affirmative defenses.
On June 19, 2023, the Company entered into a settlement and license agreement with Osteoplastics, resolving the patent infringement lawsuit filed by Osteoplastics in March of 2020. A Joint Stipulation of Dismissal with Prejudice was filed on June 22, 2023 and the order of dismissal was entered by the Court on June 23, 2023.

Litigation against DePuy

On April 30, 2021, the Company filed a lawsuit against DePuy Synthes, Inc., DePuy Synthes Products, Inc., and DePuy Synthes Sales, Inc. (collectively, “DePuy”) in the United States District Court for the District of Delaware, seeking damages for DePuy’s infringement of certain of the Company's patents related to patient-specific instrument and implant systems. The complaint alleges that DePuy’s multiple lines of PSI, as well as the implant components used in conjunction with them, infringe seven of the Company's patents. The accused product lines include DePuy’s patient-specific instrument and implant systems for knee and shoulder replacement procedures. On October 25, 2021, DePuy filed a partial motion to dismiss. On November 15, 2021, the Company filed an amended complaint. On December 6, 2021, DePuy filed a second partial motion to dismiss. The Company opposed the partial motion to dismiss on December 20, 2021, and DePuy filed a reply in support of its partial motion to dismiss on December 27, 2021. On February 14, 2022, the court denied DePuy's partial motion to dismiss. On February 28, 2022, DePuy filed its answer to the Company's amended complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by the Company. A claim construction hearing was held on February 6, 2023. Supplemental claim construction briefing was completed in March 2023 and a final claim construction order is pending. Discovery in the lawsuit is ongoing.

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
The Company and Exactech entered into a settlement and license Agreement with an effective date of April 26, 2023 that resolves the patent infringement lawsuit filed by the Company in June of 2021. Under the settlement and license agreement, the Company granted a non-exclusive license to Exactech to use patient-specific instrument technology covered by certain Company patents with off-the-shelf implants for the ankle in exchange for a lump-sum payment and additional consideration.

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

Note I—Debt and Notes Payable

    Long-term debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
MidCap, Term Loan	21,000	21,000
Less unamortized debt issuance costs	(361)	(437)
Long-term debt, less debt issuance costs	$20,639	$20,563

    Principal payments due as of June 30, 2023 consisted of the following (in thousands):

Principal Payment
2023 (remainder of the year)	—
2024	1,750
2025	10,500
2026	8,750
Total	$21,000

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

As of June 30, 2023, the Company believes that it was not in breach of any covenants under the secured credit agreement. However, as further described below under “Item 1A. Risk Factors,” if the proposed merger transaction with restor3d is not consummated, absent the Company raising additional capital, MidCap could allege that a material adverse effect has occurred under the credit agreement, which could permit MidCap to accelerate amounts due under the agreement. Should such an event of default actually occur, absent the Company being able to obtain in the near-term, a sufficient level of capital, the Company could need to file for bankruptcy protection, which the Company and its board of directors believe would likely result in current Company stockholders receiving little, if any, value for their shares of Company common stock (and, in any event, an amount substantially less than the $2.27 per share of common stock provided for by the Merger Agreement.

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

Preferred stock

    The Company’s Restated Certificate of Incorporation authorizes the Company to issue 5,000,000 shares of preferred stock, $0.00001 par value, all of which is undesignated. No shares were issued and outstanding at June 30, 2023 and December 31, 2022.

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

    In connection with the September 23, 2020 registered direct offering, the Company issued 379,718 pre-funded common stock warrants with an exercise price of $0.0025 per share and an additional 720,201 common stock warrants with an exercise price of $21.87 per share (in each case, adjusted for the 1-for-25 reverse stock split). All of these warrants are exercisable for one share of common stock and were exercisable immediately. As of June 30, 2023, approximately 240,000 of the common stock warrants have been exercised. The pre-funded warrants were exercisable indefinitely, while the additional warrants are exercisable for 5 years from the date of issuance. All pre-funded warrants were exercised. Based on the Company’s assessment of the warrants granted relative to ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants are classified as equity instruments. The fair value of the common stock warrants of approximately $10.2 million at the date of issuance was estimated using the Black-Scholes model which used the following inputs: term of 5 years, risk free rate of 0.28%, 0% dividend yield, volatility of 90.15%, an exercise price of $21.87 and share price of $20.83 per share based on the trading price of the Company’s common stock (adjusted for the 1-for-25 reverse stock split).

On June 22, 2023, the Company entered into a warrant exchange agreement with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the agreement, the Company issued 100,000 shares of the Company’s common stock to Armistice, in exchange for the cancellation of an existing warrant agreement pursuant to which Armistice had the right to acquire 480,000 shares of the Company’s common stock at an exercise price of $21.87 per share.

    Warrants to purchase 837 and 480,837 shares of common stock were outstanding as of June 30, 2023 and December 31, 2022, respectively. Outstanding common stock warrants are currently exercisable with varying exercise expiration dates from 2024 through 2025. At June 30, 2023 and December 31, 2022, the weighted average warrant exercise price per share for common stock and the weighted average contractual life was as follows:

	Number of Common Stock Warrants	Weighted Average Exercise Price Per Share*	Weighted Average Remaining Contractual Life	Number of Warrants Exercisable*	Weighted Average Price Per Share*

Outstanding December 31, 2022	480,837	$22.22	2.73	480,837	$22.22
Granted	—	$—	—	—	$—
Exercised	—	—	—	—	—
Cancelled/expired	(480,000)	—	—	(480,000)	—
Outstanding June 30, 2023	837	$224.00	1.36	837	$224.00

Stock option plans

     The 2015 Stock Incentive Plan ("2015 Plan") provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lesser of (a) 3,000,000 shares of the Company's common stock, (b) 3% of the number of share of its common stock outstanding on the first day of such fiscal year and (c) an amount determined by the Company's board of directors. Effective January 1, 2023, an additional 120,000 shares of the Company's common stock were added to the 2015 Plan under the terms of this provision (adjusted for the 1-for-25 reverse stock split), and at the 2021 Annual Meeting of Stockholders on May 24, 2021, the Company' Stockholders approved a First Amendment to the 2015 Plan to increase by 240,000 (adjusted for the 1-for-25 reverse stock split), the maximum number of shares of common stock available for issuance under the 2015 Plan ("Plan Amendment"). As of June 30, 2023, 31,549 shares of common stock were available for future issuance under the 2015 Plan (adjusted for the 1-for-25 reverse stock split).

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

    As of June 30, 2023, there were 100,842 shares of common stock available for future issuance under the 2019 Sales Team Plan (adjusted for the 1-for-25 reverse stock split).

    Activity under all stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in Thousands)
Outstanding December 31, 2022	175,783	$44.76	$—
Granted	—	—	—
Expired	(4,727)	146.61	—
Cancelled/Forfeited	—	—	—
Outstanding June 30, 2023	171,056	$41.95	$—
Total vested and exercisable	66,708	$88.56	$—

    The total fair value of stock options that vested during each of the three and six months ended June 30, 2023 was $0.2 million. The weighted average remaining contractual term for the total stock options outstanding was 7.78 years as of June 30, 2023. The weighted average remaining contractual term for the total stock options vested and exercisable was 6.14 years as of June 30, 2023.

    Restricted common stock award activity under the plan was as follows:

	Number of Shares	Weighted Average Fair Value
Unvested December 31, 2022	237,966	$18.77
Granted	300,598	1.50
Vested	(79,692)	17.26
Forfeited	(28,778)	14.24
Unvested June 30, 2023	430,094	$7.28

    The total fair value of restricted common stock awards that vested during the three and six months ended June 30, 2023 was $1.3 million and $1.4 million, respectively.

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

    The fair value of options at date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	—%	2.68%	—%	2.61%
Expected term (in years)	0.00	6.52	0.00	6.72
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	89.39%	—%	89.21%

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
    Stock-based compensation expense was $0.4 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense was calculated based on awards ultimately expected to vest. To date, the amount of stock-based compensation capitalized as part of inventory was not material.

    The following is a summary of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$16	$16	$31	$(20)
Sales and marketing	5	159	140	336
Research and development	70	132	141	270
General and administrative	344	540	744	997
	$435	$847	$1,056	$1,583

    As of June 30, 2023, the Company had $0.9 million of total unrecognized compensation expense for options that will be recognized over a weighted average period of 4.06 years. As of June 30, 2023, the Company had $2.9 million of total unrecognized compensation expense for restricted awards that will be recognized over a weighted average period of 3.24 years.

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

    Geographic and product category information consisted of the following (in thousands):

	Three Months Ended June 30,
	2023			2022

Product revenue	Knee	Hip	Total	Knee	Hip	Total
United States	$9,809	$968	$10,777	$12,671	$744	$13,415
Germany	736	—	736	707	—	707
Rest of world	983	—	983	1,020	—	1,020
	$11,528	$968	$12,496	$14,398	$744	$15,142

	Six Months Ended June 30,
	2023			2022

Product revenue	Knee	Hip	Total	Knee	Hip	Total
United States	$19,575	$1,770	$21,345	$24,610	$1,520	$26,130
Germany	1,562	—	1,562	1,885	—	1,885
Rest of world	2,280	—	2,280	2,011	—	2,011
	$23,417	$1,770	$25,187	$28,506	$1,520	$30,026
Geographic information consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Property and equipment, net
United States	$7,376	$8,065
Germany	38	29
Rest of World	41	60
	$7,455	$8,154

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
•our ability to satisfy all applicable NASDAQ continued listing requirements; and
•risks associated with the Merger Agreement, including:
•the risk that the proposed Merger may not be completed in a timely manner or at all;
•the failure to satisfy any of the conditions to the consummation of the proposed Merger, including the adoption of the Merger Agreement by our stockholders;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; and
•the outcome of any legal proceedings that have been or may be instituted against the Company related to the Merger Agreement or the proposed Merger.
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

Recent Developments – Agreement and Plan of Merger

On June 22, 2023, we entered into the Merger Agreement with restor3d and Merger Sub. Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously adopted by our Board of Directors (the “Board”), Merger Sub will merge with and into us, with us continuing as the surviving corporation and a wholly owned subsidiary of restor3d (the “Merger”). The Board also unanimously resolved to recommend that our stockholders vote to adopt and approve the Merger Agreement and the Merger.

Pursuant to the Merger Agreement, upon the closing of the Merger (the “Closing”), each outstanding share of our common stock, other than shares owned by us, restor3d or Merger Sub (which will be cancelled) and shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, will automatically be converted into the right to receive $2.27 in cash, without interest (the “Merger Consideration”).

If the Merger is consummated, our common stock will be delisted from The Nasdaq Capital Market and deregistered under the Securities Exchange Act of 1934.

In connection with the Merger, the vesting of each of our outstanding restricted stock unit will accelerate, and the holders of such units will receive an amount per unit equal to the Merger Consideration. All of our stock options and warrants that are currently outstanding have a strike price per share greater than the Merger Consideration, and will be cancelled in connection with the Merger without payment, unless exercised prior to consummation of the Merger.

The consummation of the Merger is subject to certain customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock (the “Stockholder Approval”), and (ii) no temporary restraining order, preliminary or permanent injunction or other order is in effect preventing the consummation of the Merger. Moreover, each party’s obligations to consummate the Merger are subject to certain other conditions, including (a) the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions), (b) the other party’s compliance in all material respects with its obligations under the Merger Agreement, and (c) in the case of restor3d and Merger Sub only, the absence of any event, change, or effect that would, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement). A special meeting of our stockholders is scheduled to be held on August 31, 2023 to vote on, among other things, a proposal to adopt the Merger Agreement. Subject to the satisfaction of the closing conditions, the parties anticipate that the Merger will be consummated by the end of the third quarter of 2023.

The Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature. Until the earlier of the termination of the Merger Agreement and the closing of the Merger, we have agreed to use its reasonable best efforts to conduct its business in all material respects in the ordinary course of business and has agreed to certain other operating covenants and to not take certain specified actions prior to the consummation of the Merger, as set forth more fully in the Merger Agreement. We have also agreed to convene and hold a meeting of its stockholders for the purpose of obtaining the Stockholder Approval. In addition, the Merger Agreement requires that, subject to certain exceptions, the Board recommend that our stockholders approve the Merger Agreement.

In addition, we have agreed not to initiate, solicit or knowingly encourage takeover proposals from third parties. We have also agreed not to provide non-public information to, or, subject to certain exceptions, engage in discussions or negotiations with, third parties regarding takeover proposals. Notwithstanding these restrictions, prior to the receipt of the Stockholder Approval, we may under certain circumstances provide non-public information to and participate in discussions or negotiations with third parties with respect to takeover proposals.

Prior to obtaining the Stockholder Approval, the Board may, among other things, change its recommendation that the stockholders approve the Merger Agreement in connection with a Superior Offer or an Intervening Event (in each case, as defined in the Merger Agreement), or terminate the Merger Agreement to enter into an agreement providing for a Superior Offer, subject, in each case, to complying with notice and other specified conditions, including giving restor3d the opportunity to propose revisions to the terms of the Merger Agreement during a period following notice.

The Merger Agreement contains certain termination rights for us and restor3d, including, among others, the right of (1) we to terminate the Merger Agreement in order to enter into an agreement providing for a Superior Offer (subject to our compliance with certain obligations under the Merger Agreement related to such Superior Offer and such termination) and (2) restor3d to terminate the Merger Agreement if the Board changes its recommendation with respect to the Merger Agreement. The Merger Agreement also provides that under specified circumstances, including in the event of termination by us to enter into an agreement providing for a Superior Offer, we will be required to pay restor3d a termination fee of $0.9 million and provide restor3d with a non-exclusive license to our patents except with respect to certain knee and/or hip applications.

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

Royalty and licensing revenue for the six months ended June 30, 2023 includes revenue generated from our settlement and license agreements with Bodycad and Exactech. Royalty and licensing revenue for the six months ended June 30, 2022 includes revenue of $0.5 million generated from our license agreement (the "License Agreement") with Paragon 28. Ongoing royalty revenue is generated from our license agreement (the "MicroPort License Agreement") with MicroPort Orthopedics Inc., a wholly owned subsidiary of MicroPort Scientific Corporation, or collectively, MicroPort. The MicroPort License Agreement will expire upon the expiration of the last to expire of our patents and patent applications licensed to MicroPort, which currently is expected to occur in 2031.

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

Cost of revenue

We produce our computer aided designs, or CAD, in-house and in India and use them to direct most of our product manufacturing efforts. We manufacture all of our patient-specific instruments, or iJigs, tibial trays used in our total knee implants, and polyethylene tibia tray inserts for our iTotal CR and our iTotal PS product, in our facility in Wilmington, Massachusetts. We polish our femoral implants used in our total and partial knee products in our facility in Wallingford, Connecticut. Starting in 2019, we began to manufacture the lateral partial tibial tray components in our facility in Wilmington, Massachusetts. We outsource the production of the remainder of the partial knee tibial components, femoral castings, and other knee and hip components to third-party suppliers. Our suppliers make our personalized implant components using the CAD designs we supply. Cost of revenue consists primarily of costs of raw materials, manufacturing personnel, outsourced CAD labor, manufacturing supplies, inbound freight, manufacturing overhead, and depreciation expense. Also included in cost of revenue for the three months ended June 30, 2023, is a settlement paid in connection with our patent licensing and enforcement activities related to the Osteoplastic Settlement and License Agreement.

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

Consolidated results of operations

Comparison of the three months ended June 30, 2023 and 2022

The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2023		2022		2023 vs 2022
Three Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$12,496	96%	$15,142	99%	$(2,646)	(17)%
Royalty and licensing	527	4	153	1	374	244
Total revenue	13,023	100	15,295	100	(2,272)	(15)
Cost of revenue	11,189	86	9,835	64	1,354	14
Gross profit	1,834	14	5,460	36	(3,626)	(66)

Operating expenses:
Sales and marketing	$4,063	31%	$6,562	43%	$(2,499)	(38)%
Research and development	2,158	17	3,958	26	(1,800)	(45)
General and administrative	7,918	61	7,693	50	225	3
Total operating expenses	14,139	109	18,213	119	(4,074)	(22)
Loss from operations	(12,305)	(94)	(12,753)	(83)	448	4
Total other (expenses) income, net	(675)	(5)	(2,871)	(19)	2,196	76
Loss before income taxes	(12,980)	(100)	(15,624)	(102)	2,644	17
Income tax provision	31	—	(100)	(1)	131	131
Net loss	$(13,011)	(100)%	$(15,524)	(101)%	$2,513	16%

Product revenue.    Product revenue was $12.5 million for the three months ended June 30, 2023 compared to $15.1 million for the three months ended June 30, 2022, a decrease of $2.6 million or 17%. The decrease in product revenue was primarily due to declines in U.S. knee orders following our business model transition and manufacturing/supply chain challenges.

The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2023		2022		2023 vs 2022
Three Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$10,777	86%	$13,415	89%	$(2,638)	(20)%
Germany	736	6	707	5	29	4
Rest of world	983	8	1,020	6	(37)	(4)
Product revenue	$12,496	100%	$15,142	100%	$(2,646)	(17)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 86% for the three months ended June 30, 2023 compared to 89% for the three months ended June 30, 2022.

The United States product revenue decreased $2.6 million to $10.8 million or 20% year over year. The decrease in product revenue was primarily due to declines in U.S. knee orders following our business model transition and manufacturing/supply chain challenges. Following the September 1, 2022 transition to the new business model, we have seen a reduction in our orders as existing customers migrate to the new product and service offering. Additionally, some of our existing customers have chosen not to offer our fully personalized iTotal Identity product given it will require an out-of-pocket patient pay upgrade and some have chosen not to order Identity Imprint given it is not a fully personalized knee system. Germany and Rest of World product revenue remained flat year-over-year.

Royalty and licensing revenue. Royalty and licensing revenue was $0.5 million for the three months ended June 30, 2023 compared to $0.2 million for the three months ended June 30, 2022, an increase of $0.4 million or 244%. The increase in royalty and licensing revenue was driven by revenue recognized under the License Agreements with Bodycad and Exactech.

Cost of revenue, gross profit and gross margin.    Cost of revenue was $11.2 million for the three months ended June 30, 2023 compared to $9.8 million for the three months ended June 30, 2022, an increase of $1.4 million, or 14%. Gross profit was $1.8 million for the three months ended June 30, 2023 compared to $5.5 million for the three months ended June 30, 2022, a decrease of $3.6 million or 66%. Gross margin decreased 2,160 basis points to 14% for the three months ended June 30, 2023 from 36% for the three months ended June 30, 2022. The decrease in gross margin was driven primarily by a settlement paid in connection with the Osteoplastic Settlement and License Agreement.

Sales and marketing.    Sales and marketing expense was $4.1 million for the three months ended June 30, 2023 compared to $6.6 million for the three months ended June 30, 2022, a decrease of $2.5 million or 38%. The decrease was due primarily to lower tradeshow expenses of $0.4 million, commission expense of $0.9 million, personnel costs of $0.8 million, professional and outside services of $0.2 million, and travel and entertainment expenses of $0.2 million. Sales and marketing expense decreased as a percentage of total revenue to 31% for the three months ended June 30, 2023 compared to 43% for the three months ended June 30, 2022.

Research and development.    Research and development expense was $2.2 million for the three months ended June 30, 2023 compared to $4.0 million for the three months ended June 30, 2022, a decrease of $1.8 million, or 45%. The decrease was due primarily to lower professional and outside services $0.3 million, personnel costs of $0.8 million, and revenue share expense of $0.7 million. Research and development expense decreased as a percentage of total revenue to 17% for the three months ended June 30, 2023 compared to 26% for the three months ended June 30, 2022.

General and administrative.    General and administrative expense was $7.9 million for the three months ended June 30, 2023 compared to $7.7 million for the three months ended June 30, 2022, an increase of $0.2 million, or 3%. The increase was primarily due to an increase in professional and outside services of $0.9 million, which was partially offset by a decrease in legal expenses of $0.7 million. General and administrative expense increased as a percentage of total revenue to 61% for the three months ended June 30, 2023 from 50% for the three months ended June 30, 2022.

Total other (expenses) income, net.    Other (expenses) income, net was $0.7 million of other expenses for the three months ended June 30, 2023 compared to $2.9 million of other expenses for the three months ended June 30, 2022, a change of $2.2 million, or 76%. The change was primarily due to a decrease in foreign currency exchange transaction loss of $2.4 million, partially offset by higher interest expense of $0.2 million.

Income taxes.    Income tax provision was $31,000 and $(100,000) for the three months ended June 30, 2023 and 2022, respectively. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

Comparison of the six months ended June 30, 2023 and 2022

    The following table sets forth our results of operations expressed as dollar amounts, percentage of total revenue and year-over-year change (in thousands):

	2023		2022		2023 vs 2022
Six Months Ended June 30,	Amount	As a% of Total Revenue	Amount	As a% of Total Revenue	$ Change	% Change
Revenue
Product revenue	$25,187	97%	$30,026	97%	$(4,839)	(16)%
Royalty	673	3	820	3	(147)	(18)%
Total revenue	25,860	100	30,846	100	(4,986)	(16)%
Cost of revenue	18,923	73	19,645	64	(722)	(4)%
Gross profit	6,937	27	11,201	36	(4,264)	(38)%

Operating expenses:
Sales and marketing	$9,114	35%	$13,227	43%	$(4,113)	(31)%
Research and development	4,616	18	8,437	27	(3,821)	(45)
General and administrative	14,941	58	17,026	55%	(2,085)	(12)
Total operating expenses	28,671	111	38,690	125	(10,019)	(26)
Loss from operations	(21,734)	(84)	(27,489)	(89)	5,755	21
Total other income (expenses), net	(835)	(3)	(4,132)	(13)	3,297	80
Loss before income taxes	(22,569)	(87)	(31,621)	(103)	9,052	29
Income tax provision	13	—	(66)	—	79	120
Net loss	$(22,582)	(87)%	$(31,555)	(102)%	$8,973	28%

    Product revenue.    Product revenue was $25.2 million for the six months ended June 30, 2023, compared to $30.0 million for the six months ended June 30, 2022, a decrease of $4.8 million or 16%. The decrease in product revenue was primarily due to declines in U.S. knee orders following our business model transition and manufacturing/supply chain challenges.

    The following table sets forth, for the periods indicated, our product revenue by geography expressed as U.S. dollar amounts, percentage of product revenue and year-over-year change (in thousands):

	2023		2022		2023 vs 2022
Six Months Ended June 30,	Amount	As a % of Product Revenue	Amount	As a % of Product Revenue	$ Change	% Change
United States	$21,345	85%	$26,130	87%	$(4,785)	(18)%
Germany	1,562	6	1,885	6	$(323)	(17)
Rest of world	2,280	9	2,011	7	269	13
Product revenue	$25,187	100%	$30,026	100%	$(4,839)	(16)%

Product revenue in the United States was generated through our direct sales force and independent sales representatives. The percentage of product revenue generated in the United States was 85% for the six months ended June 30, 2023 compared to 87% for the six months ended June 30, 2022.

The United States product revenue decreased $4.8 million to $21.3 million or 18% year over year. The decrease in product revenue was primarily due to declines in U.S. knee orders following our business model transition and manufacturing/supply chain challenges. Following the September 1, 2022 transition to the new business model, we have seen a reduction in our orders as existing customers migrate to the new product and service offering. Additionally, some of our existing customers have chosen not to offer our fully personalized iTotal Identity product given it will require an out-of-pocket patient pay upgrade and some have chosen not to order Identity Imprint given it is not a fully personalized knee system.

Germany product revenue decreased $0.3 million to $1.6 million, or 17% year over year on a reported basis and 15% on a constant currency basis. We believe the decline was primarily due to continued reimbursement headwinds from Medizinischer Dienst der Krankenversicherung ("MDK"), operational disruptions, and foreign currency exchange rates. Rest of World product revenue increased $0.3 million to $2.3 million, or 13% year-over-year on a reported basis and 18% on a constant currency basis. The increase is primarily due to an increase in elective surgeries in the UK which were lower in the prior period as a result of the COVID-19 pandemic, and growth in Australia.

    Royalty revenue. Royalty revenue was $0.7 million for the six months ended June 30, 2023 and $0.8 million or the six months ended June 30, 2022, a decrease of $0.1 million or 18%.

    Cost of revenue, gross profit and gross margin.    Cost of revenue was $18.9 million for the six months ended June 30, 2023 compared to $19.6 million for the six months ended June 30, 2022, an increase of $0.7 million, or 4%. Gross profit was $6.9 million for the six months ended June 30, 2023 compared to $11.2 million for the six months ended June 30, 2022, a decrease of $4.3 million or 38%. Gross margin decreased 900 basis points to 27% for the six months ended June 30, 2023 from 36% for the six months ended June 30, 2022. This decrease in gross margin was driven primarily by a settlement paid in connection with the Osteoplastic Settlement and License Agreement, higher cancelled case inventory expense, and a reduction in product selling price.

    Sales and marketing.    Sales and marketing expense was $9.1 million for the six months ended June 30, 2023 compared to $13.2 million for the six months ended June 30, 2022, a decrease of $4.1 million, or 31%. The decrease was due primarily to decreases in personnel costs of $1.2 million, commission expense of $1.5 million, professional and outside services of $0.2 million, tradeshow expenses of $0.5 million, travel and entertainment expenses of $0.3 million, and marketing expenses of $0.4 million. Sales and marketing expense decreased as a percentage of total revenue to 35% for the six months ended June 30, 2023 compared to 43% the six months ended June 30, 2022.

    Research and development.    Research and development expense was $4.6 million for the six months ended June 30, 2023 compared to $8.4 million for the six months ended June 30, 2022, a decrease of $3.8 million, or 45%. The decrease was due primarily to decreases in personnel costs of $1.8 million, professional and outside services of $0.9 million, and revenue share expense of $1.1 million. Research and development expense decreased as a percentage of total revenue to 18% for the six months ended June 30, 2023 from 27% for the six months ended June 30, 2022.

    General and administrative.    General and administrative expense was $14.9 million for the six months ended June 30, 2023 compared to $17.0 million for the six months ended June 30, 2022, a decrease of $2.1 million, or 12%. The decrease was due primarily to decreases in personnel costs of $0.1 million, legal expenses of $1.8 million, insurance costs of $0.2 million, depreciation expense of $0.1 million, shipping and handling expenses of $0.2 million, and other costs of $0.1 million, partially offset by an increase in professional and outside services of $0.4 million. General and administrative expense increased as a percentage of total revenue to 58% for the six months ended June 30, 2023 from 55% for the six months ended June 30, 2022.

     Total other income (expenses), net.    Other income (expenses), net was $0.8 million of other expenses for the six months ended June 30, 2023 compared to $4.1 million of other expenses for the six months ended June 30, 2022, a decrease of expense of $3.3 million or 80%. The change was primarily due to a $3.7 million decrease in foreign currency exchange transaction loss, partially offset by higher interest expense of $0.4 million.

    Income taxes.    Income tax provision was approximately $13,000 for the six months ended June 30, 2023 and $(66,000) for the six months ended June 30, 2022. We continue to generate losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We maintain a full valuation allowance for deferred tax assets.

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

Sources of liquidity and funding requirements

From our inception in June 2004 through the six months ended June 30, 2023, we have financed our operations primarily through private placements of preferred stock, our initial public offering in 2015, other equity financings, debt and convertible debt financings, equipment purchase loans, patent licensing, and product revenue beginning in 2007. We have not yet attained profitability and continue to incur operating losses and negative operating cash flows. As of June 30, 2023, we had an accumulated deficit of $603.9 million. In addition, as of such date, the Company owed $21 million under its secured credit agreement with MidCap. As further described below under “Item 1A. Risk Factors,” absent us raising additional capital, MidCap could allege that a material adverse effect has occurred under the credit agreement, which could permit MidCap to accelerate amounts due under the agreement. For further information regarding the credit agreement see “Note I—Debt and Notes Payable” in the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The recurring losses and uncertainties about the Company's ability to raise capital raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
We fund our operations, capital expenditure requirements and debt service with existing cash and cash equivalents as of June 30, 2023, and plans to address matters that raise substantial doubt about our ability to continue as a going concern through the completion of the proposed merger transaction with restor3d during the third quarter of 2023. However, if the merger is not successful, we will require additional capital in the near-term to support its business growth and continued operations, and, based on the recent state of equity capital markets and our exploration of potential financing alternatives, we and our board of directors believe that it will be very challenging to obtain such financing on terms that would preserve value for our current stockholders. Absent the Company being able to obtain a sufficient level of new capital in the near-term, we could need to file for bankruptcy protection, which we and our board of directors believe would likely result in our current stockholders receiving little, if any, value for their shares of our common stock (and, in any event, an amount substantially less than the $2.27 per share of common stock provided for by the Merger Agreement.

Cash flows

The following table sets forth a summary of our cash flows for the periods indicated, as well as the year-over-year change (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(21,137)	$(26,762)	$5,625	21%
Investing activities	(1,215)	(990)	(225)	(23)
Financing activities	—	—	—	100
Effect of exchange rate on cash	(133)	(263)	130	49
Total	$(22,485)	$(28,015)	$5,530	20%

Net cash used in operating activities.    Net cash used in operating activities was $21.1 million for the six months ended June 30, 2023 compared to $26.8 million used in operating activities for the six months ended June 30, 2022, a decrease in use of $5.6 million. The $5.6 million decrease in net cash used in operating activities was primarily affected by a decrease in net loss of $9.0 million, a decrease in accounts receivable of $2.6 million, a decrease in prepaid expense and other assets of $0.1 million, an increase in royalty and licensing receivable of $0.1 million, a decrease in inventory of $1.4 million, and a decrease in accounts payable, accrued expenses and other liabilities of $3.0 million. Non-cash reconciling items include decrease in unrealized foreign exchange gain/loss of $3.6 million, a decrease in depreciation expense of $0.3 million and a decrease in stock compensation expense of $0.5 million.

Net cash used in investing activities.    Net cash used in investing activities was $1.2 million for the six months ended June 30, 2023, and for the six months ended June 30, 2022 net cash used in investing activities was $1.0 million, an increase of $0.2 million. The increase is due to an increase in costs related to the acquisition of property, plant, and equipment.

Net cash provided by financing activities.    Net cash provided by financing activities was $0.0 million for each of the six months ended June 30, 2023 and 2022.

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

The aggregate revenue share percentage of net revenue from our currently marketed knee replacement products, including percentages under revenue share agreements with all of our scientific advisory board members, ranges, depending on the particular product, from 0.1% to 0.6%. We incurred aggregate revenue share expense including all amounts payable under our scientific advisory board revenue share agreements of $0.3 million during the three months ended June 30, 2023, representing 2.1% of product revenue, and $0.7 million during the three months ended June 30, 2022, representing 4.8% of product revenue. Revenue share expense is included in research and development. For further information, see “Note H—Commitments and Contingencies” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Segment information

We have one primary business activity and operate as one reportable segment.

Off-balance sheet arrangements

Through June 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Proceedings and Complaints Related to the Merger Agreement

On July 27, 2023 and July 31, 2023, respectively, two purported Company stockholders filed separate complaints against us and the members of our board directors in the United States District Court for the Southern District of New York in cases captioned Burnett v. Conformis Inc., et al., 1:23-cv-06536 (S.D.N.Y.) and Anderson v. Conformis Inc., et al., 1:23-cv-06686 (S.D.N.Y.), respectively. The complaints each assert claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act, and allege that the proxy statement filed with the SEC on July 24, 2023 regarding the proposed merger transaction with restor3d is materially incomplete and misleading because it fails to disclose certain purportedly material information. Among other remedies, the plaintiffs each seek to enjoin the merger. Between July 24, 2023 and July 27, 2023, counsel to four different purported Company stockholders sent demand letters to our counsel making similar assertions and, in one instance, attaching a draft federal court complaint against us and the members of its board directors, asserting similar claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act and also seeking to enjoin the merger. On July 31, 2023, we also received a demand under Section 220 of the Delaware General Corporation Law seeking formal access to our books and records related to the proposed merger with restor3d and the process leading up to it.

Although the ultimate outcome of these matters cannot be predicted with certainty, we and the individual defendants believe the claims are without merit and intend to defend against these actions vigorously. If any plaintiffs are successful in obtaining an injunction prohibiting the completion of the merger on the agreed-upon terms, then such injunction may prevent the merger from being completed, or from being completed within the expected time frame. Additional lawsuits against us and/or our directors and officers in connection with the merger may be filed in the future. If additional similar complaints are filed or demand letters are sent, absent new or different allegations that are material, we will not necessarily announce such additional filings or letters. At this time, we are unable to estimate the potential loss or range of losses that might be incurred in connection with these matters.

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

Litigation with Osteoplastics

On March 20, 2020, Osteoplastics LLC ("Osteoplastics") filed a lawsuit against us in the United States District Court for the District of Delaware, and Osteoplastics amended its complaint on April 2, 2020. Osteoplastics is seeking damages relating to allegations that our proprietary software, including our iFit software platform, and our use of our proprietary software for designing and manufacturing medical devices, including implants, infringed seven patents owned by Osteoplastics. On June 15, 2020, we filed a motion to dismiss Osteoplastics’ complaint, and on October 21, 2020, the court denied the motion. On November 2, 2020, we filed our answer to the amended complaint, denying that we infringed the patents asserted by Osteoplastics and asserting certain affirmative defenses.

On June 19, 2023, we entered into a settlement and license agreement with Osteoplastics, resolving the patent infringement lawsuit filed by Osteoplastics in March of 2020. A Joint Stipulation of Dismissal with Prejudice was filed on June 22, 2023 and the order of dismissal was entered by the Court on June 23, 2023.

Litigation against DePuy

On April 30, 2021, we filed a lawsuit against DePuy Synthes, Inc., DePuy Synthes Products, Inc., and DePuy Synthes Sales, Inc. (together, “DePuy”) in the United States District Court for the District of Delaware seeking damages for DePuy’s infringement of certain of our patents related to patient-specific instrument and implant systems. The complaint alleges that DePuy’s multiple lines of patient-specific instruments, as well as the implant components used in conjunction with them, infringe seven of our patents. The accused product lines include DePuy’s patient-specific instrument and implant systems for knee and shoulder replacement procedures. On October 25, 2021, DePuy filed a partial motion to dismiss. On November 15, 2021, we filed an amended complaint. On December 6, 2021, DePuy filed a second partial motion to dismiss. We opposed the partial motion to dismiss on December 20, 2021, and DePuy filed a reply in support of its partial motion to dismiss on December 27, 2021. On February 14, 2022, the court denied DePuy’s partial motion to dismiss. On February 28, 2022, DePuy filed its answer to our amended complaint, denying that its patient-specific instrument and implant systems infringe the patents asserted by us. A claim construction hearing was held on February 6, 2023. Supplemental claim construction briefing was completed in March 2023 and a final claim construction order is pending. Discovery in the lawsuit is ongoing.

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

We and Exactech entered into a settlement and license Agreement with an effective date of April 26, 2023 that resolves the patent infringement lawsuit filed by us in June of 2021. Under the settlement and license agreement, we granted a non-exclusive license to Exactech to use patient-specific instrument technology covered by certain of our patents with off-the-shelf implants for the ankle in exchange for a lump-sum payment and additional consideration.

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

Risks related to our financial position

If the Merger is not consummated, we expect to need to raise additional capital to continue our operations and execute our operating plans, and doubt may exist regarding our ability to continue operating as a going concern.

As of June 30, 2023, we had cash and cash equivalents totaling $26 million, and we owed $21 million under our secured credit agreement with MidCap. As of June 30, 2023, we had an accumulated deficit of $604 million. Based on our operating plans and current liquidity resources, we do not believe that we have sufficient resources to fund operations and meet our contractual obligations for the 12 months following the issuance date of the accompanying consolidated quarterly financial statements. The accompanying consolidated financial statements were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

If the Merger is not consummated, we expect to need to raise additional capital, in the near-term, and we may need to delay, scale back or eliminate some planned operations or reduce expenses to remain a going concern, any of which would have a significant negative impact on our prospects and financial condition, as well as the trading price of our common stock. There can be no assurance that we would be able raise a sufficient level of capital on terms favorable to us and our stockholders, or at all. If we are unable to obtain these additional funds on a timely basis, there will be an increased risk of insolvency and up to a total loss of investment by our stockholders. In addition, absent us raising additional capital, MidCap could allege that a material adverse effect has occurred under the credit agreement, which could permit MidCap to accelerate amounts due under the agreement. These events could lead to us needing to file for bankruptcy protection, which we believe would likely result in current Company stockholders receiving little, if any, value for their shares of Company common stock.

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

Risks related to the Merger Agreement

Failure to consummate the Merger could materially and negatively impact the price of our common stock, as well as our future business and financial results, and could lead to various outcomes that include a risk of credit agreement default and/or bankruptcy.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including the approval of the Company’s stockholders. We cannot assure you that all of the conditions to the Merger will be so satisfied or waived. If the conditions to the Merger are not satisfied or waived, we may be unable to consummate the Merger.

If the Merger is not completed, our ongoing business may be adversely affected as follows: (i) we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock; (ii) some of management’s attention will have been directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us; (iii) we will have expended time and resources that could otherwise have been spent on our existing business; and (iv) we may be required, in certain circumstances, to pay a cash termination fee of $0.9 million (and provide restor3d with a non-

exclusive license to the Company’s patents except with respect to certain knee and/or hip applications), as provided in the Merger Agreement.

Additionally, in approving the Merger Agreement, our Board of Directors considered a number of factors and potential benefits, including the fact that the Merger consideration to be received by holders of our common stock represented a premium of approximately 96% to the closing price of our common stock on June 22, 2023, the last completed trading day prior to the Board's approval of the Merger Agreement. If the Merger is not completed, the holders of our common stock will not realize this benefit of the Merger. Moreover, we would also have nevertheless incurred substantial transaction-related fees and costs and the loss of management time and resources.

In addition, in approving the Merger Agreement, our Board considered and identified several significant risks that will apply if the Merger is not ultimately consummated, including the following:

•Industry Competition and Limited Resources: the Company faces intense competition in the joint replacement industry from large, well-established companies that have significantly greater financial resources, larger sales forces and networks of distributors, and a greater number of established relationships, compared to the Company, which has a limited number of commercialized products and limited financial resources;

•Continued Incurrence of Net Losses: the Company has incurred significant net operating losses in every year since its inception (including a net loss of approximately $50 million for the most recently completed fiscal year), and, given the challenges growing product revenue described above, the Board expects it will continue to incur net operating losses for the next several years;

•Need for Additional Near-Term Capital: the Company will require additional capital in the near-term to support its business growth and continued operations, and, based on the recent state of equity capital markets and the Company’s exploration of potential financing alternatives, the Board believes it will be very challenging to obtain such financing on terms that would preserve value for our current stockholders;

•Risk of Credit Agreement Default: the Company owes $21 million under its secured credit agreement, which contains customary affirmative and negative covenants, including that the Company may not undergo a material adverse effect, and the Board believes that the Company’s continued incurrence of net operating losses in the upcoming months creates risk that the Company’s lender will assert the existence of such a material adverse effect should the Company’s current cash balance (approximately $26 million as of June 30, 2023), combined with projected future cash flows, indicate that a material impairment exists on the lender’s prospects of being repaid the loan amounts when due;

•Risk of Bankruptcy: should an event of default occur under the Company’s secured credit agreement, absent the Company being able to obtain new near-term debt or equity financing, the Company could need to file for bankruptcy protection, which the Board believes would likely result in current Company stockholders receiving little, if any, value for their shares of Company common stock (and, in any event, an amount substantially less than the $2.27 per share of common stock provided for by the Merger Agreement);

•Employee Retention and Hiring: the foregoing circumstances create risk that absent a sale transaction, such as the proposed Merger, the Company would have difficulty retaining its senior management and employees, or otherwise being able to recruit, retain and motivate qualified executives and other key employees amid intense competition from competitors and other companies in the life sciences industry; and

•Customer Risks: the foregoing circumstances also create risk that absent a sale transaction, customers may refrain from using the Company’s products over concern regarding the Company’s long-term viability and ability to service its product portfolio.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what restor3d has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than restor3d. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction. If we or restor3d terminate the Merger Agreement in certain circumstances (including if we agree to be or are subsequently acquired by another company), we may in some circumstances be required to pay to restor3d a termination fee of $0.9 million (and provide restor3d with a non-exclusive license to the Company’s patents except with respect to certain knee and/or hip applications), as provided in the Merger Agreement. Further, our board of directors has agreed in the Merger Agreement, subject to limited exceptions, that it will not withdraw or modify in a manner adverse to restor3d its recommendation that our stockholders approve the Merger.

Expenses related to the proposed Merger are significant and may adversely affect our operating results.

We have incurred and expect to continue to incur significant expenses in connection with the proposed Merger, including legal and investment banking fees, which may adversely affect our operating results.

We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business.

The Merger Agreement generally requires us to conduct our businesses in the ordinary course of business consistent with past practice, and use our reasonable best efforts to preserve intact our present business organization, material assets, properties, contracts and authorizations, present employees, and relationships and goodwill with suppliers, licensors, licensees, contractors, partners and others having material business dealings with us. In addition, the Merger Agreement restricts us, unless we first obtain restor3d’s consent, from taking certain specified actions until the proposed Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement.

Uncertainties associated with the Merger may cause a loss of management and other key employees and disrupt our business relationships, which could adversely affect our business.

Uncertainty about the effect of the Merger on our employees, customers and suppliers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger. If key employees depart and as we face additional uncertainties relating to the Merger, our business relationships may be subject to disruption as suppliers and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected. The adverse effects of such disruptions could be further exacerbated by any delay in the completion of the Merger.

Lawsuits have been filed, and other lawsuits may be filed, against us and members of our board of directors challenging the Merger, and an adverse ruling in any such lawsuit may delay or prevent the completion of the Merger or result in an award of damages against us.

On July 27, 2023 and July 31, 2023, respectively, two purported Company stockholders filed separate complaints against us and the members of our board of directors in the United States District Court for the Southern District of New York in cases captioned Burnett v. Conformis Inc., et al., 1:23-cv-06536 (S.D.N.Y.) and Anderson v. Conformis Inc., et al., 1:23-cv-06686 (S.D.N.Y.), respectively. The complaints each assert claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act, and allege that the proxy statement that we filed with the SEC on July 24, 2023 regarding the Merger is materially incomplete and misleading because it fails to disclose certain purportedly material information. Among other remedies, the plaintiffs each seek to enjoin the Merger. Between July 24, 2023 and July 27, 2023, counsel to four different purported Company stockholders sent demand letters to our counsel making similar assertions and, in one instance, attaching a draft federal court complaint against us and the members of our board of directors, asserting similar claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a)

of the Exchange Act and also seeking to enjoin the Merger. On July 31, 2023, we also received a demand under Section 220 of the Delaware General Corporation Law seeking formal access to our books and records related to the Merger with restor3d and the process leading up to it.

Although the ultimate outcome of these matters cannot be predicted with certainty, we and the individual defendants believe the claims are without merit and intend to defend against these actions vigorously. If any plaintiffs are successful in obtaining an injunction prohibiting the completion of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being completed, or from being completed within the expected time frame. Additional lawsuits against us and/or our directors and officers in connection with the Merger may be filed in the future. If additional similar complaints are filed or demand letters are sent, absent new or different allegations that are material, we will not necessarily announce such additional filings or letters. At this time, we are unable to estimate the potential loss or range of losses that might be incurred in connection with these matters.

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of June 22, 2023, between Conformis, Inc., restor3d, Inc. and Cona Merger Sub Inc.
10.1†	Settlement and License Agreement, entered into as of June 19, 2023, by and between Osteoplastics, LLC and Conformis, Inc.
10.2	Warrant Exchange Agreement, entered into on June 22, 2023, between Conformis, Inc. and Armistice Capital Master Fund Ltd.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*
Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*#	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Database
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Certain private or confidential portions of this exhibit that are not material were omitted by means of redacting a portion of the text and replacing it with a bracketed asterisk.
#	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: 8/2/2023

CONFORMIS, INC.

By:	/s/ Mark A. Augusti
Mark A. Augusti President and Chief Executive Officer (On behalf of the Registrant)

 Date: 8/2/2023

CONFORMIS, INC.

By:	/s/ Christine Desrochers
Christine Desrochers Chief Financial Officer (Principal Financial Officer)